Form 10-Q
period 2011-09-30
AXIM INTERNATIONAL INC.
filed 2011-11-17
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

Axim International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Agency Services of Nevada, 245 East Liberty Street, #200, Reno, NV 89501

(Address of principal executive offices)

(888) 597-8899

(Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐                                                                            Accelerated filer                     ☐

Non-accelerated filer       ☐                                                                              Smaller reporting company  ☒.

                                                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 15, 2011.

AXIM INTERNATIONAL, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

AXIM INTERNATIONAL, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

AXIM INTERNATIONAL, INC.

BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

CURRENT ASSETS

Cash	$ 13,088	$ -
Total current assets	13,088	-

TOTAL ASSETS	13,088	-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	4,000	-
Due to stockholder	100	-
Total current liabilities	4,100	-

STOCKHOLDER'S EQUITY

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized; 33,000,000 and 20,000,000, respectively, issued and outstanding	3,300	2,000
Capital in excess of par value	11,700
Deficit accumulated	(6,112)	(2,100)
Total stockholder's equity	8,988	-

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 13,088	$ -

The accompanying notes are an integral part of these financial statements.

-F1-

AXIM INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011

(Unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Revenues	$ -	$ -

General and administrative expenses:
Professional fees	4,000	4,000
Other	12	12

Net loss	(4,012)	(4,012)

Loss per common share – basic and diluted	$ -	$ -

Weighted average number of common shares outstanding	20,141,304	20,047,619

Comparative statements are not included as the Company was incorporated November 19, 2010.

The accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (4,012)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Increase in accounts payable and accrued expenses	4,000
Net cash consumed by operating activities	(12)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	13,000
Advance from stockholder	100
Net cash provided by financing activities	13,100

Net increase in cash	13,088

Cash, at beginning of period	-
Cash, at end of period	$ 13,088

Comparative statements are not included as the Company was incorporated November 19, 2010.

The accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(unaudited)

NOTE 1:  BASIS OF PRESENTATION:

The unaudited interim financial statements of  Axim International, Inc. as of September 30, 2011, and for  the three and nine month periods ended  September 30, 2011, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011

Certain information and disclosures normally included in the notes to financial statements have been condensed or abbreviated as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial information of the period from November 18, 2010 (date of inception) to December 31, 2010

NOTE 2:  COMMON  STOCK

Effective September 30, 2011, the Company issued 13,000,000 shares of Common Stock to 19 shareholders at $0.001 per share.  The Company received a total of $ 13,000 in proceeds. Each of the 19 shareholders holds less than 5% of the outstanding shares.

NOTE 3:  RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2011, the Company President advanced $ 100 to fund working capital needs. That advance bears interest at 6% per annum and is due on demand.

NOTE 4.    GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has little working capital, has an accumulated deficit of $ 6,112, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to efforts to seek a merger partner.

-F4-

AXIM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(unaudited)

NOTE 5.  SUBSEQUENT EVENT

The Company has engaged the services of a consulting firm to provide office space, clerical and other support services such as filing periodic reports.  The Company and the consulting firm have agreed to a fee of $3,800 per month commencing November 1, 2011.

Effective October 3, 2011, the Company entered into a Licensing Agreement with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable by-products via the Advanced Pyrolysis System 200 (“APS200”). The Company will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Jamaica, WI.   The Company acquired the licensing rights for $ 50,000 payable on or before October 31, 2011.  A total of $ 50,000 was advanced by a shareholder and the license fee was paid.

Effective October 28, 2011, the Company entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee will be subject to a sub-license fee of $ 70,000 payable in monthly instalments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per the Agreement with Omega, 5% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 5% royalty fee on all gross sales generated, of which 3% will be remitted to Omega and 2% retained.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Axim International, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

We were incorporated in the State of Nevada on November 19, 2010 (Inception) and maintain our principal executive office at c/o Agency Services of Nevada, 245 East Liberty Street, Suite 200, Reno, NV, 89501.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2011, and since its effectiveness, we have focused our efforts to identify a possible business combination.

Effective October 3, 2011, we entered into a Licensing Agreement with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable by-products via the Advanced Pyrolysis System 200 (“APS200”). We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Jamaica, WI.   We acquired the licensing rights for $ 50,000 payable on or before October 31, 2011.  A total of $ 50,000 was advanced by a shareholder and the license fee was paid.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee will be subject to a sub-license fee of $ 70,000 payable in monthly instalments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per the Agreement with Omega, 5% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 5% royalty fee on all gross sales generated, of which 3% will be remitted to Omega and 2% retained.   Alpha is to raise $ 250,000, half of the purchase price of the APS200 system and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.  We are subject to raising the additional $ 250,000 by June 30, 2013.  In the event that we do not raise such funding by September 30, 2013, our agreement with Alpha is deemed terminated and we are liable to repay the sum of all monthly license fees paid.   The repayment must be made within a 12 month period.  In the event that Alpha does not raise such funding, the monthly sub license fee will be retained by us.

During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $13,088 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Liquidity and Capital Resources

As of September 30, 2011, we had assets equal to $ 13,088, comprised exclusively of cash.   Our current liabilities as of September 30, 2011 totalled $4,100, comprised of accounts payable and a loan from a shareholder.

Our cash requirements for the next twelve months are $ 65,000.

Contractual obligations – consulting fees	$ 36,000
Other consulting fees	12,000
Audit and accounting	10,000
Miscellaneous	7,000

Total	$ 65,000

Contractual obligations consist of our contract with Browngate Corporate Services Inc. (“Browngate”) whereas Browngate will provide consulting services relating to accounting and corporate governance.  Browngate will also provide office space and telephone and fax rental and also administrative support.  The term of the agreement is effective November 1, 2011 for a 12 month period.  The agreement can be cancelled with 30 days written notice.  The monthly fee for such services is $ 3,000.

                We intend on engaging the services of an engineer to assist with the maintenance and enhancement of the APS200 system.  We have entered into various discussions with engineers however as of to date, no agreement has materialized.

We estimate that our audit and accounting costs to be $ 10,000 however this amount may vary.

The cash balance consists primarily of proceeds received from the issuance of 13,000,000 shares of Common Stock to 19 shareholders at $ 0.001 per share.

We can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

We expect to obtain financing through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We have only nominal assets and have generated no revenues since inception. We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Sources of Capital:

We expect to sustain our working capital needs with the monthly license fee of $ 5,000 as per our agreement with Alpha and also through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  Financing from Alpha will commence November 1, 2011 until January 1, 2013.  There can be no assurance that such fees will be paid on a timely basis.

On October 27, 2011, we obtained a shareholder loan in the amount of $ 50,000 to fund the purchase of exclusive licensing rights of the APS200 system in Jamaica. This loan is without interest or stated terms of repayment.

Results of Operations

No revenue has been generated from November 19, 2010 (Inception), through September 30, 2011.

For the nine month period ended September 30, 2011, we had a net loss of $4,012, comprised primarily  of audit and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

For the period from November 19, 2010 (Inception) to September 30, 2011, we had a net loss of $6,112, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of our company, and the filing of our Registration Statement on Form 10.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Effective September 30, 2011, we issued 13,000,000 shares of Common Stock to 19 shareholders at $0.001 per share.  We received a total of $ 13,000 in proceeds. Each of the 19 shareholders holds less than 5% of the outstanding shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on November 19, 2010.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on May 6, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM INTERNATIONAL, INC.

Dated: November 15, 2011	By:	/s/ Rosemary Samuels
Rosemary Samuels
President and Director Principal Executive Officer Principal Financial Officer