Form 10-K
period 2011-12-31
AXIM INTERNATIONAL INC.
filed 2012-04-16
CIK 1514946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54296

AXIM INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6623 Las Vegas Boulevard, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-629-1883

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [ x ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [  ] Yes          [x] No

State the aggregate market value  of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter.

The aggregate market value held by non-affiliates cannot be determined as the issuer’s common equity is currently not publicly traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 33,000,000 shares of common stock outstanding as of April 16, 2012.

Contents                                                                                                                                                                      Page

PART I                                                                                                                                                                                                                                                 4

ITEM 1................... DESCRIPTION OF BUSINESS                                                                                                                                                                        5

ITEM 1A. .............. RISK FACTORS                                                                                                                                                                                              11

ITEM 1B. .............. UNRESOLVED STAFF COMMENTS                                                                                                                                                          15

ITEM 2................... PROPERTIES                                                                                                                                                                                                   15

ITEM 3................... LEGAL PROCEEDINGS                                                                                                                                                                                 15

ITEM 4................... SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                                 15

PART II.                                                                                                                                                                                                                                            16

ITEM 5................... MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                                         16

Item 6. ................... SELECTED CONSOLIDATED FINANCIAL DATA                                                                                                                                 17

ITEM 7................... MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          18

Item 7A.................. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                           21

ITEM 8................... FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                                                                           22

ITEM 9................... CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS     33

ITEM 9A(T).......... CONTROLS AND PROCEDURES                                                                                                                                                               33

ITEM 9B................ OTHER INFORMATION                                                                                                                                                                              34

PART III                                                                                                                                                                                                                                           34

ITEM 10................ DIRECTORS AND EXECUTIVE OFFICERS                                                                                                                                               34

ITEM 11................ EXECUTIVE COMPENSATION                                                                                                                                                                   36

ITEM 12................ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                                                37

ITEM 13................ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                                                         38

ITEM 14................ PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                                                               38

ITEM 15................ EXHIBITS                                                                                                                                                                                                        40

SIGNATURES                                                                                                                                                                                                                                41

PART I

Note regarding forward-looking statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•         general economic and business conditions, both nationally and in our markets,

•         our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•         our ability to implement our growth strategy,

•         anticipated trends in our business,

•         advances in technologies, and

•         other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to Axim International Inc.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.                DESCRIPTION OF BUSINESS

History

We were incorporated in the State of Nevada on November 18, 2010. Since inception, we have been engaged in organizational efforts and obtaining initial financing.  We were initially formed as a vehicle to pursue a business combination.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Effective October 3, 2011, we entered into a Licensing Agreement (the “Agreement”) with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable byproducts via the Advanced Pyrolysis System 200 (“APS200”). We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related byproducts in the territory of Jamaica, WI for 20 years.   We acquired the licensing rights for $ 50,000 which was paid on April 13, 2012.  We have the right to purchase from Omega, the APS200 system at a fixed price of $ 500,000 until September 30, 2013.  Subsequent to September 30, 2013, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  Upon purchasing the APS200 system, we subject to a royalty of 5% on licensee fees received as well as on gross sales from byproduct sales generated from the APS200 system. The Agreement was an arms-length transaction.

The APS200 system is designed to handle commonly generated waste stream, whether liquid, solid, mixed or unmixed (including whole tires, all types of plastics, e-waste, shredder residues, sewage sludge, animal wastes, biomass, ligneous and infectious biohazard medical waste) and represent an environmentally friendly and commercially viable alternative to traditional methods of processing waste. The solutions are commercially viable ecological recycling models based on zero-waste philosophy. We will initially be focused on using the application for processing waste tires for conversion to biochar and fuel oil.

Current Business

Upon entering into the Agreement to acquire exclusive licensing rights in Jamaica, our business objective is to market the APS200 system through qualified interests in establishing joint ventures and establishing waste conversion operations.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee will be subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per our Agreement with Omega, 5% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit to Omega a 5% royalty fee on all gross sales generated.  Alpha is to raise $ 250,000, half of the purchase price of the APS200 system and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.  We are subject to raising the additional $ 250,000 by June 30, 2013.  In the event that we do not raise such funding by September 30, 2013, our agreement with Alpha is deemed terminated and we are liable to repay the sum of all monthly license fees paid.   The repayment must be made within a 12 month period.  In the event that Alpha does not raise such funding, the monthly sub license fee will be retained by us.

Principal Products, Services and Their Markets

The APS200 system has the capability for four applications for treatment of waste tires, plastics, MSW and hospital waste. The APS200 system will have one treatment application for waste tires.   We may add other applications at a later date should we wish to expand operations.

How the System Works

Pyrolysis technologies:

Pyrolysis is most commonly used for organic materials. It does not involve reactions with oxygen or any other reagents but can take place in their presence. Extreme pyrolysis, which leaves only carbon as the residue, is called carbonization and is also related to the chemical process of charring.

Pyrolysis is heavily used in the chemical industry, for example, to produce charcoal, activated carbon, methyl alcohol and other chemicals from wood to convert ethylene dichloride into vinyl chloride to make PVC, to produce coke fuel from coal, to convert biomass into synthetic gas, to turn waste into safely disposable substances, and for the cracking of medium-weight hydrocarbons from petroleum into smaller molecules to produce lighter forms like gasoline.

There are two kinds of pyrolysis technologies classified by heat source.

Direct-Heat Pyrolysis

This method allows the heat source to make direct contact with the feedstock material. It has the advantage of being the most efficient method of thermal conductivity. Examples of Direct-Heat Pyrolysis systems are; steam pyrolysis systems, nitrogen or argon gas pyrolysis systems. Both steam and gas pyrolysis heat the feedstock material completely thereby decomposing the hydrocarbons. The disadvantage of the Direct-Heat Pyrolysis method is that it requires the consumption of a large amount of energy.

Indirect-Heat Pyrolysis

In the Indirect-Heat Pyrolysis method the feedstock material does not make direct contact with the heat source. The material is loaded in a vacuum chamber isolated from air. Then a heat source is applied to heat the chamber. The heat source can be a burner or heat wire.

Indirect-Heat Pyrolysis has a low thermal conductive efficiency because no contact is made with the surface of the feedstock material. To improve efficiency, Catalyst Pyrolysis has been developed. It uses a catalyst to bring the heat in contact with the feedstock material. If more than one catalyst is used the greater the heat contact is made with the surface of the feedstock material and the efficiency is thereby increased. Another method is break down the feedstock material into the small pieces or to grind the feedstock into powder where the feedstock material will react instantly. This technology is called Fast Pyrolysis. No matter how the contact surface of the feedstock material is increased, the heat will always be applied from the surface to the interior of the feedstock material. When heat makes contact with the surface of the feedstock material, it will form a hard shell preventing the heat from penetrating to the interior of the feedstock material resulting in incomplete de-composition of the organic compounds.

The APS200 system combines the steam Direct-Heat Pyrolysis and Indirect-Heat Pyrolysis technologies.

Traditional pyrolysis technology is a one stage process. It is designed and engineered to handle only one kind of uniform organic material during the same process. Also, the thermal conditions will vary based on what type of feedstock material is used; otherwise the feedstock material cannot be decomposed properly. The carbon residue will contain an organic composition. These by-products are not marketable. As a result, most pyrolysis systems can only process one type of feed stock material. Mixed or varied feedstock materials cannot be processed. For application in the waste management field where there are a variety of waste materials in an unpredictable composition, a one stage process cannot be accommodated. The APS200 system can process mixed feedstock material based on its two stage pyrolysis technology.

The first stage acts as a pyrolysis mode. It converts most of the organic composition to fuel oil at the critical cracking stage. To obtain the greatest amount of fuel oil is the most important function in this stage. The second stage simulates gasification, deep pyrolysis, carbon activated, and fuel gas synthesis system. The purpose of the second stage is to decompose the residue of organic compounds remaining after completion of the pyrolysis mode and convert it to fuel gas.

Energy efficiency by Steam with indirect thermal pyrolysis technologies:

As mentioned above, traditional pyrolysis technology uses the application of indirect heat to a thermal reaction chamber. Because the thermal conductive surface is small, significantly more time and energy is required to decompose the organic compounds resulting in low efficiency. Another problem is created when heat is applied to the surface of the feedstock material. When heat contacts the surface of the feedstock material, it forms a crust which restricts penetration of the heat to the interior of the feedstock material, resulting in an incomplete decomposition of the organic compounds. The carbon residue will also contain remnants of the organic compounds and becomes a secondary waste.

To solve this problem, the APS200 system uses steam as the main heat source to directly heat the material. Steam is used to penetrate the feedstock material into the interior in order to decompose the organic compounds. To generate the steam heat source requires more energy however the APS200 system uses an energy recovery technology to generate the steam required by using the fuel gas generated from the pyrolysis process which creates an indirect heating chamber by the use of the same waste heat source. The reaction chamber is supported by steam and indirect heat at the same time. This process increases the efficiency of energy use. When the pyrolysis system commences to generate fuel gas, enough fuel gas is produced to support the heat source for the system without the need for any external energy source. This creates energy cost savings.

System Safety

There are two conditions necessary in a pyrolysis system. The first is a vacuum condition. During this phase, the organic compounds will decompose to fuel oil and fuel gas. This fuel gas is rich in hydrogen. It is dangerous if contact is made with air and is the major reason why explosions can occur at most pyrolysis plants. The second condition is a high pressure phase. The higher the pressure, the higher the conversion rate, however, the high pressure creates instability in the system and can be explosive.

In an Indirect Heat pyrolysis system, carbon dust is mixed with oil (called “tar”) vapors. These tar vapors while passing through the pipe to the condenser, stick to the pipe as tar. The tar may eventually plug the pipe and since tar contains sulfur it can corrode the pipe creating leaks causing the explosive fuel gas to leak. This is the most common reason for explosions in traditional pyrolysis systems plants.  To prevent such events, the APS200 System uses steam as protection. The steam reacts with the carbon dust to generate more fuel gas and reduces the tar produced. Also, the steam cleans the pipes to prevent corrosion and forms a protective shell to protect the fuel gas from making contact with the air even if it is leaking. The steam provides protection by preventing the fuel from igniting.

APS200 System application for waste tire treatment:

Waste tires are a dominant market for the pyrolysis system. The APS200 System can produce marketable high quality by-products from waste tire treatment. These included a high quality carbon black as well as fuel oil.

The expected percentage rate of the by-products generated is as follows:

■   Steel wire : 8~12% depend on the type of tires

■   Fuel Oil: 40% ~ 50%, depending on the flash point

■   Low quality Carbon black: 5% ~10%

■   High quality carbon black: 20% ~ 35%

Markets

Joint Ventures

It is our intention to market the APS200 system through joint ventures with qualified interests in establishing joint ventures and establishing waste conversion operations.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha to establish the APS200 system in Jamaica.  Alpha, as a sub licensee will be subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per our Agreement with Omega, 5% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 5% royalty fee to Omega on all gross sales generated.  Alpha is to raise $ 250,000, half of the purchase price of the APS200 system and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.  We are subject to raising the additional $ 250,000 by June 30, 2013.  In the event that we do not raise such funding by September 30, 2013, our agreement with Alpha is deemed terminated and we are liable to repay the sum of all monthly license fees paid.   The repayment must be made within a 12 month period.  In the event that Alpha does not raise such funding, the monthly sub license fee will be retained by us.

Markets – By Products

Management is unaware of any plan for recycling of used tires in Jamaica, resulting in used tires being discarded as garbage where they ultimately end up in landfills.  We believe that these discarded tires would provide a source of raw materials for us at little cost.

Sustainable biochar is a powerfully simple tool that can produce a soil enhancer that holds carbon and makes soil more fertile; reduce agricultural waste; and produce clean, renewable energy.

Biochar is a highly porous charcoal that enables soil to retain nutrients and water and carbon content and yields improved plant and crop.   The carbon content in the biochar can be stored in soil indefinitely.  Biochar as a soil enhancer is mostly used in areas that have depleted soils with inadequate water and fertilizer use.

Biochar can improve soil fertility for the long term using locally available materials. Used alone, compost, manure or agrochemicals must be added at the same rate every year in order to realize benefits. Application rates can be reduced when nutrients are combined with biochar. Biochar can play a role in expanding options for sustainable soil management, not only to improve soil productivity but also to decrease nutrient loss through leaching by percolating water.  We intend to market biochar produced to landscapers for softscape use in horticulture design.

Marketing Strategy

By-products generated would be initially marketed throughout the Caribbean.  Our target market will be that of landscape horticulturalists.  We may expand our target market at a later time and such efforts to expand our marketing scope will be dependent on the success of our initial operations.

Distribution Methods and Installation

We currently do not have distribution methods to deliver by-products generated by the System.  We will explore methods of distribution subject to the market response upon initiation of operations.

New Products

We are not developing nor do we intend to distribute any other products in the foreseeable future.

Competition

Management is not aware of competition in Jamaica, WI.  However emerging competitors may have significantly greater financial, marketing and other resources than we have.  Competitors have and may adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins and loss of market share.

Availability of Raw Materials

We have entered into discussions with several vehicle service stations which has access to the amount of input of used tire material we require.  We have not entered into any definitive agreements with these suppliers as the cost of the tires per ton will vary.  The cost will vary from $ 50 to $ 100 per ton.  Management is confident that these sources are sufficient for supplying operations with the necessary feedstock material.

We cannot estimate at this time the frequency of our placement of orders as we have not established trends or possible seasonal aspects which may affect our sub distributor’s business and the resultant increase or lag in number of orders placed with us.

Orders and Payment

Payment terms will vary and payments are made by wire transfer, bank draft, or money order.

Delivery

Delivery terms are subject to negotiations and are unique in each transaction.

Returns and Refunds

Our warranty policy states that the APS200 system will be free from material defects in materials and workmanship. The foregoing warranty is subject to the proper installation, operation and maintenance of the APS200 system in accordance to the APS200 system operating manual. Warranty claims must be made by the customer in writing within 15 days of the manifestation of a problem. The warranty period begins on the date the APS200 system is delivered and continues for Twelve (12) months.

Excluded from the warranty are problems due to accidents, misuse, misapplication, storage damage, negligence, or modification to the APS200 system or its components.

Patents, Trademarks and Labor Contracts

Patents

We do not directly hold any patents for the APS200 System. The APS200 System is proprietary technology.

Trademarks

We do not have any trademarks on our trade name or logo.

Labor Contracts

We have one labor contract with a consulting firm for all our administration needs. Once the APS200 System is fully operational, we will require additional employees to operate the system and also sales staff for marketing and sale of by-products generated.

Government Regulation

We are subject to regulations from various federal, state and municipal authorities, each having different environment regulations to deal with waste and emissions. The following are some of the regulatory authorities throughout the world.

In the USA hazard wastes are regulated by the Environmental Protection Agency (“EPA”) through the Resource Conservation and Recovery Act (“RCRA”) which requires that hazard wastes be tracked from the time that they are generated until their final disposition. Further with the enactment of the Comprehensive Environmental Response, Compensation and Liability Act in 1980, a super fund was created for the clean-up and remediation of closed and abandoned hazardous waste sites. A facility that treats, stores or disposes of hazardous waste must obtain a permit under the RCRA. Individual states may regulate particular wastes more stringently than that mandated by the EPA because the EPA is authorized to delegate primary rulemaking to individual States and most states have implemented such regulations.

The federal government also mandates the requirements for hazardous waste landfill sites together with state and local governmental agencies which may have criteria of their own and which in some cases may be more stringent than the federal regulations.

Worldwide the United Nations Environmental Program (“UNEP”) estimated that more than 400 million tons of hazardous waste is produced annually.

In the United Kingdom the Department for Environment Food and Rural Affairs is the agency responsible for policy and regulations on the environment which includes air quality, waste operations and local authority environmental regulation. In Europe the European Commission is the regulator authority responsible issuing directives for the regulation of hazardous waste.

The EPA is also the regulatory authority governing vehicle emissions and emissions from large Municipal Waste Combustors (“MWC”) (greater than 250 tons per day), small MSWs (less than 150 Tons per day) (MWCs are incinerators which burn household, commercial/retail and or institutional waste), Hazardous Waste Combusters (‘HWC”) and Medical Waste Incinerators. State or federal MWC plans also include source and emission inventories, emission limits, testing, monitoring and reporting requirements or site specific compliance schedules including increments of progress.

The Asian countries also have their own emission and waste treatment regulatory bodies, most of which conform either to the EU or EPA standards.

As worldwide emissions levels have increased dramatically, a greater understanding of the impacts of these emissions have resulted in increased regulation and new development practices have been implemented to reduce emissions in countries worldwide. All of the above are the regulatory environment in which our technology and the proposed applications of the technology are applicable.

Research and Development

We intend to establish a research and development facility in each assembly plant with the intention of maintaining the technological lead in terms of product quality and development of new product applications.

Compliance with Environmental Laws

To our knowledge, we are not subject to any environmental laws which are cause of concern among management.

Handling and Storage of Biochar

To the best of management’s knowledge, there are no guidelines or precautions relating to the handling and storage of biochar.  We intend on handling and storing biochar based on standards applicable to carbon black as we may expand our operations in the future to accommodate the production of carbon black derived from waste tires.

In general, pure carbon black is difficult to ignite, does not undergo spontaneous combustion, and is not a dust explosion hazard. Red hot metal and electric sparks will not cause carbon black dust to ignite explosively. However, carbon black can be ignited by an open flame, glowing metal, sparks or lighted cigarettes. Once ignited it burns slowly with the production of toxic carbon monoxide. Storage fires may go undetected for some time, unless stirred or if sparks are present. If impurities are present on the carbon black (e.g. oil), then there is a risk of dust explosions. The risk of dust explosions is increased by the presence of unconsumed oil that adheres to the carbon.

Carbon black is a toxic solid. It may also be a dust explosion hazard depending on the impurities present. It is necessary that engineering controls are operating and that protective equipment requirement and personal hygiene measures are being followed.   Only authorized personnel should have access to this material. They should be properly trained regarding its hazards and its safe use.

There should be no possible ignition sources, (e.g. sparks, open flames). It is very important to keep areas where this material is used clear of other materials which can burn (e.g. cardboard, sawdust). If impurities are present on the carbon black this could be at risk of being an explosion hazard.  A non-sparking ventilation system, explosion-proof equipment and intrinsically safe electrical systems in areas of use must be installed.   Carbon black should be stored in dust-tight, labelled containers and should be kept closed when not in use.   Methods to control hazardous conditions include mechanical ventilation, local exhaust ventilation, and process enclosure if necessary, to control airborne dust.

Handing and Storage of Fuel Oil

Fuel oil has a high vapor pressure, evaporating quickly and will go stale in a few weeks if not chemically treated. It has high ignition temperature (about 1100° F). Stored fuel oil must be treated with a butylhydroxytoluene additive and protected from moisture if it is to be stored for any length of time.  Fuel tanks should be stored in a well-ventilated area building.

Any electrical fixtures surrounding the fuel oil tank should be explosion proof (sealed) and wired in sealed conduit to prevent fuel vapors from coming into contact with electrical sparks. Smoking or carrying of smoking materials within 50 feet of the fuel pumps should be prohibited.

Employees

As of to date, we had no full-time employees and no part-time employees.  We have engaged a consultant who provides various services to our company.

Principal Business Office & Administrative Branch Office

Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-629-1883, Facsimile: 702-562-9791.

ITEM 1A.             RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition, or operating results.

All parties and individuals reviewing this Annual Report on Form 10K and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest  or  not,  careful  review of the risk factors set forth herein and  consideration  of  forward-looking  statements  contained in this registration  statement  should  be  adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with operations in the competitive environment in which we will be operating.

***You should read the following risk factors carefully before purchasing our common stock. ***

RISKS RELATING TO OUR BUSINESS

We have a limited operating history upon which an evaluation of our prospects can be made.  For that reason, it would be difficult for a potential investor to judge our prospects for success.

We were organized in November 2010. We entered into the Agreement with Omega on October 3, 2011.  We have had limited operations since our inception from which to evaluate our business and prospects.  There can be no assurance that our future proposed operations will be implemented successfully or that we will have the ability to generate profits.  If we are unable to sustain our operations, you may lose your entire investment.  We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs.  As a new business, we may encounter delays and other problems in connection with the methods of product distribution that we implement.  We also face the risk that we will not be able to effectively implement our business plan.  In evaluating our business and prospects, these difficulties should be considered.  If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

If we do not raise $ 250,000 to purchase the APS200 System by June 30, 2013, we are liable for the price increase if applicable

Our Agreement with Omega provides that the APS200 system can be purchased at a fixed price of $ 500,000 prior to September 30, 2013.  Subsequent to this date, Omega may increase the purchase price to reflect rising costs of raw materials. Our sub license agreement with Alpha provides that we are responsible for 50% of the purchase price which is due by June 30, 2013 and if we are unable to raise this amount, we will be responsible for any increase in the purchase price imposed by Omega. We may not have sufficient working capital to pay the increase in purchase price and in such an event, we are liable for the return of the sub license fees paid by Alpha.

We are liable for the return of the sub license fees paid by Alpha in the event that we are unable to raise $ 250,000 to purchase the APS 200 System

If we do not raise $ 250,000 by September 30, 2013, we are liable for the return to Alpha the sub license fee paid totaling $ 70,000.  This fee is payable in a 12 month period.  We may not have sufficient working capital to repay Alpha and there can be no assurance that repayment terms can be renegotiated that would be supportive of our financial situation at that time.

If Alpha does not raise its portion of the $ 250,000 by September 30, 2013, there is no assurance that we will have the working capital to purchase the APS200 System

Alpha is obligated to raise $ 250,000 by June 13, 2013. If Alpha does not raise such funds by this date, there can be no assurance that we will be in a position to raise the remaining balance or appoint another joint venture partner that would participate in the joint purchase of the APS200 system.

If we do not receive shareholder loans we may be unable to continue meeting our minimum funding requirements.

We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that any required funding will be available to us.  We may exhaust this source of funding at any time, which would cause us to cease operations.

We must hire qualified engineering and professional services personnel.

We cannot be certain that we can attract or retain a sufficient number of highly qualified engineers and professional services personnel to efficiently maintain and enhance the APS200 system. To meet our needs for engineers and professional services personnel, we may use more costly third-party contractors and consultants to supplement our own staff. Our business may be harmed if we are unable to establish and maintain relationships with third-party implementation providers.

If we do not receive funding through private placements or shareholder as we may be unable to continue meeting our minimum funding requirements.

We require short term funding in the amount of approximately $65,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

We may not be able to compete effectively against our competitors, which could force us to curtail or cease business operations.

Many of our competitors have significantly greater name recognition, financial resources and larger distribution channels.  If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. We do not have any market share in the industry at this time.

We may face product liability for the product we sell.

We may become liable for any damage caused by our products when used in the manner intended.  Any such claim of liability, whether meritorious or not, could be time-consuming and result in costly litigation.  We do not carry insurance.  Any imposition of liability could severely harm our business.

We are dependent on the services of our President and the loss of her services could have a material adverse effect on our ability to carry on business.

We are substantially dependent upon the efforts and skills of our company President, Ms. Rosemary Samuels. We do not have an employment contract and thus she has no obligation to fulfill his capacities as President for any specified period of time.   The loss of the services of Ms. Samuels will have a material effect on our business in that we would not have the necessary leadership to continue operations.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and all of our director and officers are located outside the United States.  As a result, it may be difficult to effect service of process within the United States upon these persons.  In addition, a shareholder should not assume that the courts in any other country (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

RISKS RELATED TO OUR COMMON STOCK

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investor’s ability to trade our common stock may be limited by trading volume.

A consistently active trading market for our common stock may not occur on the OTCBB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never paid dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any shareholder who anticipates the need for current dividends from his investment should not purchase our common stock.

We intend to attempt to have our common stock quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

Initially, our securities will be traded in the over-the-counter market. We intend to commence the process of obtaining a quotation of our common stock on the OTC Bulletin Board (“OTCBB”). In order for our common stock to trade on the OTCBB, a registered broker-dealer, serving as a market maker, must be willing to list bid and ask quotations for our common stock, sponsor our listing on the OTCBB, and file an application with the OTCBB on our behalf to make a market in our common stock. It is not possible to predict how long it may take to obtain a listing on the OTCBB. In the event an application for quotation of our common stock is submitted to the OTCBB, there can be no guaranty that the OTCBB will approve the application. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

Trading On The OTC Bulletin Board May Be Volatile And Sporadic, Which Could Depress The Market Price Of Our Common Stock And Make It Difficult For Our Stockholders To Resell Their Shares.

Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Trading Of Our Stock May Be Restricted By The SEC’s Penny Stock Regulations And FINRA’s Sales Practice Requirements, Which May Limit A Stockholder’s Ability To Buy And Sell Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Our stock is substantially controlled by one shareholder for the foreseeable future and as a result, that shareholder will be able to control our overall direction.

Our directors and officers and principal shareholders own 61% of our outstanding shares.  As a result, they will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors.  Such  control,  which may have the effect of delaying, deferring  or  preventing  a  change  of  control, is likely to continue for the foreseeable  future  and  significantly  diminishes  control and influence which future  stockholders  may  have  in  our company. See "Principal Stockholders."

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Principal Business Office

Our principal business office is located at 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-629-1883, Facsimile: 702-562-9791.

We conduct our business in the office of a company controlled by a shareholder.  There has been no charge for this use.  If there was a charge, it would be insignificant.

There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use.  We believe that this arrangement is suitable given the nature of our current operations, and we also believe that we will not need to lease additional administrative offices in the immediate future.

ITEM 3.                LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Market Information

We are currently not listed on any exchange.

Stockholders of Our Common Shares

As of December 31, 2011, we had 33,000,000 shares of our common stock outstanding and 5,000,000 shares of our Series A Preferred Stock outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Quicksilver Stock Transfer, with an address of 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-629-1883, Facsimile: 702-562-9791.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years:

On December 20, 2010, we issued an aggregate of 20,000,000 shares of Common Stock and 1,000,000 share of Preferred Stock to Ms. Samuels for an aggregate price equal to $2,100, pursuant to the terms and conditions set forth in that certain common stock purchase agreement (the “Common Stock Purchase Agreement”).

The above noted shares were issued to compensate Ms. Samuels for expenses paid on our behalf totaling $2,100 and consist of $ 450 in incorporation costs, $ 150 for resident agent costs and a $ 1,500 fee for preparing necessary documentation as required by the SEC.

Effective September 30, 2011, the Company issued 13,000,000 shares of Common Stock to 19 shareholders at $ 0.001 per share.  The Company received a total of $ 13,000 in proceeds. Each of the 19 shareholders holds less than 5% of the outstanding shares.

The common stock issuance was exempt from registration pursuant to Regulation S promulgated under the Act. We have complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that the investors are non-U.S. persons with addresses in a foreign country and having the investors make representation to us certifying that he or she is not a U.S. person and is not acquiring the common stock for the account or benefit of a U.S. person, other than persons who purchased common stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the common stock in accordance with the registration provisions of the Act or an exemption there from, or in accordance with the provisions of the Regulation.

As of December 31, 2011 and as of to date, 33,000,000 common shares were outstanding.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Option Grants

There  are  no  outstanding  options  or  warrants  to  purchase,  or securities convertible  into  shares or equity compensation plans.  Our  issued  and  outstanding  shares  could be sold at the appropriate time pursuant  to  Rule  144  of  the  Securities  Act.

Securities Authorized For Issuance Under Equity Compensation Plans

See above “Recent Sales of Securities”.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

Item 6.                   SELECTED CONSOLIDATED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results.  Management considers an accounting estimate to be critical if:

-               assumptions are required to be made; and

-               changes in estimates could have a material effect on our financial statements.

We have determined that the calculation of the fair value of equity securities issued, specifically Common and Preferred Shares issued for services rendered by our President and also issued to settle debt incurred, meet those criteria of a significant estimate.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Description of Business

We were incorporated in the State of Nevada on November 18, 2010 (Inception) and maintain our principal executive office at 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-629-1883, Facsimile: 702-562-9791. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2011, and since its effectiveness, we have focused our efforts to identify a possible business combination.

Effective October 3, 2011, we entered into a Licensing Agreement with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable by-products via the Advanced Pyrolysis System 200 (“APS200”). We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Jamaica, WI.   We acquired the licensing rights for $ 50,000.  The $50,000 was guaranteed by a shareholder and paid by the Company on April 13, 2012.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee will be subject to a sub-license fee of $ 70,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per the Agreement with Omega, 5% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit to Omega a 5% royalty fee on all gross sales generated.   Alpha is to raise $ 250,000, half of the purchase price of the APS200 system and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.  We are subject to raising the additional $ 250,000 by June 30, 2013.  In the event that we do not raise such funding by September 30, 2013, our agreement with Alpha is deemed terminated and we are liable to repay the sum of all monthly license fees paid.   The repayment must be made within a 12 month period.  In the event that Alpha does not raise such funding, the monthly sub license fee will be retained by us.

During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $23,138 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

We are in our early stages of development and growth. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Results of Operations

For the year ended December 31, 2011, revenues were $ 10,000 consisting of license fees from Alpha.  The license fee is $ 5,000 per month commencing November 1, 2011.  No revenue has been generated from November 18, 2010 (Inception), through December 31, 2010.

For the year ended December 31, 2011, our expenses totaled $ 12,794 consisting primarily of audit and review fees of $ 5,500, consulting fees for professional service fees incurred in relation to the preparation and filing of periodic reports and office rental as per our contract with Browngate Corporate Services Inc.  The term of the agreement is effective November 1, 2011 for a 12 month period.  The monthly fee for such services is $ 3,000.

For the period from November 18, 2010 (Inception) to December 31, 2010, our expenses totaled $ 2,100, comprised exclusively of professional service fees incurred in relation to the formation of our company, and the filing of our Registration Statement on Form 10.

Liquidity and Capital Resources

As of December 31, 2011, we had assets totaling $ 72,306, comprised of cash ($ 23,138) and intangible asset ($49,168).   Our current liabilities totaled $56,000, comprised of accounts payable for audit and review fees and $ 50,500 for licensee fees payable to Omega.  Our long term liabilities of $ 6,100 consist of shareholder loans.  The remaining balance consists of loans to fund our working capital needs.

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

Cash Flows

Operating Activities:

Net cash provided by operating activities was $ 4,038 in 2011 and $NIL in 2010.  The increase in accounts payable consists of amounts incurred for audit and review fees.  The $ 500 increase in royalty payable relates to amounts owed to Omega on any licensee fees received by us and is payable in quarterly installments.  The $50,000 license fee payable was for the license agreement.

Investing and Financing Activities:

For the fiscal year ended 2011and 2010 we had no investing activities.

Our cash flows from financing activities were $ 19,100 of which $6,100 was a shareholder loan to fund our working capital needs.  The $ 6,100 comprises primarily of payments made on our behalf to Browngate for consulting services.

Effective September 30, 2011, we issued 13,000,000 shares of Common Stock to 19 shareholders at $0.001 per share.  We received a total of $ 13,000 in proceeds. Each of the 19 shareholders holds less than 5% of the outstanding shares.

In 2010, we had no financing activities.

Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time.  We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future debt or equity financing.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

December 31, 2011 and 2010

                                                                                                                                                Page

Accountant’s Audit Report                                                                                                F-1

Consolidated Balance Sheets                                                                                             F-2

Consolidated Statements of Operations and Earnings

Accumulated                                                                                                                         F-3

Consolidated Statements of Changes in Stockholders’ Equity                                    F-4

Consolidated Statements of Cash Flows                                                                          F-5

Notes to Consolidated Financial Statements                                                                   F-6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Axim International Inc.

We have audited the accompanying balance sheets of Axim International Inc. (a development stage company)  as of  December 31, 2011 and 2010, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2011 and for the period from November 18, 2010 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we   engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Axim International Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the year ended December 31, 2011 and for the period from November 18, 2010 (date of inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

Jeffrey & Company, Certified Public Accountants

April 11, 2012

Wayne, New Jersey

-F1-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current Asset:
Cash	$ 23,138	$ -

Other Asset
Intangible asset – License	50,000	-
Less: accumulated amortization	(832)	-
Total Other Assets	49,168

Total Assets	$ 72,306	$ -

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 5,500	-
License fee payable	50,000	-
Royalty fees payable	500	-
Total current liabilities	56,000	-

Non-Current Liabilities:
Due to shareholder	6,100	-

Total Liabilities	62,100	-

Shareholders’ Equity:
Common stock, $.0001 par value, 195,000,000 shares authorized, 33,000,000 shares issued, 20,000,000 shares outstanding	3,300	2,000
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Capital in excess of par value	11,700	-
Deficit accumulated during development stage	(4,894)	(2,100)
Total shareholders’ equity	10,206	-

Total Liabilities and Shareholders’ Equity	$ 72,306	$ -

These accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2011 and the Period November 18, 2010 to December 31, 2010

	2011	For the Period from November 18, 2010 to December 31, 2010	For the Period From November 18, 2010 (Date of Inception) to December 31, 2011

Revenue	$ 10,000	$ -	$ 10,000

Expenses:	12,794	2,100	14,894

Net loss	$ (2,794)	$ (2,100)	$ (4,894)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of common shares outstanding	23,276,712	5,238,095

These accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 18, 2010 (inception) TO DECEMBER 31, 2010

AND FOR THE YEAR ENDED DECEMBER 31, 2011

	Common Stock		Preferred Stock		Capital in Excess of Par Value	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Balance November 18, 2010	-	$ -	-	$ -	$ -	$ -	$ -

Shares issued for services	20,000,000	2,000	1,000,000	100	-	-	2,100

Net loss for period	-	-	-	-	-	(2,100)	(2,100)

Balance December 31, 2010	20,000,000	2,000	1,000,000	100	-	(2,100)	-

Common shares issued	13,000,000	1,300	-	-	11,700	-	13,000

Net loss for period	-	-	-	-	-	(2,794)	(2,794)

Balance December 31, 2011	33,000,000	$ 3,300	1,000,000	$ 100	$ 11,700	$ (4,894)	$ 10,206

These accompanying notes are an integral part of these financial statements.

-F4-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011 and the Period November 18, 2010 to December 31, 2011

	2011	For the Period from November 18, 2010 to December 31, 2010	For the Period from November 18, 2010 (date of inception) to December 31, 2011
CASH FLOWS FROM OPERATIONS:
Net loss	$ (2,794)	$ (2,100)	$ (4,894)
Adjustments required to reconcile net loss to net cash		-
provided by operating activities:
Charges not requiring outlay of cash:
Shares issued for organization expenses	-	2,100	2,100
Amortization	832	-	832
Changes in assets and liabilities:
Increase in accounts payable	5,500	-	5,500
Increase in royalty fee payable	500	-	500

Net Cash Provided by Operating Activities	4,038	-	4,038

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued	13,000	-	13,000
Proceeds from shareholder loans	6,100	-	6,100

Net Cash Provided by Financing Activities	19,100	-	19,100

Net increase in cash	23,138	-	23,138

Cash balance, beginning of period	-	-	-

Cash balance, end of period	$ 23,138	$ -	$ 23,138

These accompanying notes are an integral part of these financial statements.

-F5-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

December 31, 2011

Note 1 - Nature of Operations

Axim International Inc. (a development stage company) was incorporated in Nevada on November 18, 2010, with an objective to acquire, or merge with, an operating business.

On October 2, 2011, the Company acquired exclusive marketing rights in the territory of East Jamaica to technology for converting organic waste to marketable by-products.  The technology is named Advance Pyrolysis System 200 ("APS200").  The cost of this technology grant is $50,000 which was paid in cash in April 2012, and royalty fees of 3% of any revenue generated from the technology.  This technology grant is for a period of twenty years but could be terminated prematurely by the licensor if conditions specified in the agreement are violated.  One of those conditions is that the Company purchase and install an APS200 System before June 30, 2013.  Cost of that acquisition would be $500,000.

Simultaneous with the acquisition of the technology rights, the Company entered into a joint venture agreement (JVA) with Alpha International Marketing Corp (Alpha) for the purpose of establishing and operating the APS200 System.  Under the terms of the JVA, each party is to contribute $250,000 toward the cost of the acquisition of the APS200 System.  An initial licensing fee of $70,000 will be paid to the Company by Alpha; the fee is to be paid in 14 monthly installments of $5,000 between November 2011 and December 2012.  In addition, Alpha is obligated to pay the Company a royalty of 5% of any gross income earned from the APS200 System.  Profits from the joint venture are to be divided equally between the parties.

Note 2 - Significant Accounting Policies

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Development Stage Registrant

The Company is a development stage company as defined by section 810-10-20 of the Accounting Standards Codification of the Financial Accounting Standards Board (FASB).  The Company has devoted substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

-F6-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

December 31, 2011

Note 2 - Significant Accounting Policies (continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates.

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

-F7-

AXIM INTERNATIONAL INC.

(A Development Stage Registrant)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 2 - Significant Accounting Policies, continued

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs to the valuation methodology.

The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from November 18, 2010 (inception) through December 31, 2011.

Concentrations

The Company has an exclusive marketing arrangement to license and operate a waste disposal system in the sales territory of East Jamaica W.I.  It is committed under that license agreement to purchase and install one of these systems by June 30, 2013.  The Company has entered into a joint venture agreement with a third party to develop and operate the system.

-F8-

AXIM INTERNATIONAL INC.

(A Development Stage Registrant)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 2 - Significant Accounting Policies, continued

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25").  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Registrant may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Registrant had no liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Recently issued accounting standards

Management does not believe that any recently issued accounting pronouncements, whether effective or not if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Financial Consulting Agreement

On November 1, 2011, the Company entered into an agreement with Browngate Corporate Services, Inc., under which Browngate will provide the Company with office space, clerical, professional, and other services that will support the needs of a public reporting company.  Fees for this service will be $3,000 per month.

-F9-

AXIM INTERNATIONAL INC.

(A Development Stage Registrant)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 4 - Related Party Transaction

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its resident agent at no charge. Management estimates the value of such space and equipment to be immaterial.

On December 20, 2010, the Company issued an aggregate of 20,000,000 shares of Common Stock and 1,000,000 share of Preferred Stock to Rosemary Samuels, the Company president, for an aggregate purchase price of $2,100, pursuant to the terms and conditions set forth in a common stock purchase agreement (the “Common Stock Purchase Agreement”).

During year ended December 31, 2011, the Company president advanced $ 6,100 to fund working capital needs. That advance bears interest at 6% per annum and is due on demand.

Note 5- Common Stock

Effective September 30, 2011, the Company issued 13,000,000 shares of Common Stock to 19 shareholders at $0.001 per share.  The Company received a total of $ 13,000 in proceeds. Each of the 19 shareholders holds less than 5% of the outstanding shares.

Note 6 - Income Taxes

The Company has experienced losses since inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The total of these NOL's at December 31, 2011 was $2,794.  The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under provisions of the pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded a noncurrent deferred tax asset as presented below.  The deferred tax asset increased during 2011 by $950, the result of adding the potential benefit of 2011 loss.

Deferred Tax Asset	$ 950
Valuation Allowance	950
Balance Recognized	$ -

If not used, the NOL carryforward will expire in the year 2031.

Since the Company has been in existence only since 2010, all of its tax returns are subject to examination by the Internal Revenue Service.

Note 7 - Subsequent Events

In May 2009, the FASB issued a pronouncement which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements, and concluded its review on the date of issuance of these financial statements.

-F10-

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 9A(T).       CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2011, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were effective as of  the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS

The following information sets forth the name of our officers and director, their present positions, age and biographical information within the last 5 years.  Also provided is a brief  description  of  the  business  experience of our director and executive officers and significant employees during the past five years and an indication of  directorships  held  by  such  director  in  other  companies subject to the reporting  requirements  of  the  Securities  Exchange  Act.

Name	Age	Position	Period Serving	Term (1)
Rosemary Samuels	53	President, CEO, CAO, CFO, Director, Treasurer, Secretary	1 year (November 23, 2011 – November 22, 2012)	1 year

(1)       Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Rosemary Samuels

Ms. Samuels was appointed our sole officer and director effective November 23, 2010 and will be responsible for all areas of operations.

Ms. Samuels was the corporate secretary for Quadra Energy Systems Inc, (“Energy Systems”), a wholly owned subsidiary of Quadra Projects Inc., a publicly traded corporation from September 2009 through August 2011.  As corporate secretary, she was responsible for overseeing all areas relating to corporate governance.

From 2005 to date, Ms. Samuels is an operator of a biofeedback consulting business located in Kinston, Jamaica. Biofeedback is the process of identifying physiological functions using instruments that provide information on the body’s systems to improve health.

Family Relationships:

There are no family relationships among our director or executive officers.

Involvement in Certain Legal Proceedings:

None of our executive officers, control persons and director has been involved in any of the following events during the past five years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1.             any  bankruptcy  petition  filed  by  or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy  or  within  two  years  prior  to  that  time;

2.             any  conviction  in  a  criminal  proceeding  or being subject to a pending criminal  proceeding  (excluding  traffic  violations  and  other  minor offences);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.                   being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Investor Relations

As of December 31, 2011, we have not engaged investor relations professionals.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended December 31, 2011, our officers and directors have complied with Section 16(a).

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our officers and director do not receive compensation.  Directors are reimbursed for any expenses incurred on our behalf.

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosemary Samuels Secretary	2010 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$2,100 Nil	Nil Nil

Other Compensation:

On December 20, 2010, we issued an aggregate of 20,000,000 shares of Common Stock and 1,000,000 share of Preferred Stock to Ms. Samuels for an aggregate price equal to $2,100, pursuant to the terms and conditions set forth in that certain common stock purchase agreement (the “Common Stock Purchase Agreement”).

The above noted shares were issued to compensate Ms. Samuels for expenses paid on our behalf totaling $2,100 and consist of $ 450 in incorporation costs, $ 150 for resident agent costs and a $ 1,500 fee for preparing necessary documentation as required by the SEC.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2011 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2011.

Option Exercises

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2011 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% Class (1)
Officers and Directors:
Common Stock	Rosemary Samuels, President	20,000,000	61%
		-	-
Officers and Directors as a Group		20,000,000	61%
Common Stock	-	-	-

5% Shareholders as a Group		20,000,000	61%
5% Shareholders and Officers and Directors as a Group		20,000,000	61%

Preferred Stock	Rosemary Samuels, President	1,000,000	100%

5% Shareholders and Officers and Directors as a Group		1,000,000	100%

(1)       Based on 33,000,000 shares outstanding as of December 31, 2011.

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On December 20, 2010, we issued an aggregate of 20,000,000 shares of Common Stock and 1,000,000 share of Preferred Stock to Ms. Samuels for an aggregate price equal to $2,100, pursuant to the terms and conditions set forth in that certain common stock purchase agreement (the “Common Stock Purchase Agreement”).

The above noted shares were issued to compensate Ms. Samuels for expenses paid on our behalf totaling $2,100 and consist of $ 450 in incorporation costs, $ 150 for resident agent costs and a $ 1,500 fee for preparing necessary documentation as required by the SEC.

Effective September 30, 2011, we issued 13,000,000 shares of common stock to 19 shareholders at $ 0.001 per share.  We received a total of $ 13,000 in proceeds. Each of the 19 shareholders holds less than 5% of the outstanding shares.

The offer and sale of the shares were exempt from registration pursuant to Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

Director Independence

We currently act with one director, consisting of Rosemary Samuels. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2011	2010
Audit fees	$ 4,000	$ 4,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$ 4,000	$ 4,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant’s Independence

Our Board of Directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

ITEM 15.              EXHIBITS

(a)     Financial Statements

1.       Financial statements for our company are listed in the index under Item 8 of this document

2.       All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws:
3.1	Certificate of Incorporation dated November 18, 2010*
3.2	Bylaws, effective November 23, 2010*
23.1	Consent letter from Jeffrey & Company
31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on May 6, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIM INTERNATIONAL INC.

Date:      April 16, 2012

                /s/ Rosemary Samuels

By:

Rosemary Samuels

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Rosemary Samuels	President, CEO, CFO, Treasurer and Director	April 16, 2012
Rosemary Samuels