Form 10-K/A
period 2011-12-31
AXIM INTERNATIONAL INC.
filed 2012-05-01
CIK 1514946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54296

AXIM INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-629-1883

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes          ☒ No

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

**The Form 10K originally filed with the SEC on April 16, 2012 has been amended to include Note 7 – Supplemental Cash Flows Information on the Notes to Financial Statements**

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

April 16, 2012

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

-F2-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2011 and the Period November 18, 2010 to December 31, 2010 and 2011

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

-F4-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011 and the Period November 18, 2010 to December 31, 2010 and 2011

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

Note 7 - Supplemental Cash Flows Information

There was no cash paid during either the year 2011 or the period from November 18, 2010 to December 31, 2010 for interest or income taxes.

Except for the transactions described in the following sentences, there were no non cash financing or investing transactions during either the year 2011 or the period from November 18, 2010 to December 31, 2010.  During the 2010 period, 20,000,000 shares of common stock and 1,000,000 shares of preferred stock were issued for services valued at $2,100.  During the year 2011, an intangible asset was acquired for $50,000, which was paid in April 2012.

Note 8 - Subsequent Events

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
101

Financial statements from the annual report on Form 10-K/A of the Company for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on May 6, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIM INTERNATIONAL INC.

Date:      April 23, 2012

                /s/ Rosemary Samuels

By:

Rosemary Samuels

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Rosemary Samuels	President, CEO, CFO, Treasurer and Director	April 23, 2012
Rosemary Samuels