Form 10-Q
period 2012-03-31
AXIM INTERNATIONAL INC.
filed 2012-05-17
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

Axim International Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV, 89119

(Address of principal executive offices)

(702) 750-8242

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 16, 2012.

AXIM INTERNATIONAL, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

AXIM INTERNATIONAL INC.

FINANCIAL STATEMENTS

MARCH 31, 2012

AXIM INTERNATIONAL INC.

BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS

Current Assets
Cash	$ 39,138	$ 23,138

Total Current Assets	39,138	23,138

Other Asset
Intangible asset – License	50,000	50,000
Less: accumulated amortization	(2,082)	(832)
Total Other Asset	47,918	49,168

TOTAL ASSETS	$ 87,056	$ 72,306

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 5,800	$ 5,500
Unearned revenue	5,000	-
License fee payable	50,000	50,000
Royalty fees payable	950	500
Total current liabilities	61,750	56,000

Non-Current Liabilities
Due to shareholder	15,610	6,100

Total liabilities	77,360	62,100

SHAREHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized, 33,000,000 shares issued and outstanding	3,300	3,300
Capital in excess of par value	11,700	11,700
Deficit accumulated	(5,404)	(4,894)
Total shareholders' equity	9,696	10,206

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,056	$ 72,306

The accompanying notes are an integral part of these financial statements.

-F1-

AXIM INTERNATIONAL INC.

STATEMENTS OF INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011

Revenues	$ 15,000	$ -

General and administrative expenses	15,510	-

Net loss	$ (510)	$ -

Loss per common share – basic and diluted	$ -	$ -

Weighted average number of common shares outstanding	33,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (510)	$ -
Adjustments to reconcile net loss to net cash consumed by operating activities:

Increase in accounts payable and accrued expenses	300
Increase in royalty fees payable	450	-
Increase in unearned revenue	5,000
Charges not requiring the outlay of cash:
Changes in assets and liabilities
Amortization of intangible asset	1,250	-
Net cash provided by operating activities	6,490	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from stockholder	9,510	-
Net cash provided by financing activities	9,510	-

Net increase in cash	16,000	-

Cash, at beginning of period	23,138	-
Cash, at end of period	$ 39,138	$ -

The accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of  Axim International, Inc. as of March 31, 2012, and for the three month periods ended  March 31, 2012 and 2011, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012

Certain information and disclosures normally included in the notes to financial statements have been condensed or abbreviated as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial information of the fiscal year ended December 31, 2011

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2012, the Company President advanced $ 9,510 to fund working capital needs. That advance bears interest at 6% per annum and is due on demand.  The Company President has waived the interest for the period ended March 31, 2012

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $ 1,404, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to efforts to seek a merger partner.

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

Description of Business

We were incorporated in the State of Nevada on November 18, 2010 (Inception) and maintain our principal executive office at c/o Agency Services of Nevada, 245 East Liberty Street, Suite 200, Reno, NV, 89501.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2011, and since its effectiveness, we have focused our efforts to identify a possible business combination.

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

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee, will be subject to a sub-license fee of $ 70,000 payable in monthly instalments of $ 5,000 per month commencing November 1, 2011.  As per the Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 3% royalty fee on all gross sales generated.   Alpha is to raise $ 250,000, half of the purchase price of the APS200 system, and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.  We are subject to raising the additional $ 250,000 by June 30, 2013.  In the event that we do not raise such funding by September 30, 2013, our agreement with Alpha is deemed terminated and we are liable to repay the sum of all monthly license fees paid.   The repayment must be made within a 12 month period.  In the event that Alpha does not raise such funding, the monthly sub license fee will be retained by us.

During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $29,138 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Liquidity and Capital Resources

Our cash requirements for the next twelve months are $ 65,000.

Contractual obligations – consulting fees	$ 36,000
Other consulting fees	12,000
Audit and accounting	10,000
Royalty fees on monthly sub license fee	3,000
Miscellaneous	4,000

Total	$ 65,000

Contractual obligations consist of our contract with Browngate Corporate Services Inc. (“Browngate”), whereas Browngate will provide consulting services relating to accounting and corporate governance.  Browngate will also provide office space and telephone and fax rental and also administrative support.  The term of the agreement is effective November 1, 2011 for a 12 month period.  The agreement can be cancelled with 30 days written notice.  The monthly fee for such services is $ 3,000.

We intend on engaging the services of an engineer to assist with the maintenance and enhancement of the APS200 system.  We have entered into various discussions with engineers however as of to date, no agreement has materialized.

We estimate that our audit and accounting costs to be $ 10,000 however this amount may vary.

The cash balance consists primarily of proceeds received from the issuance of 13,000,000 shares of Common Stock to 19 shareholders at $ 0.001 per share and also sub license fees received from Alpha.

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

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

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

Results of Operations

For the three month period ended March 31, 2012, our revenues totalling $ 15,000 consists solely of sub license fees received from Alpha.  No revenue was generated during the period ended March 31, 2011.

For the three month period ended March 31, 2012, our expenses totalling $ 15,510 consists of the following:

Audit fee	$ 4,300
Legal	3,474
Office	2,934
Filing fees	2,502
Rent	600
Royalty fees	450
Amortization	1,250
Total	$ 15,510

The $ 4,000 audit fee relates to the audit of our December 31, 2011 financial statements. Legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate. These expenses are not expected to fluctuate.  Royalty fees are 3% of sub license fees received. Our license is amortized on a straight line basis over a period of 10 years.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on November 19, 2010.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on May 6, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM INTERNATIONAL, INC.

Dated: May 16, 2012	By:	/s/ Rosemary Samuels
Rosemary Samuels
President and Director Principal Executive Officer Principal Financial Officer