Form 10-Q
period 2012-06-30
AXIM INTERNATIONAL INC.
filed 2012-08-14
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 9, 2012.

AXIM INTERNATIONAL INC.

- INDEX -

PART I – FINANCIAL INFORMATION

AXIM INTERNATIONAL INC.

FINANCIAL STATEMENTS

JUNE 30, 2012

AXIM INTERNATIONAL INC.

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 1,607	$ 23,138
License fee receivable	10,000	-

Total Current Assets	11,607	23,138

Other Asset
Intangible asset – License	50,000	50,000
Less: accumulated amortization	(3,332)	(832)
Total Other Asset	46,668	49,168

TOTAL ASSETS	$ 58,275	$ 72,306

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 16,810	$ 5,500
License fee payable	-	50,000
Royalty fees payable	1,400	500
Total current liabilities	18,210	56,000

Non-Current Liabilities
Due to shareholder	30,610	6,100

Total liabilities	48,820	62,100

SHAREHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized; 33,000,000 issued and outstanding	3,300	3,300
Capital in excess of par value	11,700	11,700
Deficit accumulated	(5,645)	(4,894)
Total shareholders' equity	9,455	10,206

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 58,275	$ 72,306

The accompanying notes are an integral part of these financial statements.

-F1-

AXIM INTERNATIONAL INC.

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2012	2011	2012	2011

Revenues	$ 30,000	$ -	$ 15,000	$ -

General and administrative expenses	30,751	-	15,241	-

Net loss	$ (751)	$ -	$ (241)	$ -

Loss per common share – basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,000,000	20,000,000	33,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (751)	$ -
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Amortization of intangible asset	2,500	-
Changes in assets and liabilities:
Increase in license fee receivable	(10,000)	-
Increase in accounts payable and accrued expenses	11,310	-
Increase in royalty fees payable	900	-

Net cash provided by operating activities	3,959	-

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of license	(50,000)	-
Net cash consumed by investing activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from stockholder	24,510	-
Net cash provided by financing activities	24,510	-

Net decrease in cash	(21,531)	-

Cash, at beginning of period	23,138	-
Cash, at end of period	$ 1,607	$ -

The accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

NOTE 1:  BASIS OF PRESENTATION:

The unaudited interim financial statements of Axim International, Inc. as of June 30, 2012, and for the three and six month periods ended June 30, 2012 and 2011, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or abbreviated as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial information of the fiscal year ended December 31, 2011.

NOTE 2:  RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2012, the Company President advanced $24,510 to fund working capital needs.  This brings the total to $30,610 advanced by the Company president since inception. That advance bears interest at 6% per annum and is due on demand.  The Company President has waived the interest for the period ended June 30, 2012.

NOTE 3.    GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital of $6,063, has an accumulated deficit of $5,645, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4. SUBSEQUENT EVENTS

On July 20, 2012 the Company Board of Directors approved convertible loan agreements with four individual lenders to borrow the principal amount of $280,000 with interest at 10% and the principal due in thirty six months after the loan date.  The loans may be converted into Company common stock at $.05 per share and must be converted within twenty four months of the loan date and before six months prior to the maturity date.  This borrowing approval is for a future need for funds pursuant to a joint venture agreement.  It does not guarantee that the loans will be made or that funds will be available at that time.  One of the individual lenders is a related party.

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

During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $1,607 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Results of Operations

For the three and six month period ended June 30, 2012, our revenues totalling $ 15,000 and $ 30,000, respectively, consists solely of sub license fees received and recoverable from Alpha.  No revenue was generated during the same periods ended June 30, 2011.

Our expenses for the three and six month periods June 30, 2012 are as follows:

	Six Month Period Ended June 30, 2012	Three Month Period Ended June 30, 2012

Legal	$ 6,948	$ 3,474
Audit	6,310	2,010
Filing fees	5,580	3,078
Office	5,358	2,424
Amortization	2,500	1,250
Consulting	1,900	1,900
Rent	1,200	600
Royalty fees	900	450
Other	55	55

Total	$ 30,751	$ 15,241

Legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate. These expenses are not expected to fluctuate.  Our audits fee relates to the audit and review of our 2011 year end and 1st quarter 2012 financial statements. Royalty fees are 3% of sub license fees received. Our license is amortized on a straight line basis over a period of 10 years. We incurred $ 1,900 in consulting fees for additional edgar and XBRL filing support. We do not expect to incur these fees on a regular basis.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on March 10, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM INTERNATIONAL INC.

Dated: August 9, 2012	By:	/s/ Rosemary Samuels
Rosemary Samuels
President and Director Principal Executive Officer Principal Financial Officer