Form 10-Q
period 2012-09-30
AXIM INTERNATIONAL INC.
filed 2012-11-19
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 16, 2012.

AXIM INTERNATIONAL, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

AXIM INTERNATIONAL, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

AXIM INTERNATIONAL, INC.

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 7,507	$ 23,138
License fee receivable	15,000	-

Total Current Assets	22,507	23,138

Other Asset
Intangible asset – License	50,000	50,000
Less: accumulated amortization	(4,582)	(832)
Total Other Asset	45,418	49,168

TOTAL ASSETS	$ 67,925	$ 72,306

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 23,610	$ 5,500
License fee payable	-	50,000
Royalty fees payable	1,850	500
Due to shareholder	30,610	6,100

Total liabilities	56,070	62,100

SHAREHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized; 33,000,000 issued and outstanding	3,300	3,300
Capital in excess of par value	11,700	11,700
Deficit accumulated	(3,245)	(4,894)
Total shareholders' equity	11,855	10,206

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 67,925	$ 72,306

The accompanying notes are an integral part of these financial statements.

-F1-

AXIM INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Revenues	$ 45,000	$ -	$ 15,000	$ -

General and administrative expenses	43,351	4,012	12,600	4,012

Net income (loss)	$ 1,649	$ (4,012)	$ 2,400	$ (4,012)

Loss per common share – basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,000,000	20,047,619	33,000,000	20,141,304

The accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 1,649	$ (4,012)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Amortization of intangible asset	3,750	-
Changes in assets and liabilities:
Increase in license fee receivable	(15,000)	-
Increase in accounts payable and accrued expenses	18,110	4,000
Increase in royalty fees payable	1,350	-

Net cash provided by operating activities	9,859	(12)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of license	(50,000)	-
Net cash consumed by investing activities	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	13,000
Advance from stockholder	24,510	100
Net cash provided by financing activities	24,510	13,100

Net increase (decrease) in cash	(15,631)	13,088

Cash, at beginning of period	23,138	-
Cash, at end of period	$ 7,507	$ 13,088

The accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

NOTE 1:  BASIS OF PRESENTATION:

The unaudited interim financial statements of Axim International, Inc. as of September 30, 2012, and for the three and nine month periods ended September 30, 2012 and 2011, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

NOTE 2:  RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2012, the Company President advanced $ 24,510 to fund working capital needs.  This brings the total to $30,610 advanced by the Company president since inception. There is no interest or stated terms of repayment on the advance.

NOTE 3.    GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $ 3,245, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4. SIGNIFICANT EVENTS

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

Description of Business

We were incorporated in the State of Nevada on November 18, 2010 (Inception) and maintain our principal executive office at 6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV, 89119.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2011, and since its effectiveness, we have focused our efforts to identify a possible business combination.

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

During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $ 7,507 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Sources of Capital:

We expect to sustain our working capital needs with the monthly license fee of $ 5,000 as per our agreement with Alpha and also through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  Monthly license fees from Alpha commenced November 1, 2011 and will end January 1, 2013.  There can be no assurance that such fees will be paid on a timely basis.

On July 20, 2012 we approved convertible loan agreements with four individual lenders to borrow the principal amount of $280,000 with interest at 10% and the principal due in thirty nine months after the loan date.  The loans may be converted into Company common stock at $.05 per share and must be converted within twenty four months of the loan date and before nine months prior to the maturity date.  This borrowing approval is for a future need for funds pursuant to a joint venture agreement.  It does not guarantee that the loans will be made or that funds will be available at that time.  One of the individual lenders is a related party.

Results of Operations

For the three and nine month period ended September 30, 2012, our revenues totalling $ 15,000 and $ 45,000, respectively, consists solely of sub license fees received and recoverable from Alpha.  No revenue was generated during the same periods ended June 30, 2011.

Our expenses for the three and nine month periods September 30, 2012 are as follows:

	Nine month Period Ended September 30, 2012	Three Month Period Ended September 30, 2012

Legal	$ 10,422	$ 3,474
Audit	8,210	1,900
Filing fees	7,506	2,502
Office	7,272	2,424
Amortization	3,750	1,250
Consulting	1,900	-
Rent	1,800	600
Royalty fees	1,350	450
Other	1,141	-

Total	$ 43,351	$ 12,600

For the nine month period ended September 30, 2012, legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate. These expenses are not expected to fluctuate.  Our audits fee relates to the audit and review of our 2011 year end and 1st quarter 2012 financial statements. Royalty fees are 3% of sub license fees received. Our license is amortized on a straight line basis over a period of 10 years. We incurred $ 1,900 in consulting fees for additional edgar and XBRL filing support. We do not expect to incur these fees on a regular basis.

For the three and nine month period ended September 30, 2011, we had a net loss of $4,012, comprised primarily  of audit and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

AXIM INTERNATIONAL, INC.

Dated: November 16, 2012	By:	/s/ Rosemary Samuels
Rosemary Samuels
President and Director Principal Executive Officer Principal Financial Officer