Form 10-K
period 2012-12-31
AXIM INTERNATIONAL INC.
filed 2013-04-15
CIK 1514946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54296

AXIM INTERNATIONAL INC.
(Name of small business issuer in its charter)
Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-629-1883

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 33,000,000 shares of common stock outstanding as of April 15, 2013.

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

Effective October 3, 2011, we entered into a Licensing Agreement (the “Agreement”) with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable byproducts via the Advanced Pyrolysis System 200 (“APS200”). We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related byproducts in the territory of Jamaica, WI for 20 years.   We acquired the licensing rights for $ 50,000 which was paid on April 13, 2012.  We have the right to purchase from Omega, the APS200 system at a fixed price of $ 500,000 until June 30, 2013.  Subsequent to June 30, 2013, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We are required to purchase one APS200 by June 30, 2013.  Upon purchasing the APS200 system, we are subject to a royalty of 3% on licensee fees received as well as on gross sales from byproduct sales generated from the APS200 system. The Agreement was an arms-length transaction.

On March 25, 2013, we entered into an agreement with Omega to extend the deadline to purchase the APS200.  The deadline to purchase the APS200 is June 30, 2013 however we have the option to extend the deadline to September 30, 2013 for a fee of $ 5,000.  We also have the option to extend the deadline further to December 31, 2013 for an addition fee of $ 5,000.

Effective November 26, 2012, we entered into a 2nd Licensing Agreement (the “2nd Agreement”) with Omega Research Corporation (“Omega”) for exclusive licensing rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related byproducts in the territory of the Bahamas, Dominican Republic, St., Thomas, St. Maarten, and Grenada (“Additional Territories”) for 20 years.  We acquired the licensing rights for $ 50,000.  We have the right to purchase from Omega, the APS200 system at a fixed price of $ 500,000 until December 31, 2014.  Subsequent to December 31, 2014, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We subject to a royalty of 3% on any sub-licensee fees received as well as on gross sales from byproduct sales generated from the APS200 system. The Agreement was an arms-length transaction.

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

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee will be subject to a sub-license fee of $ 75,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per our Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit to Omega a 3% royalty fee on all gross sales generated.  Alpha is to raise $ 250,000, half of the purchase price of the APS200 system and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.

On March 25, 2013, we entered into an addendum to its joint venture agreement dated October 28, 2013 with Alpha.   Alpha has defaulted on their license fee payments and we have granted Alpha until June 30, 2013 to settle all amounts owed pursuant to the joint venture agreement, consisting of $ 20,000 in license fees owed and the $ 250,000 (50% of the purchase price of the APS200).  The joint venture agreement previously specified that in the event that we do not raise the $250,000 for the purchase of the APS200 by June 30, 2013, we would be liable to return license fees received from Alpha.  Alpha has waived our potential liability to return any license fees received under the joint venture agreement.

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

Effective October 28, 2011, we entered into a joint venture agreement with Alpha to establish the APS200 system in Jamaica.  Alpha, as a sub licensee will be subject to a sub-license fee of $ 75,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per our Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 5% royalty fee of which 2% will be retained by us and 3% will be remitted to Omega on all gross sales generated.  Alpha is to raise $ 250,000, half of the purchase price of the APS200 system and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.  We are subject to raising the additional $ 250,000 by June 30, 2013.

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

There should be no possible ignition sources, (e.g. sparks, open flames). It is very important to keep areas where this material is used clear of other materials which can burn (e.g. cardboard, sawdust). If impurities are present on the carbon black this could be at risk of being an explosion hazard.  A non-sparking ventilation system, explosion-proof equipment and intrinsically safe electrical systems in areas of use must be installed.   Carbon black should be stored in dust-tight, labeled containers and should be kept closed when not in use.   Methods to control hazardous conditions include mechanical ventilation, local exhaust ventilation, and process enclosure if necessary, to control airborne dust.

Handling and Storage of Fuel Oil

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

If we do not raise $ 250,000 to purchase the APS200 System by June 30, 2013, we are liable for the price increase if applicable

Our Agreement with Omega provides that the APS200 system can be purchased at a fixed price of $ 500,000 prior to June 30, 2013.  Subsequent to this date, Omega may increase the purchase price to reflect rising costs of raw materials. We may not have sufficient working capital to pay the increase in purchase price.

If Alpha does not raise its portion of the $ 250,000 by June 30, 2013, there is no assurance that we will have the working capital to purchase the APS200 System

Alpha is obligated to raise $ 250,000 by June 30, 2013. If Alpha does not raise such funds by this date, there can be no assurance that we will be in a position to raise the remaining balance or appoint another joint venture partner that would participate in the joint purchase of the APS200 system.

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

We require short term funding in the amount of approximately $71,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

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

Stockholders of Our Common Shares

As of December 31, 2012, we had 33,000,000 shares of our common stock outstanding and 5,000,000 shares of our Series A Preferred Stock outstanding.

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

As of December 31, 2012 and as of to date, 33,000,000 common shares were outstanding.

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

Securities Authorized For Issuance Under Equity Compensation Plans

See above “Recent Sales of Securities”.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

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

We have determined that the calculation of the fair value of equity securities, specifically common and preferred shares issued for services rendered by our President and also issued to settle debts, meet those criteria of a significant estimate.

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

On March 25, 2013, we entered into an agreement with Omega to extend the deadline to purchase the APS200.  The deadline to purchase the APS200 is June 30, 2013 however we have the option to extend the deadline to September 30, 2013 for a fee of $ 5,000.  We also have the option to extend the deadline further to December 31, 2013 for an addition fee of $ 5,000.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee will be subject to a sub-license fee of $ 75,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per the Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 5% royalty fee of which 2% will be retained by us and 3% will be remitted to Omega on all gross sales generated.   Alpha is to raise $ 250,000, half of the purchase price of the APS200 system and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.  We are also required to raise  the additional $250,000 by June 30, 2013.

On March 25, 2013, we entered into an addendum to its joint venture agreement dated October 28, 2013 with Alpha.   Alpha has defaulted on their license fee payments and we have granted Alpha until June 30, 2013 to settle all amounts owed pursuant to the joint venture agreement, consisting of $ 20,000 in license fees owed and the $ 250,000 (50% of the purchase price of the APS200).  The joint venture agreement previously specified that in the event that we do not raise the $250,000 for the purchase of the APS200 by June 30, 2013, we would be liable to return license fees received from Alpha.  Alpha has waived our potential liability to return any license fees received under the joint venture agreement.

Effective November 26, 2012, we entered into a 2nd Licensing Agreement (the “2nd Agreement”) with Omega Research Corporation (“Omega”) for exclusive licensing rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related byproducts in the territory of the Bahamas, Dominican Republic, St., Thomas, St. Maarten, and Grenada (“Additional Territories”) for 20 years.  We acquired the licensing rights for $ 50,000.  We have the right to purchase from Omega, the APS200 system at a fixed price of $ 500,000 until December 31, 2014.  Subsequent to December 31, 2014, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We are subject to a royalty of 3% on any sub-licensee fees received as well as on gross sales from byproduct sales generated from the APS200 system. The Agreement was an arms-length transaction.  We have not entered into any joint venture agreements with sub licensors in the Additional Territories.

During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $19,128 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

We are in our early stages of development and growth. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Results of Operations

For the year ended December 31, 2012, revenues were $ 43,333 consisting of license fees from Alpha. License fees received are recognized over a period of 18 months commencing January 1, 2012 to June 30, 2013.   The license fee is $ 5,000 per month commencing November 1, 2011.  For the year ended December 31, 2012, revenues were $ 10,000 for license fees for the month of November and December 2011.

For the year ended December 31, 2012, our expenses totaled $58,237 consisting primarily of audit and legal fees of $23,971, office expense of $9,696, and Edgar & XBRL expense of $10,008.  Our contract with Browngate Corporate includes legal expense, other administrative expense, and rent.  This contract began November 1, 2011 and the monthly fee is $3,000 for specified services.  We incurred $5,472 in amortization expense relating to our license agreements.  The license is amortized over a 10 year period on a straight line basis.  We incurred $1,800 in royalty expense for sub license fees received from Alpha, included in miscellaneous fees.  The amount is payable on demand.

For the year ended December 31, 2011, our expenses totaled $ 12,794 consisting primarily of audit and legal fees of $ 7,816, consulting fees for professional service fees incurred in relation to the preparation and filing of periodic reports and office rental as per our contract with Browngate Corporate Services Inc.  The term of the agreement is effective November 1, 2011 for a 12 month period.  The monthly fee for such services is $ 3,000.

Liquidity and Capital Resources

As of December 31, 2012, we had assets totaling $ 132,824, comprised of cash ($ 19,128), license fee receivable ($20,000) and an intangible asset ($93,696).   Our current liabilities totaled $ 137,522, comprised of accounts payable ($32,570), shareholder loans ($ 30,985), convertible shareholder loan ($50,000).  See below “Sources of Capital”).  We had deferred revenue ($21,667).  We have treated the joint venture agreement with Alpha as a sale, with recognition of equal monthly amounts over a period ending June, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the year ended December 31, 2012, this has resulted in revenue recognized of $ 43,333 and deferred revenue of $ 21,667.  The license sale is for a one year period ending October 28 of each year and is renewable annually for a nominal payment for twenty years.

A total of $ 2,300 is payable to Omega on sub license fees received and payable on demand.

Our cash requirements for the next twelve months are $ 71,000.

Contractual obligations – consulting fees	$ 36,000
Other consulting fees	15,000
Audit and accounting	10,000
Miscellaneous	10,000

Total	$ 71,000

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

Sources of Capital:

We expect to sustain our working capital needs with the monthly license fee of $ 5,000 as per our agreement with Alpha and also through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  Monthly payments from Alpha will be available until January 1, 2013.  There can be no assurance that such fees will be paid on a timely basis.

Effective November 26, 2012, we entered into a Convertible Loan Agreement with our Company President (a Non US Person).  The loan provides a principle sum of up to $ 50,000 with no interest and is due and payable by December 31, 2014.  The outstanding loan is convertible into common stock at the option of the lender any time after February 28, 2013.  The loan is convertible at $ 0.10 per share.

We have used proceeds of the loan to fund the purchase of license rights in the Additional Territories as per the November 26, 2012 agreement with Omega.

Effective July 20, 2012, we entered into a Convertible Loan Agreement (“Agreement”) with 4 lenders.  The Agreement provides a principle sum of $ 280,000 with interest of 10% per annum and is due and payable in 36 months.  The outstanding loan is convertible into common stock at the option of the lender within 24 months.  The loan is convertible at $ 0.05 per share.  We can request the loan with 30 days notice. The Agreement was entered into with non-U.S. persons.

We will use proceeds of the loan to fund working capital ($30,000) and the purchase of the APS200 system ($250,000). We intend to request the loan to purchase the APS200 system prior to June 30, 2013 pursuant to its agreement with Omega Research Corporation and Alpha International Marketing Corp.

Cash Flows

Operating Activities:

For the fiscal year ended 2012, net cash provided by operating activities was $ 21,105 and $ 4,038 in 2011.  In 2012, the increase in accounts payable consists of amounts incurred for audit and review and also fees payable to Browngate for consulting services.  Accounts receivable consist of amounts due from Alpha for license fees for the months October through December 2012.

For the fiscal year ended 2011, the increase in accounts payable consists of amounts incurred for audit and review fees.  The $ 500 increase in royalty payable relates to amounts owed to Omega on any licensee fees received by us and is payable in quarterly installments.  The $50,000 license fee payable was for the license agreement.

Investing and Financing Activities:

For the fiscal year ended 2012, cash consumed by investing activities were $ 100,000.  We entered into 2 agreements with Omega.  The 1st agreement was entered into in October 2011 for the licensing rights in Jamaica and the 2nd agreement was for licensing rights in the Additional Territories.  The license fee was $ 50,000 in both agreements.

For the fiscal year ended 2011 we had no investing activities.

For the fiscal year ended 2012, our cash flows from financing activities were $ 74,885 consisting of shareholder loans which are no interest bearing or terms of repayment and a $ 50,000 convertible shareholder loan.  Please refer to “Sources of Capital” above.

For the fiscal year ended 2011, our cash flows from financing activities were $ 19,100 of which $6,100 was a shareholder loan to fund our working capital needs.  The $ 6,100 comprises primarily of payments made on our behalf to Browngate for consulting services.

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

Material Commitments

The only material commitment of the Company for capital expenditures is to purchase the APS200 by June 30, 2013 (see above).

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

December 31, 2012 and 2011

                                                                                                                                                Page

Report of Independent Registered Public Accounting Firm                                         F-1

Balance Sheets                                                                                                                      F-2

Statements of Operations                                                                                                    F-3

Statements of Changes in Stockholders’ Equity                                                             F-4

Statements of Cash Flows                                                                                                   F-5

Notes to Financial Statements                                                                                            F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Axim International Inc.

We have audited the accompanying balance sheets of Axim International Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2012 and 2011 and for the period from November 18, 2010 (date of inception) to December 31, 2012.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Axim International Inc. (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and cash flows for the year ended December 31, 2012 and 2011 and for the period from November 18, 2010 (date of inception) to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, at December 31, 2012, the Company has a history of continuing losses.  There is concentration in the product offered and the geographic area of operation.  Full development will require substantial capital.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Jeffrey & Company, Certified Public Accountants

April 15, 2013

Wayne, New Jersey

-F1-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash	$ 19,128	$ 23,138
License fee receivable	20,000	65,000
Total current assets	39,128	88,138

Other Asset
Intangible asset – License	100,000	50,000
Less: accumulated amortization	(6,304)	(832)
Total Other Assets	93,696	49,168

Total Assets	$ 132,824	$ 137,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 32,570	$ 5,500
License fee payable	-	50,000
Due to shareholder	30,985	6,100
Convertible shareholder loan	50,000	-
Royalty fees payable	2,300	500
Deferred revenue	21,667	65,000

Total current liabilities	137,522	127,100

Shareholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	100
Common stock, $.0001 par value, 195,000,000 shares authorized; 33,000,000 shares issued and outstanding	3,300	3,300
Capital in excess of par value	11,700	11,700
Accumulated deficit	(19,798)	(4,894)
Total shareholders’ equity (deficit)	(4,698)	10,206

Total Liabilities and Shareholders’ Equity	$ 132,824	$ 137,306

These accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	2012	2011	For the Period November 18, 2010 (Date of Inception) to December 31, 2012

Revenue	$ 43,333	$ 10,000	$ 53,333

Expenses	58,237	12,794	73,131

Net loss	$ (14,904)	$ (2,794)	$ (19,798)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of common
shares outstanding	33,000,000	23,276,712

These accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Pregerred Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2010	20,000,000	$ 2,000	1,000,000	$ 100	$ -	$ (2,100)	$ -

Common shares issued	13,000,000	1,300	-	-	11,700	-	13,000

Net loss for period	-	-	-	-	-	(2,794)	(2,794)

Balance December 31, 2011	33,000,000	3,300	1,000,000	100	11,700	(4,894)	10,206

Net loss for period	-	-	-	-	-	(14,904)	(14,904)

Balance December 31, 2012	33,000,000	$ 3,300	1,000,000	$ 100	$ 11,700	$ (19,798)	$ (4,698)

These accompanying notes are an integral part of these financial statements.

-F4-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	2012	2011	For the Period November 18, 2010 (Date of Inception) to December 31, 2012
CASH FLOWS FROM OPERATIONS:
Net loss	$ (14,904)	$ (2,794)	$ (19,798)
Adjustments required to reconcile net loss to net cash
provided by operating activities:
Charges not requiring outlay of cash:
Amortization of intangible asset	5,472	832	6,304
Shares issued for organization expense	-	-	2,100
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	45,000	(65,000)	(20,000)
Increase in accounts payable	27,070	5,500	32,570
Increase in royalty fee payable	1,800	500	2,300
(Decrease) increase in deferred revenue	(43,333)	65,000	21,667

Net Cash Provided by Operating Activities	21,105	4,038	25,143

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of licenses	(100,000)	-	(100,000)

Net Cash Consumed by Investing Activities	(100,000)	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued	-	13,000	13,000
Proceeds from shareholder loans	24,885	6,100	30,985
Proceeds from convertible shareholder loan	50,000	-	50,000

Net Cash Provided by Financing Activities	74,885	19,100	93,985

Net change in cash	(4,010)	23,138	19,128

Cash balance, beginning of period	23,138	-	-

Cash balance, end of period	$ 19,128	$ 23,138	$ 19,128

These accompanying notes are an integral part of these financial statements.

-F5-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

Note 1 - Nature of Operations

Axim International Inc. (a development stage company) was incorporated in Nevada on November 18, 2010, with an objective to acquire, or merge with, an operating business.

On October 2, 2011, the Company acquired exclusive marketing rights in the territory of East Jamaica to technology for converting organic waste to marketable by-products.  The technology is named Advance Pyrolysis System 200 ("APS200").  The cost of this technology grant is $50,000 which was paid in cash in April 2012, and royalty fees of 3% of any revenue generated from the technology.  This technology grant is for a period of twenty years but could be terminated prematurely by the licensor if conditions specified in the agreement are violated.  One of those conditions is that the Company purchase an APS200 System before June 30, 2013.  Cost of that acquisition would be $500,000.  Currently, the Company has been offered an extension of the June 30 deadline for a cash payment.

Simultaneous with the acquisition of the technology rights, the Company entered into a joint venture agreement (JVA) with Alpha International Marketing Corp (Alpha) for the purpose of establishing and operating the APS200 System.  Under the terms of the JVA, each party is to contribute $250,000 toward the cost of the acquisition of the APS200 System.  An initial licensing fee of $75,000 will be paid to the Company by Alpha; the fee is to be paid in 15 monthly installments of $5,000 between November 2011 and January 1, 2013.  In addition, Alpha is obligated to pay the Company a royalty of 5% of any gross income earned from the APS200 System of which 2% will be retained by the Company and 3% shall be remitted to Omega.  Profits from the joint venture are to be divided equally between the parties.

On November 26, 2012, the Company entered into a second licensing agreement with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable byproducts via the Advanced Pyrolysis System 200 (“APS200”). The Company will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related byproducts in the territory of the Bahamas, Dominican Republic, St., Thomas, St. Maarten, and Grenada for 20 years.  The Company acquired the licensing rights for $ 50,000.  The Company has the obligation to purchase from Omega, the APS200 system at a fixed price of $ 500,000 by December 31, 2014.  Subsequent to December 31, 2014, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  The Company is subject to a royalty of 3% on any sub-licensee fees received as well as on gross sales from byproduct generated from the APS200 system.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

Note 2 - Significant Accounting Policies, continued

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Concentrations

The Company has an exclusive marketing arrangement to license and operate a waste disposal system in the sales territory of East Jamaica W.I.  It is committed under that license agreement to purchase and install one of these systems by June 30, 2013.  The Company has entered into a joint venture agreement with a third party to develop and operate the system.

As described in Note 1 the Company has entered into a similar exclusive marketing arrangement for a second territory.  Under this arrangement the Company is committed under that license agreement to purchase and install a system before December 31, 2013.  The territory consists of West Jamaica and various Caribbean countries as listed in Note 1.  Based on these facts the Company has concentrations in product and geographic area that could affect its ability to continue.

-F8-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25").  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Registrant had no liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and the member potentially outstanding during each period.  In periods when a net loss is experienced, only basic net loss per share is calculated because to do otherwise would be antidilutive.

Recently issued accounting standards

Management does not believe that any recently issued accounting pronouncements, whether effective or not if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Financial Consulting Agreement

On November 1, 2011, the Company entered into an agreement with Browngate Corporate Services, Inc., under which Browngate will provide the Company with office space, clerical, professional, and other services that will support the needs of a public reporting company.  Fees for this service are $3,000 per month.

-F9-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

During year ended December 31, 2012, the Company president advanced a total of $ 30,985 to fund working capital needs. That advance bears no interest and is due on demand.

Effective July 20, 2012, the Company entered into a Convertible Loan Agreement with 4 lenders.  The Agreement provides for a principle sum of $ 280,000 with interest of 10% per annum and is due  36 months after the dates of issuance.  As of December 31, 2012, the Company had not received any of these funds and the lenders are under no obligation to lend the money.  The Company intends to borrow the money as needed to fund the acquisition of the APS200 system.  When and if issued, the principal sums of these loans will be convertible into common stock at the options of the lenders within 24 months of issuance dates.  The loan is convertible at $0.05 per share.  The Agreement was entered into with non-U.S. persons.

The Company will use proceeds of the loan, if available, to fund working capital ($30,000) and the purchase of the APS200 system ($250,000). The Company expects to receive the loan proceeds prior to June 30, 2013 to meet the requirements of its agreements with Omega Research Corporation and Alpha International Marketing Corp.

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its  President, under which it borrowed $50,000.  This loan is due December 31, 2014 and does not bear interest.  The loan is convertible into common stock at $.10 per share at the option of the lender any time after February 28, 2013.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012 agreement with Omega (Note 1).

Note 5- Stock

On September 30, 2011, the Company issued 13,000,000 shares of Common Stock to 19 shareholders in return for $0.001 per share.  The Company received a total of $ 13,000 in proceeds. Each of the 19 shareholders holds less than 5% of the outstanding shares.  Preferred shares have rights equal to those of common stock except in voting.  Each preferred share has 100-1 votes.

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

Note 6 - Income Taxes

The Company has experienced losses since inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The total of these NOL's at December 31, 2012 was $ 19,798.  The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under provisions of pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the underlying benefits will not be realized.  The Company has recorded a noncurrent deferred tax asset as presented below.  The deferred tax asset increased in 2012 by $3,727, the result of adding the potential benefit of the 2012 loss.

	2012	2011
Deferred Tax Asset	$ 4,950	$ 1,223
Valuation Allowance	(4,950)	(1,223)
Balance Recognized	-	-

Note 7 - Revenue Recognition

The Company has treated earnings realized under the joint venture agreement with Alpha as a sale, which is being recognized in equal monthly amounts over a period ending June, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the year ended December 31, 2012, this has resulted in revenue recognition of $ 43,333 and revenue deferral of $ 21,667.  The license sale is for a one year period ending October 28 of each year and is renewable annually for a nominal payment for twenty years.

Note 8 - Supplemental Cash Flows Information

There was no cash paid during either the year 2012 or 2011 for interest or income taxes.

Except for the transactions described in the following sentences, there were no non cash financing or investing transactions during either the year 2012 or 2011.  During the year 2011, an intangible asset was acquired for $50,000, which was paid in April 2012.  During the year 2012, an intangible asset was acquired for $ 50,000, which was paid in December 2012.

Note 9 - Subsequent Events

On March 25, 2013, the Company was granted the option to extend the deadline to purchase the APS200 to September 30, 2013.  A fee for this extension is $5,000.  The Company also has the option to extend the deadline further to December 31, 2013 for an addition fee of $5,000.

On March 25, 2013, the Company entered into an addendum to its joint venture agreement with Alpha (Note 1).   Alpha had defaulted on their license fee payments and the Company granted Alpha until June 30, 2013 to settle all amounts owed pursuant to the joint venture agreement, consisting of $ 20,000 in license fees owed and $250,000 (50% of the purchase price of the APS200).  The joint venture agreement previously specified that in the event that the Company does not raise the $250,000 for the purchase of the APS200 by June 30, 2013, the Company would be liable to return license fees received from Alpha.  Alpha has waived the Company’s potential liability to return any license fees.

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

Note 10 - Going Concern

As noted, the Company has concentrations in Geographic area and product currently available.  Additionally the Company has no future license fees to be received and is committed to purchase and install an APS200 system before June 30, 2013.  The culmination of that effort is dependent on the Company's ability to raise capital either by borrowing under the convertible notes (Note 4) or by a combination of borrowing and the acquisition of funds by its joint venture partner and licensee.  Any failure of these conditions could cause the Company to cease operations during the next year.

Note 11 - Amortization

The license fees paid for the right to market, develop, and sub-license a waste disposal system for twenty years are being amortized over a life of ten years due to the probability of obsolescence of the product technology and possible impairment of value.  The licenses are being amortized as follows:

Contract	Contract Date	Cost	Amortization 2012	Accumulated Amortization 12/31/12

Contract 1	10/03/11	50,000	5,000	5,832

Contract 2	11/26/12	50,000	472	472

		100,000	5,472	6,304

Note 12 - Expenses

Expenses consist of the following:

	2012	2011
Legal and audit fees	$23,971	$ 7,816
Office expense	9,696	1,566
Amortization	5,472	832
Edgar and XBRL expense	10,008	1,668
Rent	2,400	400
Miscellaneous fees	4,720	500
Miscellaneous expense	1,970	12
Total	$58,237	$12,794

-F11-

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

As of December 31, 2012, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of  the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)
Rosemary Samuels	53	President, CEO, CAO, CFO, Director, Treasurer, Secretary	1 year (November 23, 2012 – November 22, 2013)	1 year

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

From 2005 to date, Ms. Samuels is an operator of a biofeedback consulting business located in Kingston, Jamaica. Biofeedback is the process of identifying physiological functions using instruments that provide information on the body’s systems to improve health.

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

Investor Relations

As of December 31, 2012, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended December 31, 2012, our officers and directors have complied with Section 16(a).

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

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2010; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosemary Samuels President	2011 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2012.

Option Exercises

During our Fiscal year ended December 31, 2012 there were no options exercised by our named officers.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2012 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

(1)       Based on 33,000,000 shares outstanding as of December 31, 2012.

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

Effective July 20, 2012, we entered into a Convertible Loan Agreement with 4 lenders.  The Agreement provides a principle sum of $ 280,000 with interest of 10% per annum and is due and payable in 36 months.  The outstanding loan is convertible into common stock at the option of the lender within 24 months.  The loan is convertible at $ 0.05.  The Company can request the loan with 30 days notice. The Agreement was entered into with non-U.S. persons.

We will use proceeds of the loan to fund working capital ($30,000) and the purchase of the APS200 system ($250,000). The Company intends to request the loan to purchase the APS200 system prior to June 30, 2013 pursuant to its agreement with Omega Research Corporation and Alpha International Marketing Corp.

Effective November 26, 2012, we entered into a Convertible Loan Agreement with our Company President (a Non US Person).  The loan provides a principle sum of up to $ 50,000 with no interest and is due and payable by December 31, 2014.  The outstanding loan is convertible into common stock at the option of the lender any time after February 28, 2013.  The loan is convertible at $ 0.10.

The Company used proceeds of the loan to fund the purchase of license rights in Additional Territories from Omega.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2012	2011
Audit fees	$ 4,000	$ 4,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$ 4,000	$ 4,000

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
101

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on May 6, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIM INTERNATIONAL INC.

Date:      April 15, 2013

                /s/ Rosemary Samuels

By:

Rosemary Samuels

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Rosemary Samuels	President, CEO, CFO, Treasurer and Director	April 15, 2013
Rosemary Samuels