Form 10-Q
period 2013-03-31
AXIM INTERNATIONAL INC.
filed 2013-05-15
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2013.

AXIM INTERNATIONAL INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.

AXIM INTERNATIONAL INC.

FINANCIAL STATEMENTS

MARCH 31, 2013

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$ 14,428	$ 19,128
License fee receivable	20,000	20,000

Total Current Assets	34,428	39,128

Other Asset
Intangible asset – License	100,000	100,000
Less: accumulated amortization	(8,804)	(6,304)
Total Other Asset	91,196	93,696

TOTAL ASSETS	$ 125,624	$ 132,824

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 41,570	$ 32,570
Deferred revenue	10,834	21,667
Royalty fees payable	2,750	2,300
Due to shareholder	30,985	30,985
Convertible shareholder loan	50,000	50,000

Total liabilities	136,139	137,522

SHAREHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized; 33,000,000 issued and outstanding	3,300	3,300
Capital in excess of par value	11,700	11,700
Accumulated Deficit	(25,615)	(19,798)

Total shareholders' deficit	(10,515)	(4,698)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 125,624	$ 132,824

The accompanying notes are an integral part of these financial statements.

-F1-

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Month Periods Ended March 31,		For the Period November 18, 2010 (Date of Inception) to March 31,
	2013	2012	2013

Revenues	$ 10,833	$ 10,833	$ 64,166

General and administrative expenses	16,650	15,510	89,781

Net loss	$ (5,817)	$ (4,677)	$ (25,615)

Loss per common share – basic and diluted	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,000,000	33,000,000	33,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	2013	2012	For the Period November 18, 2010 (Date of Inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (5,817)	$ (4,677)	$ (25,615)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Amortization of intangible asset	2,500	1,250	8,804
Share issuance for organization expense	-	-	2,100
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	-	20,000	(20,000)
Increase in accounts payable and accrued expenses	9,000	300	41,570
Increase (decrease) in deferred revenue	(10,833)	(10,833)	10,834
Increase in royalty fees payable	450	450	2,750

Net cash provided (consumed) by operating activities	(4,700)	6,490	20,443

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of license	-	-	(100,000)

Net cash consumed by investing activities	-	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common shares	-	-	13,000
Proceeds from shareholder loan	-	9,510	30,985
Proceeds from convertible shareholder loan	-	-	50,000

Net cash provided by financing activities	-	9,510	93,985

Net change in cash	(4,700)	16,000	14,428

Cash, at beginning of period	19,128	23,138	-
Cash, at end of period	$ 14,428	$ 39,138	$ 14,428

The accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

NOTE 1:  BASIS OF PRESENTATION:

The unaudited interim financial statements of Axim International, Inc. as of March 31, 2013, and for the three month periods ended March 31, 2013 and 2012, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or abbreviated as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial information of the fiscal year ended December 31, 2012.

NOTE 2:  RELATED PARTY TRANSACTIONS

From inception (November 18, 2010) to March 31, 2013, the Company president advanced a total of $ 30,985 to fund working capital needs. That advance bears no interest and is due on demand.

Effective July 20, 2012, the Company entered into a Convertible Loan Agreement with 4 lenders.  The Agreement provides for a principle sum of $ 280,000 with interest of 10% per annum and is due 36 months after the dates of issuance.  As of March 31, 2013, the Company had not received any of these funds and the lenders are under no obligation to lend the money.  The Company intends to borrow the money as needed to fund the acquisition of the APS200 system.  When and if issued, the principal sums of these loans will be convertible into common stock at the options of the lenders within 24 months of issuance dates.  The loan is convertible at $0.05 per share.  The Agreement was entered into with non-U.S. persons.  One of the unfunded loan agreements is with a related party, the Company president, in the amount of $100,000.

The Company will use proceeds of the loan, if available, to fund working capital in the amount of $30,000 and the purchase of the APS200 system totalling $250,000.

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its President, under which it borrowed $50,000.  This loan is due December 31, 2014 and does not bear interest.  The loan is convertible into common stock at $.10 per share at the option of the lender any time after February 28, 2013.  As of March 31, 2013, the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012 agreement with Omega Research Corporation.

NOTE 3.    GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $ 25,615, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Description of Business

We were incorporated in the State of Nevada on November 18, 2010 (Inception) and maintain our principal executive office at 6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV, 89119.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2011, and since its effectiveness, we have focused our efforts to identify a possible business combination.

Effective October 3, 2011, we entered into a Licensing Agreement with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable by-products via the Advanced Pyrolysis System 200 (“APS200”). We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Jamaica, WI.   We acquired the licensing rights for $ 50,000.  We have the right to purchase from Omega, the APS200 system at a fixed price of $ 500,000 until June 30, 2013.  Subsequent to June 30, 2013, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We are required to purchase one APS200 by June 30, 2013.  Upon purchasing the APS200 system, we are subject to a royalty of 3% on licensee fees received as well as on gross sales from by-product sales generated from the APS200 system. The Agreement was an arms-length transaction.

On March 25, 2013, we entered into an agreement with Omega to extend the deadline to purchase the APS200.  The deadline to purchase the APS200 is June 30, 2013 however we have the option to extend the deadline to September 30, 2013 for a fee of $ 5,000.  We also have the option to extend the deadline further to December 31, 2013 for an addition fee of $ 5,000.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee, will be subject to a sub-license fee of $ 75,000 payable in monthly instalments of $ 5,000 per month commencing November 1, 2011.  As per the Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 3% royalty fee on all gross sales generated.   Alpha is to raise $ 250,000, half of the purchase price of the APS200 system, and we are to raise the remaining balance.  Alpha is to raise such funds by June 30, 2013.  We are subject to raising the additional $250,000 by June 30, 2013.

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

Effective November 26, 2012, we entered into a 2nd Licensing Agreement (the “2nd Agreement”) with Omega Research Corporation (“Omega”) for exclusive licensing rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of the Bahamas, Dominican Republic, St., Thomas, St. Maarten, and Grenada (“Additional Territories”) for 20 years.  We acquired the licensing rights for $ 50,000.  We have the right to purchase from Omega, the APS200 system at a fixed price of $ 500,000 until December 31, 2014.  Subsequent to December 31, 2014, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We are subject to a royalty of 3% on any sub-licensee fees received as well as on gross sales from by-product sales generated from the APS200 system. The Agreement was an arms-length transaction.

With the exception of establishing joint venture operations with Alpha, during the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $ 14,428 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Liquidity and Capital Resources

With the exception of establishing joint venture operations with Alpha, our cash requirements for the next twelve months are $ 65,000.

Contractual obligations – consulting fees	$ 36,000
Other consulting fees	12,000
Audit and accounting	10,000
Royalty fees on monthly sub license fee	3,000
Miscellaneous	4,000

Total	$ 65,000

Contractual obligations consist of our contract with Browngate Corporate Services Inc. (“Browngate”), whereas Browngate will provide consulting services relating to accounting and corporate governance.  Browngate will also provide office space and telephone and fax rental and also administrative support.  The term of the agreement is effective November 1, 2011 for a 12 month period and then from a month to month term subsequent to the contract term.  The agreement can be cancelled with 30 days written notice.  The monthly fee for such services is $ 3,000.

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

Sources of Capital:

We expect to sustain our working capital needs through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Results of Operations

For the three month periods ended March 31, 2013 and 2012, our revenues totaled $ 10,833 in each period consisting solely of sub license fees received and recoverable from Alpha.  License fees received are recognized over a period of 18 months commencing January 1, 2012 to June 30, 2013.

Our expenses for the three periods March 31, 2013 and 2012 are as follows:

	Three month Period Ended March 31, 2013	Three Month Period Ended March 31, 2012

Legal	$ 3,474	$ 3,474
Audit	4,000	4,300
Filing fees	3,202	2,502
Office	2,424	2,934
Amortization	2,500	1,250
Rent	600	600
Royalty fees	450	450

Total	$ 16,650	$ 15,510

For the three month periods ended March 31, 2013 and 2012, legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate. These expenses are not expected to fluctuate.  Our audits fee relates to the audit and review of our 2012 and 2011 year end financial statements, respectively. Royalty fees are 3% of sub license fees received. Our license is amortized on a straight line basis over a period of 10 years.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

AXIM INTERNATIONAL, INC.

Dated: May 13, 2013	By:	/s/ Rosemary Samuels
Rosemary Samuels
President and Director Principal Executive Officer Principal Financial Officer