Form 10-Q
period 2013-06-30
AXIM INTERNATIONAL INC.
filed 2013-08-14
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2013.

AXIM INTERNATIONAL INC.

- INDEX -

PART I – FINANCIAL INFORMATION

AXIM INTERNATIONAL INC.

FINANCIAL STATEMENTS

JUNE 30, 2013

AXIM INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$ 145	$ 19,128
License fee receivable	15,000	20,000
Allowance for doubtful accounts	(7,500)	-

Total Current Assets	7,645	39,128

Other Asset
Intangible asset – License	100,000	100,000
Less: accumulated amortization	(11,304)	(6,304)
Total Other Asset	88,696	93,696

TOTAL ASSETS	$ 96,341	$ 132,824

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 46,915	$ 32,570
Deferred revenue	-	21,667
Royalty fees payable	2,750	2,300
Due to shareholder	36,985	30,985
Convertible shareholder loan	50,000	50,000

Total liabilities	136,650	137,522

SHAREHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized; 33,000,000 issued and outstanding	3,300	3,300
Capital in excess of par value	11,700	11,700
Accumulated Deficit	(55,409)	(19,798)

Total shareholders' deficit	(40,309)	(4,698)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 96,341	$ 132,824

The accompanying notes are an integral part of these financial statements.

-F1-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,		For the Period November 18, 2010 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013

Revenues	$ 21,667	$ 21,667	$ 10,833	$ 10,833	$ 74,999

General and administrative expenses	57,278	30,751	40,627	15,241	130,408

Net loss	$ (35,611)	$ (9,084)	$ (29,794)	$ (4,408)	$ (55,409)

Loss per common share – basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,000,000	33,000,000	33,000,000	33,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	2013	2012	For the Period November 18, 2010 (Date of Inception) to June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (35,611)	$ (9,084)	$ (55,409)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Amortization of intangible asset	5,000	2,500	11,304
Share issuance for organization expense	-	-	2,100
Increase in allowance for doubtful accounts	7,500	-	7,500
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	5,000	20,000	(15,000)
Increase in accounts payable and accrued expenses	14,345	11,310	46,915
Increase (decrease) in deferred revenue	(21,667)	(21,667)	-
Increase in royalty fees payable	450	900	2,750

Net cash provided (consumed) by operating activities	(24,983)	3,959	160

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of license	-	(50,000)	(100,000)

Net cash consumed by investing activities	-	(50,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common shares	-	-	13,000
Proceeds from shareholder loan	6,000	24,510	36,985
Proceeds from convertible shareholder loan	-	-	50,000

Net cash provided by financing activities	6,000	24,510	99,985

Net change in cash	(18,983)	(21,531)	145

Cash, at beginning of period	19,128	23,138	-
Cash, at end of period	$ 145	$ 1,607	$ 145

The accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The unaudited interim financial statements of Axim International, Inc. as of June 30, 2013, and for the three and six month periods ended June 30, 2013 and 2012, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three and six months periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

NOTE 2:  RELATED PARTY TRANSACTIONS

From inception (November 18, 2010) to June 30, 2013, the Company president advanced a total of $ 36,985 to fund working capital needs. That advance bears no interest and is due on demand.

Effective July 20, 2012, the Company entered into a Convertible Loan Agreement with 4 lenders.  The Agreement provides for a principle sum of $ 280,000 with interest of 10% per annum and is due 36 months after the dates of issuance.  As of June 30, 2013, the Company had not received any of these funds and the lenders are under no obligation to lend the money.  The Company intends to borrow the money as needed to fund the acquisition of the APS200 system.  When and if issued, the principal sums of these loans will be convertible into common stock at the options of the lenders within 24 months of issuance dates.  The loan is convertible at $0.05 per share.  The Agreement was entered into with non-U.S. persons.  One of the unfunded loan agreements is with a related party, the Company president, in the amount of $100,000.

The Company will use proceeds of the loan, if available, to fund working capital in the amount of $30,000 and the purchase of the APS200 system totalling $250,000.

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its President, under which it borrowed $50,000.  This loan is due December 31, 2014 and does not bear interest.  The loan is convertible into common stock at $.10 per share at the option of the lender any time after February 28, 2013.  As of June 30, 2013, the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012 agreement with Omega Research Corporation.

NOTE 3:  COLLABORATIVE ARRANGEMENTS

In 2011 the Company entered into a joint venture agreement with Alpha International Marketing Corporation to purchase and install a waste disposal system that produces salable by-products in Jamaica.  This agreement requires that each party raise capital in the amount of $250,000 for the $500,000 system cost.  The original due date for funding the project has passed without funding and the project is currently under extension until September 30, 2013.

NOTE 4:    GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $ 55,409, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Description of Business

We were incorporated in the State of Nevada on November 18, 2010 (Inception) and maintain our principal executive office at 6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV, 89119.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2011, and since its effectiveness, we have focused our efforts to identify possible business combinations and to complete the planned joint venture.

Effective October 3, 2011, we entered into a Licensing Agreement with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable by-products via the Advanced Pyrolysis System 200 (“APS200”). We have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Jamaica, WI.   We acquired the licensing rights for $ 50,000.  We have the right to purchase from Omega, the APS200 system at a fixed price of $ 500,000 until June 30, 2013.  Subsequent to June 30, 2013, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We were required to purchase one APS200 by June 30, 2013.  Upon purchasing the APS200 system, we are subject to a royalty of 3% on licensee fees received as well as on gross sales from by-product sales generated from the APS200 system.

On March 25, 2013, we entered into an agreement with Omega to extend the deadline to purchase the APS200.  The deadline to purchase the APS200 was June 30, 2013; however we had the option to extend the deadline to September 30, 2013 for a fee of $ 5,000.  We also have the option to extend the deadline further to December 31, 2013 for an addition fee of $ 5,000. On June 28, 2013, we extended our purchase deadline to September 30, 2013 for payment of the $ 5,000 fee.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee, will be subject to a sub-license fee of $ 75,000 payable in monthly instalments of $ 5,000 per month commencing November 1, 2011.  As per the Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 3% royalty fee on all gross sales generated.   Alpha is to raise $ 250,000, half of the purchase price of the APS200 system, and we are to raise the remaining balance.  Alpha was to raise such funds by June 30, 2013.  We were subject to raising the additional $250,000 by June 30, 2013.

On March 25, 2013, we entered into an addendum to the joint venture agreement dated October 28, 2011 with Alpha.   Alpha defaulted on its license fee payments and we granted Alpha until June 30, 2013 to settle all amounts owed pursuant to the joint venture agreement, consisting of $ 20,000 in license fees owed and the $ 250,000 (50% of the purchase price of the APS200).  The joint venture agreement previously specified that in the event that we do not raise the $250,000 for the purchase of the APS200 by June 30, 2013, we would be liable to return license fees received from Alpha.  Alpha has waived our potential liability to return any license fees received under the joint venture agreement.

As of June 30, 2013, Alpha had paid $ 5,000 of the $ 20,000 license fees previously owed; however, it has not raised the necessary funding for the purchase of the APS200 system.  At this time, we have elected to informally provide Alpha an extension to settle all amounts owed under the joint venture agreement until September 30, 2013; however, we will be actively sourcing other potential joint venture partners. We are under no obligation to establish a joint venture business given that Alpha has defaulted on its payments.

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

With the exception of establishing joint venture operations with Alpha, during the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Liquidity and Capital Resources

With the exception of establishing joint venture operations with Alpha, our cash requirements for the next twelve months are $ 30,000.

Consulting fees – corporate governance and compliance	$ 10,000
Other consulting fees	5,000
Audit and accounting	10,000
Miscellaneous	5,000

Total	$ 30,000

Our contract with Browngate Corporate Services Inc. (“Browngate”), commenced on November 1, 2011 and was subsequently terminated on May the 20th.   Browngate provided consulting services relating to accounting and corporate governance and also provided office space and telephone and fax rental and also administrative support.  The monthly fee for such services was $ 3,000.  We have retained Browngate on a per filing/use basis as a more economical option. Our yearly fees for corporate governance and compliance needs are estimated to be $ 10,000.  Administrative support and other related services are charged on a per hour basis.

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

Effective November 26, 2012, we entered into a Convertible Loan Agreement with our Company President (a Non US Person).  The loan provides a principle sum of up to $ 50,000 with no interest and is due and payable by December 31, 2014.  The outstanding loan is convertible into common stock at the option of the lender at any time.  The loan is convertible at $ 0.10 per share.

Results of Operations

For the six month periods ended June 30, 2013 and 2012, our revenues totaled $ 21,667 in each period consisting solely of sub license fees received and recoverable from Alpha.  License fees received are recognized over a period of 18 months commencing January 1, 2012 to June 30, 2013.

Our expenses for the six month periods June 30, 2013 and 2012 are as follows:

	Six month Period Ended June 30, 2013	Six Month Period Ended June 30, 2012

Application for electronic depository securities account	$ 15,000	$ -
Filing fees	7,761	5,580
Bad debt expense	7,500	-
Audit	6,450	6,310
Legal	5,536	6,948
Extension fee	5,000	-
Amortization	5,000	2,500
Office	3,636	5,358
Consulting	-	1,900
Rent	900	1,200
Royalty fees	450	900
Other	45	55

Total	$ 57,278	$ 30,751

For the six month periods ended June 30, 2013 and 2012, legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate. We expect these expenses to decrease as the services provided by Browngate will be charged on a per filing/usage basis commencing May 20, 2013.   Filing fees related to Edgar and XBRL costs and will vary.  We have allocated $ 7,500 as a reserve for bad debts on sub license fees recoverable from Alpha based on our estimate of collectability.  Our audit fee relates to the audit and review of our 2012 and 2011 year-end financial statements, respectively. Royalty fees are 3% of sub license fees received. Our license is amortized on a straight line basis over a period of 10 years.

We incurred $ 15,000 in fees paid for the application to obtain online tradability status with the Depository Trust Company, a central depository for securities certificates whereby members can transfer securities electronically.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

AXIM INTERNATIONAL, INC.

Dated: August 13, 2013	By:	/s/ Rosemary Samuels
Rosemary Samuels
President and Director Principal Executive Officer Principal Financial Officer