Form 10-Q
period 2013-09-30
AXIM INTERNATIONAL INC.
filed 2013-11-18
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     [ ]                                                                            Accelerated filer                    [ ]

Non-accelerated filer       [ ]                                                                            Smaller reporting company  [x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 18, 2013.

AXIM INTERNATIONAL, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

.

AXIM INTERNATIONAL, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$ 1,235	$ 19,128
License fee receivable	11,000	20,000
Less: Allowance for doubtful accounts	(7,500)	-

Total Current Assets	4,735	39,128

Other Assets
Intangible asset – License	100,000	100,000
Less: accumulated amortization	(13,804)	(6,304)
Total Other Assets	86,196	93,696

TOTAL ASSETS	$ 90,931	$ 132,824

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 46,726	$ 32,570
Deferred revenue	-	21,667
Royalty fees payable	2,750	2,300
Due to shareholder	42,407	30,985
Convertible shareholder loan	50,000	50,000

Total liabilities	141,883	137,522

SHAREHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized; 33,000,000 issued and outstanding	3,300	3,300
Capital in excess of par value	11,700	11,700
Accumulated Deficit	(66,052)	(19,798)

Total shareholders' deficit	(50,952)	(4,698)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 90,931	$ 132,824

The accompanying notes are an integral part of these financial statements.

-F1-

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Nine month Periods Ended September 30,		Three Month Periods Ended September 30,		For the Period November 18, 2010 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013

Revenues	$ 21,667	$ 32,500	$ 10,833	$ 10,833	$ 74,999

General and administrative expenses	67,921	43,351	10,643	12,600	141,051

Net income (loss)	$ (46,254)	$ (10,851)	$ 190	$ (1,767)	$ (66,052)

Loss per common share – basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,000,000	33,000,000	33,000,000	33,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	2013	2012	For the Period November 18, 2010 (Date of Inception) to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (46,254)	$ (10,851)	$ (66,052)
Adjustments to reconcile net loss to net cash provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Amortization of intangible asset	7,500	3,750	13,804
Increase in allowance for doubtful accounts	7,500	-	7,500
Share issuance for organization expense	-	-	2,100
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	9,000	30,000	(11,000)
Increase in accounts payable and accrued expenses	14,156	18,110	46,726
Decrease in deferred revenue	(21,667)	(32,500)	-
Increase in royalty fees payable	450	1,350	2,750

Net cash provided (consumed) by operating activities	(29,315)	9,859	(4,172)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of license	-	(50,000)	(100,000)

Net cash consumed by investing activities	-	(50,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common shares	-	-	13,000
Proceeds from shareholder loans	11,422	24,510	42,407
Proceeds from convertible shareholder loan	-	-	50,000

Net cash provided by financing activities	11,422	24,510	105,407

Net changes in cash	(17,893)	(15,631)	1,235

Cash, at beginning of period	19,128	23,138	-
Cash, at end of period	$ 1,235	$ 7,507	$ 1,235

The accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

NOTE 1:  BASIS OF PRESENTATION:

The unaudited interim financial statements of Axim International, Inc. as of September 30, 2013, and for the three and nine month periods ended September 30, 2013 and 2012, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

NOTE 2:  RELATED PARTY TRANSACTIONS

From inception (November 18, 2010) to September 30, 2013, the Company president advanced a total of $ 42,407 to fund working capital needs. That advance bears no interest and is due on demand.

On September 26, 2013, the Company president advanced $ 5,000 for a payment to extend the contract with Omega Research Corporation until December 31, 2013.

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its President, under which it borrowed $50,000.  This loan is due December 31, 2014 and does not bear interest.  The loan is convertible into common stock at $.10 per share at the option of the lender any time after February 28, 2013.  As of September 30, 2013, the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012 agreement with Omega Research Corporation.

-F4-

AXIM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

NOTE 3.    GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $ 66,052, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

-F5-

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

Effective October 3, 2011, we entered into a Licensing Agreement with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable by-products via the Advanced Pyrolysis System 200 (“APS200”). We will have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Jamaica, WI.   We acquired the licensing rights for $ 50,000.  We have the right to purchase from Omega, the APS200 system at a fixed price of $ 500,000 until December 31, 2013.  Subsequent to December 31, 2013, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We are required to purchase one APS200 by December 31, 2013.  Upon purchasing the APS200 system, we are subject to a royalty of 3% on licensee fees received as well as on gross sales from by-product sales generated from the APS200 system. The Agreement was an arms-length transaction.

We have paid two extension fees of $ 5,000 each and the deadline has been extended to December 31, 2013.

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

On March 25, 2013, we entered into an addendum to the joint venture agreement with Alpha.   The joint venture agreement previously specified that in the event that we do not raise the $250,000 for the purchase of the APS200, we would be liable to return license fees received from Alpha.  Alpha has waived our potential liability to return any license fees received under the joint venture agreement.

Alpha is in defaulted on their license fee payments and as of September 30, 2013.  Amounts owing from Alpha total $ 11,000.  Alpha has not raised the necessary funding for the purchase of the APS200 system totalling $ 250,000 (50% of the purchase price of the APS200).  At this time, we have elected to informally provide Alpha an extension to settle all amounts owed under the joint venture agreement until December 31, 2013 however we will be actively seeking other potential joint venture partners. We are under no obligation to establish a joint venture business given that Alpha has defaulted on its payments.

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

Our contract with Browngate Corporate Services Inc. (“Browngate”), commenced on November 1, 2011 and was subsequently terminated on May 20, 2013.   Browngate provided consulting services relating to accounting and corporate governance and also provided office space and telephone and fax rental and also administrative support.  The monthly fee for such services was $ 3,000.  We have retained Browngate on a per filing/use basis as a more economical option. Our yearly fees for corporate governance and compliance needs are estimated to be $ 10,000.  Administrative support and other related services are charged on a per hour basis.

We intend to engage the services of an engineer to assist with the maintenance and enhancement of the APS200 system.  We have entered into various discussions with engineers however as of to date, no agreement has materialized.

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

On July 20, 2012 the Company Board of Directors approved convertible loan agreements with four individual lenders to borrow the principal amount of $280,000 with interest at 10% and the principal due in thirty six months after the loan date.  The loans may be converted into Company common stock at $.05 per share and must be converted within twenty four months of the loan date, and before six months prior to the maturity date.  This borrowing approval is for a future need for funds pursuant to a joint venture agreement.  It does not guarantee that the loans will be made or that funds will be available at that time.  One of the individual lenders is a related party.

Effective November 26, 2012, we entered into a Convertible Loan Agreement with our Company President (a Non US Person).  The loan provides a principle sum of up to $ 50,000 with no interest and is due and payable by December 31, 2014.  The outstanding loan is convertible into common stock at $ 0.10 per share.

Results of Operations

For the nine month periods ended September 30, 2013 and 2012, our revenues totaled $ 21,667 and $ 32,500 respectively consisting solely of sub license fees received and recoverable from Alpha.  License fees received are recognized over a period of 18 months commencing January 1, 2012 to September 30, 2013.

Our expenses for the nine month periods September 30, 2013 and 2012 are as follows:

	Nine month Period Ended September 30, 2013	Nine month Period Ended September 30, 2012

Application for electronic depository securities account	$ 15,000	$ -
Extension fee	10,000	-
Audit	8,450	8,210
Filing fees	7,823	7,506
Bad debt expense	7,500	-
Amortization	7,500	3,750
Legal	6,333	10,422
Office	3,636	7,272
Rent	900	1,800
Royalty fees	450	1,350
Consulting	-	1,900
Other	329	1,141

Total	$ 67,921	$ 43,351

For the nine month periods ended September 30, 2013 legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate. We expect these expenses to decrease as the services provided by Browngate will be charged on a per filing/usage basis commencing May 20, 2013.   Filing fees related to Edgar and XBRL costs and will vary.  We have allocated $ 7,500 as a reserve for bad debts on sub license fees recoverable from Alpha based on our estimate of collectability.  Audit fees relate to the audit and review of our 2013 and 2012 year-end financial statements, respectively. Royalty fees are 3% of sub license fees received. Our license is amortized on a straight line basis over a period of 10 years. We incurred $ 10,000 in extension fees to extend our agreement with Omega to September 30 and December 31, 2013 for payment of $ 5,000 for each extension.

We incurred $ 15,000 in fees paid for the application to obtain online tradability status with the Depository Trust Company, a central depository for securities certificates whereby members can transfer securities electronically.

For the nine month period ended September 30, 2012, legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate.  Our audit fees relate to the audit and review of our 2011 year end and 1st quarter 2012 financial statements. Royalty fees are 3% of sub license fees received. Our license is amortized on a straight line basis over a period of 10 years. We incurred $ 1,900 in consulting fees for additional edgar and XBRL filing support. We do not expect to incur these fees on a regular basis.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Mine Safety Disclosures.

N/A

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on November 19, 2010.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents:

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

AXIM INTERNATIONAL, INC.

Dated: November 18, 2013	By:	/s/ Rosemary Samuels
Rosemary Samuels
President and Director Principal Executive Officer Principal Financial Officer