Form 10-K
period 2013-12-31
AXIM INTERNATIONAL INC.
filed 2014-03-04
CIK 1514946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54296

AXIM INTERNATIONAL INC.
(Name of small business issuer in its charter)
Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-750-8242

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common	OTCBB
(Title of class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []	Accelerated filer []	Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [x]

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

The aggregate market value held by non-affiliates cannot be determined as the issuer’s common equity was not publicly traded on the registrants’ most recently completed second fiscal quarter.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 33,000,000 shares of common stock outstanding as of February 27, 2014.

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

Effective October 3, 2011, we entered into a Licensing Agreement (the “Agreement”) with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable byproducts via the Advanced Pyrolysis System 200 (“APS200”). We have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related byproducts in the territory of Jamaica, WI for 20 years.   We acquired the licensing rights for $ 50,000 which was paid on April 13, 2012.  We had the right to purchase from Omega, a APS200 system at a fixed price of $ 500,000 until June 30, 2013.  Subsequent to June 30, 2013, Omega has the right to increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We were required to purchase the APS200 by June 30, 2013.  We are subject to a royalty of 3% on licensee fees received as well as on gross sales of byproduct generated from the APS200 system.

On March 25, 2013, we entered into an agreement with Omega to extend to September 30, 2013 the deadline to purchase the APS200for a fee of $ 5,000; subsequently, the deadline was further extended to December 31, 2013 for an addition fee of $ 5,000.

On December 29, 2013, we entered into an additional agreement with Omega to extend the deadline to purchase the APS200 to December 31, 2014 in consideration for an increase in the acquisition cost of the APS200 price of $ 20,000, bringing the total cost of the APS200 to $ 520,000.

Effective November 26, 2012, we entered into a 2nd Licensing Agreement (the “2nd Agreement”) with Omega Research Corporation (“Omega”) for exclusive licensing rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related byproducts in the territory of the Bahamas, Dominican Republic, St., Thomas, St. Maarten, and Grenada (“Additional Territories”) for 20 years.  We acquired these licensing rights for $ 50,000.  We have the right to purchase from Omega, a second APS200 at a fixed price of $ 500,000 until December 31, 2014.  Subsequent to December 31, 2014, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We are subject to a royalty of 3% on any sub-licensee fees received as well as on gross sales of byproduct  generated by the APS200.

The APS200 system is designed to handle commonly generated waste material, whether liquid, solid, mixed or unmixed (including whole tires, all types of plastics, e-waste, shredder residues, sewage sludge, animal wastes, biomass, ligneous and infectious biohazard medical waste) and represent an environmentally friendly and commercially viable alternative to traditional methods of processing waste. The solutions are commercially viable ecological recycling models based on zero-waste philosophy. We will initially be focused on using the application for processing waste tires for conversion to biochar and fuel oil.

Current Business

Upon entering into the Agreement to acquire exclusive licensing rights in Jamaica, our business objective is to market the APS200 system through qualified interests in establishing joint ventures and establishing waste  conversion operations.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee, was subject to a sub-license fee of $ 75,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per our Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit to Omega a 3% royalty fee on all gross sales generated.  Alpha is to raise $ 250,000, half of the purchase price of the APS200 system and we are to raise the remaining balance.  Alpha was required to raise such funds by June 30, 2013.

On March 25, 2013, we entered into an addendum to our joint venture agreement with Alpha dated October 28, 2013.   Alpha had defaulted on their license fee payments and we granted Alpha until June 30, 2013 to settle all amounts owed pursuant to the joint venture agreement.  The joint venture agreement previously specified that in the event that we do not raise the $250,000 for the purchase of the APS200 by June 30, 2013, we would be liable to return license fees received from Alpha.  Alpha has waived our potential liability to return any license fees received under the joint venture agreement.

On December 30, 2013, we entered into an agreement with Alpha to extend the deadline to purchase the APS200 to December 31, 2014 for consideration of $ 10,000 payable in 2 installments.  $ 5,000 is due on or before January 31, 2014 and $ 5,000 is due on or before June 30, 2014.  License fees outstanding as of December 31, 2013 will be subject to interest of 5% per year.  In addition, we have imposed an increase in the acquisition price of the APS200 from $ 500,000 to $ 520,000 whereby Alpha’s portion would be $ 260,000.

Principal Products, Services and Their Markets

APS200 has the capability for four applications for treatment of waste tires, plastics, MSW and hospital waste. The APS200 that we acquire will have one treatment application, for waste tires.   We may add other applications at a later date should we wish to expand operations.

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

Effective October 28, 2011, we entered into a joint venture agreement with Alpha to establish the APS200  in Jamaica.  Alpha, as a sub licensee, was subject to a sub-license fee of $ 75,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per our Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 5% royalty fee of which 2% will be retained by us and 3% will be remitted to Omega on all gross sales generated.  As per our agreement with Alpha, as amended on December 30, 2013, Alpha is to raise $ 260,000, half of the purchase price of the APS200 system, and we are to raise the remainder.  Alpha is to raise such funds by December 31, 2014.  We are required to raising the additional $ 260,000 by December 31, 2014.

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

Availability of Raw Materials

We have entered into discussions with several vehicle service stations which have access to the amount of input of used tire material we require.  We have not entered into any definitive agreements with these suppliers as the cost of the tires per ton will vary.  The cost will vary from $ 50 to $ 100 per ton.  Management is confident that these sources are sufficient for supplying operations with the necessary feedstock material.

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

Returns and Refunds

Our warranty policy states that the APS200 system will be free from material defects in materials and workmanship. The foregoing warranty is subject to the proper installation, operation and maintenance of the APS200 in accordance to the APS200 operating manual. Warranty claims must be made by the customer in writing within 15 days of the manifestation of a problem. The warranty period begins on the date the APS200 is delivered and continues for Twelve (12) months.

Excluded from the warranty are problems due to accidents, misuse, misapplication, storage damage, negligence, or modification to the APS200 or its components.

Patents, Trademarks and Labor Contracts

Patents

We do not directly hold any patents for the APS200 System. The APS200 System is proprietary technology.

Trademarks

We do not have any trademarks on our trade name or logo.

Labor Contracts

We have one labor contract with a consulting firm for all our administration needs. Once the APS200 is fully operational, we will require additional employees to operate the system and also sales staff for marketing and sale.

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

Principal Business Office & Administrative Branch Office

Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-750-8242.

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

If we do not raise $ 260,000 to purchase the APS200 by December 31, 2014, we are liable for  price increases, if applicable

Our Agreement with Omega provides that the APS200 can be purchased at a fixed price of $ 520,000 prior to December 31, 2014.  Subsequent to this date, Omega may increase the purchase price to reflect rising costs of raw materials. We may not have sufficient working capital to pay the increase in purchase price.

If Alpha does not raise its portion of the $ 260,000 by December 31, 2014, there is no assurance that we will have the working capital to purchase the APS200

Alpha is obligated to raise $ 260,000 by December 31, 2014. If Alpha does not raise such funds by this date, there can be no assurance that we will be in a position to raise the remaining balance or appoint another joint venture partner that would participate in the joint purchase of the APS200.

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

We require short term funding in the amount of approximately $35,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

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

Our common stock is quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

Inititally, our securities will be traded in the over-the-counter marke on the OTC Bulletin Board (“OTCBB”). In order for our common stock to trade on the OTCBB, a registered broker-dealer, serving as a market maker, must be willing to list bid and ask quotations for our common stock, sponsor our listing on the OTCBB, and file an application with the OTCBB on our behalf to make a market in our common stock.  Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Principal Business Office

Our principal business office is located at 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-750-8242.

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

ITEM 4.                MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Market Information

We are currently not listed on any exchange.

Stockholders of Our Common Shares

As of December 31, 2013, we had 33,000,000 shares of our common stock outstanding and 1,000,000 shares of our Series A Preferred Stock outstanding.

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

As of December 31, 2013 and as of to date, 33,000,000 common shares were outstanding.

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

Securities Authorized For Issuance Under Equity Compensation Plans

See above “Recent Sales of Securities”.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Description of Business

We were incorporated in the State of Nevada on November 18, 2010 (Inception) and maintain our principal executive office at 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-750-8242. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2011 and, since its effectiveness, we have focused our efforts to identify a possible business combination.

Effective October 3, 2011, we entered into a Licensing Agreement with Omega Research Corporation (“Omega”) for exclusive licensing rights for technology relating to the processing of organic waste to marketable by-products via the Advanced Pyrolysis System 200 (“APS200”). We have exclusive rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related by-products in the territory of Jamaica, WI.   We acquired the licensing rights for $ 50,000.  The $50,000 was guaranteed by a shareholder and paid by the Company on April 13, 2012.  The Licensing Agreement also provided a right for us to acquire a APS200 by June 30, 2013 for $500,000.

On March 25, 2013, we entered into an agreement with Omega to extend the deadline to purchase the APS200.  The deadline was extended to September 30, 2013 for a fee of $ 5,000 and subsequently extended to December 31, 2013 for an addition fee of $ 5,000.

On December 29, 2013, we entered into an agreement with Omega to further extend the deadline to purchase the APS200 to December 31, 2014 in consideration for an increase in the acquisition cost of the APS200 of $ 20,000, bringing the total expected cost of the APS200 to $ 520,000.

Effective November 26, 2012, we entered into a 2nd Licensing Agreement (the “2nd Agreement”) with Omega  for exclusive licensing rights to sub-license, establish joint ventures to commercialize, use and process organic waste, and sell related byproducts in the territory of the Bahamas, Dominican Republic, St., Thomas, St. Maarten, and Grenada (“Additional Territories”) for 20 years.  We acquired the licensing rights for $ 50,000, which was paid during 2012.  We have the right to purchase from Omega, a second APS200 at a fixed price of $ 500,000 until December 31, 2014.  Subsequent to December 31, 2014, Omega may increase the purchase price at its sole discretion to reflect raising costs of raw materials and labor.  We are subject to a royalty of 3% on any sub-licensee fees received as well as on gross sales from byproduct sales generated from the APS200. We have not entered into any joint venture agreements with sub licensors for the Additional Territories.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 in Jamaica for converting used tires to biochar and fuel oil.  Alpha, as a sub licensee, was subject to a sub-license fee of $ 75,000 payable in monthly installments of $ 5,000 per month commencing November 1, 2011 ending, January 1, 2013.  As per the Agreement with Omega, 3% of the sub license fee is payable to Omega on a quarterly basis.  As additional consideration, the joint venture will remit a 5% royalty fee of which 2% will be retained by us and 3% will be remitted to Omega on all gross sales generated.   Alpha was to raise $ 250,000, half of the purchase price of the APS200, and we were to raise the balance.  Alpha was to raise such funds by June 30, 2013.  We were required to raise  the additional $250,000 by June 30, 2013.

Dudley Delapenha is the father of Rosemary Samuels, Axim's president and majority shareholder.  He also served as an officer of Alpha International, Axim's sole licensee, until mid-2011.  Mr. Delapenha resigned as an officer prior to entering into the joint venture agreement with Alpha on October 28, 2011. Mr. Delapenha retains his position as manager with Alpha.

On March 25, 2013, we entered into an addendum to our joint venture agreement with Alpha.   Alpha had defaulted on their license fee payments and we granted Alpha until June 30, 2013 to settle all amounts owed pursuant to the joint venture agreement.  The joint venture agreement previously specified that in the event that we did not raise the $250,000 for the purchase of the APS200 by June 30, 2013, we would be liable to return license fees received from Alpha.  Alpha has waived our potential liability to return license fees received under the joint venture agreement.

On December 30, 2013, we entered into an agreement with Alpha to extend the deadline to purchase the APS200 to December 31, 2014 for consideration of $ 10,000 payable in 2 installments, $ 5,000 on or before January 31, 2014 and $ 5,000 on or before June 30, 2014.  License fees outstanding as of December 31, 2013 will be subject to interest of 5% per year.  In addition, we were imposed with an increase in the acquisition price of the APS200 from $ 500,000 to $ 520,000, so Alpha’s portion was increased to $ 260,000.

During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $127 in cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

We are in our early stages of development and growth. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Results of Operations

For the year ended December 31, 2013, revenues were $ 21,667 consisting of license fees from Alpha. License fees were recognized over a period of 18 months commencing January 1, 2012 to June 30, 2013.   The license fee was $ 5,000 per month commencing November 1, 2011.  For the year ended December 31, 2012, revenues were $ 43,333.

For the year ended December 31, 2013, our expenses totaled $ 110,886 consisting primarily of audit and legal fees of $23,826, including monthly consulting services from a contract with Browngate Corporate Services.  The contract was terminated during 2013.  Our services are currently charged on a per hour/use basis.  We also receive assistance with administrative services indirectly through Omega.   The president of Omega is also the president of Magnum, a company that provides administrative services to the Company without compensation.  Omega is the supplier of the APS 200.

We have assessed impairment on the value of our licenses.  It is more likely than not that the value our licenses have diminished.  There is no open market for this type of asset and no comparables.  Therefore, we have reduced the value of the asset by $30,000 to a net value of $ 53,696 based on probable future cash flows.

We incurred $ 15,000 in fees paid for the application to obtain online tradability status with the Depository Trust Company, a central depository for securities certificates whereby members can transfer securities electronically. This is a one-time fee.

We incurred $ 10,000 in extension fees paid to Omega to extend the deadline to purchase the APS200 to September 30, 2013 for $ 5,000 and to December 31, 2013 for a further $ 5,000.  Extension fees are charged at the sole discretion of Omega.

We incurred $ 10,000 in amortization expense on two of our license agreements.  The $ 100,000 cost of the licenses is being amortized over a 10 year period on a straight line basis.

We incurred $ 8,746 in Edgar and XBRL fees, $ 3,636 in office expense and $900 in rent, a decrease from 2012 as a result of terminating our monthly contract with Browngate Corporate Services as mentioned above.

We have provided $ 8,000 as a reserve for doubtful accounts on sub license fees recoverable from Alpha, based on our estimate of collectability.

For the year ended December 31, 2012, our expenses totaled $58,237 consisting primarily of audit and legal fees of $23,971, office expense of $9,696, and Edgar and XBRL expense of $10,008.  Our contract with Browngate Corporate includes a legal expense, other administrative expense, and rent.  This contract began November 1, 2011 with a monthly fee of $3,000 for specified services.  We incurred $5,472 in amortization expense relating to our license agreements.  The license is amortized over a 10 year period on a straight line basis.  There is $1,800 of royalty expense for sub license fees received from Alpha included in miscellaneous fees.

Liquidity and Capital Resources

At December 31, 2013, we had assets totaling $ 56,823, comprised of cash ($ 127), license fee receivable ($3,000, net) and an intangible asset ($53,696).   Our current liabilities totaled $ 150,740, comprised of accounts payable ($ 52,988), shareholder loans ($ 45,002), convertible shareholder loan ($50,000) and deferred revenue ($21,667).  We have treated the licensing fee from Alpha as a sale, with recognition of equal monthly amounts over a period ending June, 2013.  During the year ended December 31, 2013, this resulted in revenue recognized of $ 21,667.  The license sale is for a one year period ending October 28 of each year and is renewable annually for a nominal payment for twenty years.

A total of $ 2,750 is payable to Omega as royalty on sub license fees received and is payable on demand.

Not including our planned joint venture operation with Alpha, our cash requirements for the next twelve months are $ 35,000.

Consulting fees	15,000
Audit and accounting	10,000
Miscellaneous	10,000

Total	$ 35,000

If the project does go forward the joint venture project will require an additional $260,000 in funding.

We can provide no assurance that it can continue to satisfy the cash requirements for at least the next twelve months.

Sources of Capital:

We expect to obtain financing through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Effective November 26, 2012, we entered into a Convertible Loan Agreement with our Company President (a Non US Person).  The loan provided a principle sum of up to $ 50,000 with no interest and is due and payable by December 31, 2014.  The outstanding loan is convertible into common stock at the option of the lender any time after February 28, 2013.  The loan is convertible at $ 0.10 per share.

We have used proceeds of the loan to fund the purchase of license rights in the Additional Territories as per the November 26, 2012 agreement with Omega.

Effective July 20, 2012, we entered into a Convertible Loan Agreement (“Agreement”) with 4 lenders.  The Agreement provides a principle sum of $ 280,000 with interest of 10% per annum and is due and payable 36 months from date of issuance.  The outstanding loan will be convertible into common stock at the option of the lender within 24 months.  The loan is convertible at $ 0.05 per share.  We can request the loan with 30 days’ notice. The Agreement was entered into with non-U.S. persons.  The lenders are under no obligation to execute the loan.

We will use proceeds of the loan to fund working capital ($20,000) and the purchase of the APS200  ($260,000). We intend to request the loan to purchase the APS200 prior to December 31, 2014 pursuant to the agreements with Omega and Alpha.

Cash Flows

Operating Activities:

For the year ended December 31, 2013, net cash consumed by operating activities was $ 33,018 for the year 2012, net cash was provided in the amount of $ 21,105.  2013, result included a provision for doubtful accounts on the license fees receivable from Alpha which was not received on a timely basis.  The accounts payable amount relates solely to legal and audit fees.  The decrease in deferred revenue is a result of revenue recognized in full effective June 30, 2013.   In 2012, the increase in accounts payable consists of amounts incurred for audit and review fees and fees payable to Browngate for consulting services; the decrease in accounts receivable consists of amounts collected from Alpha for license fees during the year.

In 2013, ewe assessed impairment on the value of our licenses.  It is more likely than not that the values our licenses have diminished.  There is no open market for this type of asset and no comparables.  Therefore, we have reduced the value of the asset by $30,000 to a net value of $ 53,696 based on projections of future cash flows.

Investing and Financing Activities:

We had no investing activities for the year 2013.  For the year 2012, cash consumed by investing activities was $ 100,000.  We entered into 2 agreements with Omega.  The first agreement was entered into in October 2011 for the licensing rights in Jamaica and the second agreement was for licensing rights in the Additional Territories.  The license fee was $ 50,000 for each agreement.

For the year 2013, our cash flows from financing activities were $ 14,017 consisting of shareholder loans which are without interest or terms of repayment.  These funds were used to fund working capital needs, primarily for payment of legal, audit and filing fees.

For the year 2012, our cash flows from financing activities were $ 74,885, consisting of shareholder loans which are without interest or terms of repayment and a $ 50,000 convertible shareholder loan.  Please refer to “Sources of Capital” above.

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

Material Commitments

The only material commitment of the Company for capital expenditures is to purchase the APS200 by December 31, 2014 (see above).

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future debt or equity financing.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm, F-1

Balance Sheets, F2

Statements of Operations, F3

Statements of Changes in Stockholders’ Equity, F4

Statements of Cash Flows, F5

Notes to Financial Statements, F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Axim International Inc.

We have audited the accompanying balance sheets of Axim International Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2013 and 2012 and for the period from November 18, 2010 (date of inception) to December 31, 2013.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axim International Inc. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013 and 2012 and for the period from November 18, 2010 (date of inception) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9, the Company has a history of continuing losses.  There is concentration in the product offered and the geographic area of operation.  Full development will require substantial capital.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 9.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Jeffrey & Company, Certified Public Accountants

February 26, 2014

Wayne, New Jersey

-F1-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$ 127	$ 19,128
License fee receivable	11,000	20,000
Less: Allowance for doubtful accounts	(8,000)	-
Total current assets	3,127	39,128

Other Asset
Intangible asset – Licenses, net	53,696	93,696

Total Assets	$ 56,823	$ 132,824

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$ 52,988	$ 32,570
Due to shareholder	45,002	30,985
Convertible shareholder loan	50,000	50,000
Royalty fees payable	2,750	2,300
Deferred revenue	-	21,667

Total current liabilities	150,740	137,522

Commitments	-	-

Shareholders’ Deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	100
Common stock, $.0001 par value, 195,000,000 shares authorized; 33,000,000 shares issued and outstanding	3,300	3,300
Capital in excess of par value	11,700	11,700
Deficit accumulated during the development stage	(109,017)	(19,798)
Total shareholders’ deficit	(93,917)	(4,698)

Total Liabilities and Shareholders’ Deficit	$ 56,823	$ 132,824

These accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

	2013	2012	For the Period November 18, 2010 (Date of Inception) to December 31, 2013

Revenue	$ 21,667	$ 43,333	$ 75,000

Expenses	110,886	58,237	184,017

Net loss	$ (89,219)	$ (14,904)	$ (109,017)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of common
shares outstanding	33,000,000	33,000,000

These accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Preferred Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2011	33,000,000	$ 3,300	1,000,000	$ 100	$ 11,700	$ (4,894)	$ 10,206

Net loss for period	-	-	-	-	-	(14,904)	(14,904)

Balance December 31, 2012	33,000,000	3,300	1,000,000	100	11,700	(19,798)	(4,698)

Net loss for period	-	-	-	-	-	$ (89,219)	$ (89,219)

Balance December 31, 2013	33,000,000	$ 3,300	1,000,000	$ 100	$ 11,700	$ (109,017)	$ (93,917)

These accompanying notes are an integral part of these financial statements.

-F4-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	2013	2012	For the Period November 18, 2010 (Date of Inception) to December 31, 2013
CASH FLOWS FROM OPERATIONS:
Net loss	$ (89,219)	$ (14,904)	$ (109,017)
Adjustments required to reconcile net loss to net cash
provided (consumed) by operating activities:
Charges not requiring outlay of cash:
Amortization of intangible assets	10,000	5,472	16,304
Impairment of intangible assets	30,000	-	30,000
Increase in allowance for doubtful accounts	8,000	-	8,000
Shares issued for organization expense	-	-	2,100
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	9,000	45,000	(11,000)
Increases in accounts payable	20,418	27,070	52,988
Increases in royalty fee payable	450	1,800	2,750
Increase (decrease) in deferred revenue	(21,667)	(43,333)	-

Net Cash Provided (Consumed) by Operating Activities	(33,018)	21,105	(7,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of licenses	-	(100,000)	(100,000)

Net Cash Consumed by Investing Activities	-	(100,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued	-	-	13,000
Proceeds from shareholder loans	14,017	24,885	45,002
Proceeds from convertible shareholder loan	-	50,000	50,000

Net Cash Provided by Financing Activities	14,017	74,885	108,002

Net changes in cash	(19,001)	(4,010)	127

Cash balances, beginning of period	19,128	23,138	-

Cash balances, end of period	$ 127	$ 19,128	$ 127

These accompanying notes are an integral part of these financial statements.

-F5-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 1 - Nature of Operations

Axim International Inc. (a development stage company) was incorporated in Nevada on November 18, 2010, with an objective to acquire, or merge with, an operating business.

On October 2, 2011, the Company acquired exclusive marketing rights in the territory of East Jamaica to technology for converting organic waste to marketable by-products.  The technology is named Advance Pyrolysis System 200 ("APS200").  The cost of this technology grant is $50,000 which was paid in cash in April 2012, and royalty fees of 3% of any revenue generated from the technology.  This technology grant is for a period of twenty years but could be terminated prematurely by the licensor if conditions specified in the agreement are violated.  One of those conditions was that the Company purchase an APS200 system before June 30, 2013.  Cost of that acquisition was to be $500,000.  The Company extended the June 30 deadline until December 31, 2013 for a cash payment of $ 10,000.  On December 29, 2013, the Company executed a further extension of the December 31, 2013 deadline until December 31, 2014 in consideration for an increase in the acquisition cost of the APS200 price of $ 20,000.

Simultaneous with the acquisition of the technology rights, the Company entered into a joint venture agreement (JVA) with Alpha International Marketing Corp (Alpha) for the purpose of establishing and operating the APS200 System.  Under the terms of the JVA, each party was to contribute $250,000 toward the cost of the acquisition of the APS200 system by June 30, 2013.  An initial licensing fee of $75,000 was paid to the Company by Alpha; the fee was paid in 15 monthly installments of $5,000 between November 2011 and January 1, 2013.  In addition, Alpha is obligated to pay the Company a royalty of 5% of any gross income earned from the APS200 System of which 2% will be retained by the Company and 3% shall be remitted to Omega.  Profits from the joint venture are to be divided equally between the parties.

On March 25, 2013, the Company entered into an addendum to its joint venture agreement with Alpha.   Alpha had defaulted on their license fee payments and the Company granted Alpha until June 30, 2013 to settle all amounts owed pursuant to the joint venture agreement.  The joint venture agreement previously specified that in the event that the Company does not raise the $250,000 for the purchase of the APS200 by June 30, 2013, the Company would be liable to return license fees received from Alpha.  Alpha has waived the Company’s potential liability to return any license fees.  This extension was further extended without contract to December 31, 2013.

On December 30, 2013, the Company executed an agreement extending the acquisition of the APS200 system from January 1, 2014 until December 31, 2014 for consideration of $ 10,000 payable in installments commencing in 2014, in addition, the agreement requires an increase in the acquisition price to $ 520,000 whereby Alpha’s portion of the purchase price would be $ 260,000.

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

-F6-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 1 - Nature of Operations, continued

Effective July 20, 2012, the Company entered into a Convertible Loan Agreement with 4 lenders.  The Agreement provides for a principle sum of $ 280,000 with interest of 10% per annum and is due 36 months after the dates of issuance.  As of December 31, 2013, the Company had not received any of these funds and the lenders are under no obligation to lend the money.  The Company intends to borrow the money as needed to fund the acquisition of the APS200 system.  When and if issued, the principal sums of these loans will be convertible into common stock at the options of the lenders within 24 months of issuance dates.  The loans will be convertible at $0.05 per share.  The Agreement was entered into with non-U.S. persons.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods.  Actual results could differ from these estimates.

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

-F7-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 2 - Significant Accounting Policies, continued

Concentrations

The Company has an exclusive marketing arrangement to license and operate a waste disposal system in the sales territory of East Jamaica W.I.  It is committed under that license agreement to purchase and install one of these systems by December 31, 2014.  The Company has entered into a joint venture agreement with a third party to develop and operate the system.

As described in Note 1 the Company has entered into a similar exclusive marketing arrangement for a second territory.  Under this arrangement the Company is committed to purchase and install a second system before December 31, 2014.  The territory consists of West Jamaica and various Caribbean countries as listed in Note 1.  Based on these facts the Company has concentrations in product and geographic area.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25").  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

-F8-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 3 - Financial Consulting Agreement

On November 1, 2011, the Company entered into an agreement with Browngate Corporate Services, Inc., under which Browngate would provide the Company with office space, clerical, professional, and other services that would support the needs of a public reporting company.  Fees for this service were $3,000 per month.  The monthly services were terminated in May 2013 and substituted with services rendered on a per hour or use basis.

Note 4 – Related Party Transaction

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its resident agent at no charge. Management estimates the value of such space and equipment to be immaterial.

Dudley Delapenha is the father of Rosemary Samuels, Axim's president and majority shareholder.  He also served as an officer of Alpha International, Axim's sole licensee, during 2011.

The president of Omega is also the president of Magnum, a company that provides administrative services to the Company without compensation.  Omega is the supplier of the APS 200.

On December 20, 2010, the Company issued an aggregate of 20,000,000 shares of Common Stock and 1,000,000 share of Preferred Stock to Rosemary Samuels, the Company president, for an aggregate purchase price of $2,100, pursuant to the terms and conditions set forth in a common stock purchase agreement (the “Common Stock Purchase Agreement”).

During year ended December 31, 2013, the Company president advanced a total of $ 45,002 to fund working capital needs. That advance bears no interest and is due on demand.

The Company will use proceeds of the loans, if available, to fund working capital ($20,000) and the purchase of the APS200 system ($260,000). The Company expects to receive the loan proceeds prior to December 31, 2014 to meet the requirements of its agreements with Omega Research Corporation and Alpha International Marketing Corp.

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

Note 5- Capital Stock

On September 30, 2011, the Company issued 13,000,000 shares of Common Stock to 19 shareholders in return for $0.001 per share.  The Company received a total of $ 13,000 in proceeds. Each of the 19 shareholders holds less than 5% of the outstanding shares.

Preferred shares have rights equal to those of common stock except in voting. Each preferred share has 100-1 votes.

-F9-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 6 - Income Taxes

The Company has experienced losses since inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The total of these NOL's at December 31, 2013 was $ 109,017.  The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under provisions of pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the underlying benefits will not be realized.  The Company has recorded a noncurrent deferred tax asset as presented below.  The deferred tax asset increased in 2013 by $13,383, the result of adding the potential benefit of the 2013 loss.

	2013	2012
Deferred Tax Asset	$16,353	$ 2,970
Valuation Allowance	(16,353)	(2,970)
Balance Recognized	-	-

Taxable losses for federal income tax purposes expire in the following years:

2031	$ 4,894
2032	14,904
2033	89,219

Note 7 - Revenue Recognition

The Company has treated earnings realized under the joint venture agreement with Alpha as sales, which is being recognized in equal monthly amounts over a period ending June, 2013.  During the year ended December 31, 2013, this has resulted in revenue recognition of $ 21,667.  The license sale is for a one year period ending October 28 of each year and is renewable annually for a nominal payment for twenty years.

Note 8 - Supplemental Cash Flows Information

There was no cash paid during either the year 2013 or 2012 for interest or income taxes.

Except for the transactions described in the following sentences, there were no non cash financing or investing transactions during either the year 2013 or 2012.

Note 9 - Going Concern

As noted, the Company has concentrations in Geographic area and product currently available.  Additionally the Company has no projected future license fees and is committed to purchase and install an APS200 system before December 31, 2014.  The culmination of that effort is dependent on the Company's ability to raise capital either by borrowing under convertible notes (Note 4) or by a combination of borrowing and the acquisition of funds by its joint venture partner and licensee.  Any failure of these conditions could cause the Company to cease operations during the next year.

-F10-

AXIM INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Note 10 – Amortization and Impairment

The cost of the licenses that provide the right to market, develop, and sub-license a waste disposal system for twenty years are being amortized over a life of ten years due to the probability of obsolescence of the product technology and possible impairment of value.  The licenses are being amortized as follows:

Contract	Contract Date	Cost	Current Amortization	Accumulated Amortization

Contract 1	10/03/11	50,000	5,000	10,832

Contract 2	11/26/12	50,000	5,000	5,472

	Total	100,000	$ 10,000	$ 16,304

The Company has determined that it is more likely than not that the value of the licenses has diminished.  There is no open market for this type of asset and no comparable assets have recently traded.  Therefore, we have reduced the value of the asset by $30,000 to a net value of $ 53,696 based on probable future cash flows.  This is a level three valuation based on management estimates (ASC 820-10).  The impairment amount is categorized as an expense as noted.

Note 11 - Expenses

Expenses consist of the following:

	2013	2012

Impairment on intangible assets	$ 30,000	$ -
Legal and audit fees	23,826	23,971
Application for electronic depository securities account	15,000	-
Extension fees	10,000	-
Amortization	10,000	5,472
Edgar and XBRL expense	8,746	10,008
Provision for doubtful accounts	8,000	-
Office expense	3,636	9,696
Rent	900	2,400
Miscellaneous fees	778	4,720
Miscellaneous expense	-	1,970
Total	$ 110,886	$58,237

-F11-

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 9A.             CONTROLS AND PROCEDURES

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

As of December 31, 2013, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of  the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the 1992 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)
Rosemary Samuels	54	President, CEO, CAO, CFO, Director, Treasurer, Secretary	1 year (November 23, 2013 – November 22, 2014)	1 year

(1)       Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Rosemary Samuels

Ms. Samuels was appointed our sole officer and director effective November 23, 2010 and will be responsible for all areas of operations.

Ms. Samuels was the corporate secretary for Quadra Energy Systems Inc., (“Energy Systems”), a wholly owned subsidiary of Quadra Projects Inc., a publicly traded corporation from September 2009 through August 2011.  As corporate secretary, she was responsible for overseeing all areas relating to corporate governance.

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

Investor Relations

As of December 31, 2013, we have not engaged investor relations professionals.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an  "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended December 31, 2013, our officers and directors have complied with Section 16(a).

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

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2010; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosemary Samuels President	2012 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2013.

Option Exercises

During our Fiscal year ended December 31, 2013 there were no options exercised by our named officers.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2013 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% Class (1)
Officers and Directors:
Common Stock	Rosemary Samuels, President	20,000,000	61%
		-	-
Officers and Directors as a Group		20,000,000	61%
Common Stock	-	-	-

5% Shareholders as a Group		20,000,000	61%
5% Shareholders and Officers and Directors as a Group		20,000,000	61%

Preferred Stock	Rosemary Samuels, President	1,000,000	100%

5% Shareholders and Officers and Directors as a Group		1,000,000	100%

(1)       Based on 33,000,000 shares outstanding as of December 31, 2013.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Effective July 20, 2012, we entered into a Convertible Loan Agreement with 4 lenders.  The Agreement provides a principle sum of $ 280,000 with interest of 10% per annum and is due and payable in 36 months.  The outstanding loan is convertible into common stock at the option of the lender within 24 months.  The loan is convertible at $ 0.05.  The Company can request the loan with 30 days’ notice.  There is no obligation on the parts of the lenders to make the loan.  The Agreement was entered into with non-U.S. persons.

We will use proceeds of the loan, if made, to fund working capital ($20,000) and the purchase of the APS200 system ($260,000). The Company intends to request the loan to purchase the APS200 system prior to December 31, 2014 pursuant to its agreements with Omega Research Corporation and Alpha International Marketing Corp.

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

We do not have standing audit, compensation or nominating committees, but our entire board of directors acts in such capacities.  We believe that the board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2013	2012
Audit fees	$ 4,960	$ 4,000
Audit related fees	-	-
Tax fees	950	-
All other fees	6,693	5,690

Total	$ 12,603	$ 9,690

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
101

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

* Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on May 6, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIM INTERNATIONAL INC.

Date:      February 27, 2014

                /s/ Rosemary Samuels

By:

Rosemary Samuels

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Rosemary Samuels	President, CEO, CFO, Treasurer and Director	February 27, 2014
Rosemary Samuels