Form 10-Q
period 2014-03-31
AXIM INTERNATIONAL INC.
filed 2014-05-20
CIK 1514946

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

Axim International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18 E 50th St 5th Floor, New York, NY 10022
(Address of principal executive offices)

(212) 751-0001
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
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of April 30, 2014.

AXIM INTERNATIONAL, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

.

AXIM INTERNATIONAL, INC.

FINANCIAL STATEMENTS

MARCH 31, 2014

AXIM INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$ -	127
License fee receivable	-	11,000
Less: Allowance for doubtful accounts	-	(8,000)
Total Current Assets	-	3,127

Other Asset
Intangible asset – License, net	52,103	53,696

TOTAL ASSETS	$ 52,103	$ 56,823

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ -	$ 52,988
Due to shareholder	-	45,002
Convertible shareholder loan	50,000	50,000
Royalty fees payable	-	2,750
Deferred revenue	7,500	-

Total current liabilities	57,500	150,740

Commitments

SHAREHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized; 33,000,000 issued and outstanding	3,300	3,300
Capital in excess of par value	107,841	11,700
Deficit accumulated during the development stage	(116,638)	(109,017)

Total shareholders' deficit	(5,397)	(93,917)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 52,103	$ 56,823

The accompanying notes are an integral part of these financial statements.

-F1-

AXIM INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Month Periods Ended March 31,		For the Period November 18, 2010 (Date of Inception) to March 31,
	2014	2013	2014

Revenues	$ 2,500	$ 10,833	$ 77,500

General and administrative expenses	10,121	16,650	194,138

Net income (loss)	$ (7,621)	$ (5,817)	$ (116,638)

Loss per common share – basic and diluted	$ -	$ -	$ -

Weighted average number of common shares outstanding	33,000,000	33,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

AXIM INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013	For the Period November 18, 2010 (Date of Inception) to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (7,621)	$ (5,817)	$ (116,638)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Increase in allowance for doubtful accounts	1,000	-	9,000
Amortization of intangible asset	1,593	2,500	17,897
Impairment of intangible assets	-	-	30,000
Share issuance for organization expense	-	-	2,100
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	(4,000)	-	(15,000)
Increase in accounts payable and accrued expenses	1,401	9,000	54,389
Increase in royalty fees payable	-	450	2,750
Increase (decrease) in deferred revenue	7,500	(10,833)	7,500

Net cash provided (consumed) by operating activities	(127)	(4,700)	(8,002)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of license	-	-	(100,000)

Net cash consumed by investing activities	-	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common shares	-	-	13,000
Proceeds from shareholder loan	-	-	45,002
Proceeds from convertible shareholder loan	-	-	50,000

Net cash provided by financing activities	-	-	108,002

Net change in cash	(127)	(4,700)	-

Cash, at beginning of period	127	19,128	-
Cash, at end of period	$ -	$ 14,428	$ -

The accompanying notes are an integral part of these financial statements.

-F3-

AXIM INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE 1:  BASIS OF PRESENTATION:

The unaudited interim financial statements of Axim International, Inc. as of March 31, 2014, and for the three month periods ended March 31, 2014 and 2013, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Certain information and disclosures normally included in the notes to financial statements have been condensed or abbreviated as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial information of the fiscal year ended December 31, 2013.

NOTE 2:  SALE OF BUSINESS

Two new Owners purchased most of the Company common stock and all of the preferred stock on March 21, 2014.  As a part of that sale specified receivables, payables and accrued expenses were consolidated and transferred to a third party related to the purchasers.  Because the “Debt Settlement Agreement” was a part of the stock transfer agreement the net assigned debt was credited to paid in capital.  This was done with the consent of all creditors.

Settlement of debt at point of sale:
Accounts payable	(54,389)
Royalty payable	(2,750)
Shareholder loan	(45,002)
Allowance for doubtful accounts	(9,000)
License fee receivable	15,000
Paid in capital	96,141

The convertible loan in the amount of $50,000 was also transferred and remains outstanding.

NOTE 3:  RELATED PARTY TRANSACTIONS

From inception to March 31, 2014, the Company's president advanced a total of $ 45,002 to fund working capital needs. That amount was settled as a part of the “Debt Settlement Agreement.”

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its President, under which it borrowed $50,000.  This loan is due December 31, 2014 and does not bear interest.  The loan is convertible into common stock at $.10 per share at the option of the lender any time after February 28, 2013.  As of March 31, 2013, the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012 agreement with Omega Research Corporation. The Convertible Loan was transferred to a party related to the purchasers as noted above.

AXIM INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE 4.    GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $ 57,500, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5.  SUBSEQUENT EVENTS

On May 6, 2014, the Public Company Accounting Oversight Board entered an order against the Company’s primary auditor, Robert G. Jeffrey, CPA baring him from being an associated person of a registered public accounting firm.  Accordingly, effective May 14, 2014, the Company received notice from Jeffrey & Company that it had resigned as the Company’s primary auditor.  Effective May 16, 2014, the Company’s Board of Directors, approved Michael F. Albanese, 18 Lisa Court, Parsippany, New Jersey 07054, Telephone Number:  (973) 887-8124, as the Company’s primary auditor.

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

Description of Business

We were incorporated in the State of Nevada on November 18, 2010 (Inception) and maintain our principal executive office at 18 E 50th St 5th Floor, New York, NY 10022.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2011, and since its effectiveness, we have focused our efforts to identify a possible business combination.

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

Currently, with extensions, we are under an obligation to purchase an APS200 system from Omega for $500,000 before December 31, 2014 or our rights and obligations under the original agreement will expire.

Effective October 28, 2011, we entered into a joint venture agreement with Alpha International Marketing Corp (“Alpha”) to establish the APS200 system in Jamaica for converting used tires to biochar and fuel oil.  With extensions Alpha has until December 31, 2014 to advance funding in the amount of $260,000 or their rights and obligations under the agreement will expire.

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

With the exception of establishing joint venture operations with Alpha, during the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        contractual obligations to various consultants

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have no cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Change of Control and Changes to Our Business

On March 17, 2014, our former majority stockholder and former director the Company, entered into a stock purchase agreement with Sanammad Foundation and Medical Marijuana, Inc. our current majority stockholders.  Pursuant to the agreements, both Sanammad Foundation and Medical Marijuana, Inc. acquired 14,943,650 shares of common stock each representing approximately 91% of our voting common stock.  In addition, pursuant to the agreements, both Sanammad Foundation and Medical Marijuana, Inc. acquired 500,000 shares of preferred stock each.  Each share of preferred stock has 100 votes.

The signing of the stock purchase agreements and the transactions contemplated thereby resulted in a change of control of the Company.

Our current business plan is to begin focus on the treatment of pain and other medical disorders with the application of legal chewing gum based cannabis/cannabinoids medical products and to phase out our current operations.

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Liquidity and Capital Resources

With the exception of establishing joint venture operations with Alpha, our cash requirements for the next twelve months are $ 26,000.

Other consulting fees	12,000
Audit and accounting	10,000

Miscellaneous	4,000

Total	$ 26,000

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

Effective November 26, 2012, we entered into a Convertible Loan Agreement with our Company President (a Non US Person).  The loan provides a principle sum of up to $ 50,000 with no interest and is due and payable by December 31, 2014.  The outstanding loan is convertible into common stock at the option of the lender any time after February 28, 2013.  The loan is convertible at $ 0.10 per share.   This Convertible Loan Agreement was transferred commensurate with the sale of the Company to a third party related to the acquirer.

Results of Operations

For the three month periods ended March 31, 2014 and 2013, our revenues totaled $ 2,500 and $10,833 consisting solely of sub license and extension fees received and recoverable from Alpha.  License and license extension fees received are recognized ratably over the period covered.

Our expenses for the three periods March 31, 201 and 2013 are as follows:

	Three month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013

Legal& Other fees	$ 4,000	$ 3,474
Audit	1,940	4,000
Filing fees	1,357	3,202
Office	231	2,424
Amortization	1,593	2,500
Rent	0	600
Royalty fees	0	450
Allowance for bad debts	1,000	0
Total	$ 10,121	$ 16,650

For the three month period ended March 31, 2013, legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate.   This contract was cancelled in May of 2013.  During the current quarter expenses are charged as incurred.  Current costs have been lower than in the prior year.

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

Subsequent Events

On May 6, 2014, the Public Company Accounting Oversight Board entered an order against the Company’s primary auditor, Robert G. Jeffrey, CPA baring him from being an associated person of a registered public accounting firm.  Accordingly, effective May 14, 2014, the Company received notice from Jeffrey & Company that it had resigned as the Company’s primary auditor.  Effective May 16, 2014, the Company’s Board of Directors, approved Michael F. Albanese, 18 Lisa Court, Parsippany, New Jersey 07054, Telephone Number:  (973) 887-8124, as the Company’s primary auditor.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Ex. #	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on November 19, 2010.
*3.2	By-laws
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

AXIM INTERNATIONAL, INC.

Dated: May19, 2014	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer Principal Financial Officer