Form 10-Q
period 2014-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2014-08-19
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

AXIM Biotechnologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18 E 50th St 5th Floor, New York, NY 10022
(Address of principal executive offices)

(212) 751-0001
(Registrant’s telephone number, including area code)

AXIM International, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

                               Large accelerated filer                                                  Accelerated filer                    
                               Non-accelerated filer                                                     Smaller reporting company  X
                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AXIM BIOTECHNOLOGIES, INC.

Page

Balance Sheets for six months ended June 30, 2014 and for the year ended December 31, 2013:	F-2

Statements of Operations for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013:	F-3

Statement of Changes in Shareholders' Deficit for the six months ended June 30, 2014:	F-4

Statement of Cash Flows for the six months ended June 30, 2014 and 2013:	F-5

Notes to Financial Statements:	F-6

F-1

AXIM BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(unaudited)	(unaudited)

ASSETS

Current assets:
Cash	$4,838	$127
License fee receivable	-	11,000
Allowance for doubtful accounts	-	(8,000)
Total current assets	4,838	3,127

Other assets:
Intangible asset - net	-	53,696
Total other assets	-	53,696

TOTAL ASSETS	$4,838	$56,823

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$-	$52,988
Due to shareholder	5,000	45,002
Convertible shareholder loan	50,000	50,000
Royalty fee payable	-	2,750
Total current liabilities	55,000	150,740

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000
issued and outstanding	100	100
Common stock, $0.0001 par value, 195,000,000 shares authorized;
33,000,000 issued and outstanding	3,300	3,300
Capital in excess of par value	107,841	11,700
Accumulated (deficit) during development stage	(161,403)	(109,017)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(50,162)	(93,917)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

See accompanying notes to unaudited financial statements
-F2-

AXIM BIOTECHNOLOGIES, INC.
( A Development Stage Company)
Consolidated Statement of Operations

					For the period from
					November 18, 2010
	For the	For the	For the	For the	(Date of Inception)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Sales	$7,500	$10,834	$10,000	$21,667	$85,050
Total revenues	7,500	10,834	10,000	21,667	85,050

Operating Expenses:
General and administrative	52,265	40,627	62,386	57,278	246,453
Total operating expenses	52,265	40,627	62,386	57,278	246,453

Loss from operations	(44,765)	(33,128)	(62,386)	(35,611)	(246,453)

Other Income and Expense
Realized (loss) gain
Interest income
Interest expense
	0	0	0	0	0

NET LOSS	$(44,765)	$(22,294)	$(52,386)	$(35,611)	$(161,403)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	$33,000,000	$33,000,000	33,000,000	33,000,000	33,000,000
Weighted average common shares outstanding - Diluted	$33,000,000	$33,000,000	33,000,000	33,000,000	33,000,000

See accompanying notes to unaudited financial statements
-F3-

AXIM BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit

							Accumulated
							Deficit
							During	Total
	Common Stock		Additonal	Preferred Stock		Retained	Development	Stockholders'
	Shares	Amount	Paid In Capital	Shares	Amount	Deficit	Stage	Deficit

Issuance of 20,000,000 shares on December 20, 2010	20,000,000	2,000		1,000,000	100			2,100

Net loss for the period January 1, 2010
through December 31, 2010						(2,932)	(2,932)	(2,932)

Balance at December 31, 2010	20,000,000	$2,000	$-	$1,000,000	$100	$(2,932)	$(2,932)	(832)

Issuance of 13,000,000 shares on September 30, 2011	13,000,000	1,300	11,700					13,000

Net loss for the period January 1, 2011
through December 31, 2011	-	-	-	-	-	(1,962)	(1,962)	(1,962)

Balance at December 31, 2011	33,000,000	$3,300	$11,700	$1,000,000	$100	$(4,894)	$(4,894)	10,206

Net loss for the period January 1, 2012
through December 31, 2012	-	-	-	-	-	(14,904)	(14,904)	(14,904)

Balance at December 31, 2012	33,000,000	$3,300	$11,700	$1,000,000	$100	$(19,798)	$(19,798)	(4,698)

Net loss for the period January 1, 2013
through December 31, 2013	-	-	-	-	-	(89,219)	(89,219)	(89,219)

Balance at December 31, 2013	33,000,000	$3,300	$11,700	$1,000,000	$100	$(109,017)	$(109,017)	(93,917)

Net loss for the period January 1, 2014
through June 30, 2014	-	-	96,141	-	-	(52,386)	(52,386)	43,755

Balance at June 30, 2014	33,000,000	$3,300	$107,841	$1,000,000	$100	$(161,403)	$(161,403)	(50,162)

See accompanying notes to unaudited financial statements
-F4-

AXIM BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period from
			November 18, 2010
	For the	For the	(Date of Inception)
	Six Months Ended	Six Months Ended	Through
	June 30, 2014	June 30, 2013	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,386)	$(35,611)	$(161,403)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Bad Debts	1,000		8,000
Amortization of intangible assets	1,593	-	17,897
Impairment of intangible assets	52,103	-	82,103
Share issuance for organization expense	-	-	2,100
Decrease (increase) in license fee receivable and other assets, net	2,000	5,000	(8,000)
(Decrease) Increase in accounts payable and accrued expenses	(4,599)	11,628	48,389
Increase in royalty fee payable	-	-	2,750
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(289)	(18,983)	(8,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	-	(100,000)
NET CASH USED IN INVESTING ACTIVITIES	0	0	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock for Cash	-	-	13,000
Proceeds from Shareholder	5,000	-	50,002
Proceeds from convertible shareholder loan	-		50,000
	5,000	-	113,002

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	0	0	113,002

NET CHANGE IN CASH	4,711	(18,983)	4,838

CASH BALANCES
Beginning of period	127	19,128	-
End of period	$4,838	$145	$4,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
Settlement of Debt	$96,141	$-	$96,141-

See accompanying notes to unaudited financial statements
-F5-

AXIMM BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE 1:  BASIS OF PRESENTATION:

The unaudited interim financial statements of AXIM Biotechnologies, Inc. as of June 30, 2014, and for the three month and six periods ended June 30, 2014 and 2013, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

NOTE 2:  CHANGE OF CONTROL

Two new owners purchased most of the Company common stock and all of the preferred stock on March 21, 2014.  As a part of that sale specified receivables, payables and accrued expenses were consolidated and transferred to a third party.  Because the “Debt Settlement Agreement” was a part of the stock transfer agreement the net assigned debt was credited to paid in capital.  This was done with the consent of all creditors.

Settlement of debt at point of sale:
Accounts payable	(54,389)
Royalty payable	(2,750)
Shareholder loan	(45,002)
Allowance for doubtful accounts	(9,000)
License fee receivable	15,000
Paid in capital	96,141

The convertible loan in the amount of $50,000 was also transferred and remains outstanding.

NOTE 3:  RELATED PARTY TRANSACTIONS

From inception to June 30, 2014, the Company president advanced a total of $ 45,002 to fund working capital needs. That amount was settled as a part of the “Debt Settlement Agreement.”

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its President, under which it borrowed $50,000, and is due December 31, 2014, and does not bear interest.  The loan is convertible into common stock at $.10 per share at the option of the lender any time after February 28, 2013.  As of June 30, 2014 the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012, agreement with Omega Research Corporation. The Convertible Loan was transferred to a third party.

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.  This brings the total amount due to shareholder to $55,000 as of June 30, 2014, including convertible loan.

NOTE 4.    GOING CONCERN

The Company’s financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $ 161,403, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

-F6-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AXIM Biotechnologies, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

We were incorporated in the State of Nevada on November 18, 2010, as AXIM International, Inc. (Inception).  On July 24, 2014, we changed our name to AXIM Biotechnologies, Inc. to better reflect our business operations.  Our principal executive office is located at 18 East 50th Street, 5th Floor, New York, NY 10022.   In early 2014, we discontinued our organic waste marketable by-product business to focus on our anticipated new business to become an innovative biotechnology company working on the treatment of pain, spasticity, anxiety and other medical disorders with the application of cannabinoids based products as well as focusing on research, development and production of pharmaceutical, nutriceutical and cosmetic products as well as procurement of genetically and nano-controlled active ingredients.

Going forward, the Company’s board of directors intends to broaden the current operations of the Company to include pharmaceutical products, manufacturing facilities, genetically controlled botanical products, extraction and purification of biomaterials technologies.  These activities are anticipated to include the following:

-
Supporting a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, GB for a novel (patent pending) delivery form of cannabinoids for treatment of pain and spasticity in patients with multiple sclerosis.   The anticipated duration of the trials prior to FDA/ EMA registration is 24 months.

-	Conducting research trials of a novel delivery mechanism (patent pending) for treatment of patients with ADHD.
-	Development of novel pharmaceutical and nutriceutical formulations including smoking cessation, cannabinoid based preparation.
-
Contracting with Syncom BV, The Netherlands for provision of intellectual property for extraction, concentration and freeze-drying technology of active pharmaceutical ingredients based on cannabinoids.  The anticipated duration of the trials is 4 months.

-
A land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction facility as well as a factory for pharmaceutical and nutriceutical preparations.

-	Importation from Italy, Spain and other reputable producers of pharmaceutical grade hemp oil to Europe and North America.
-	Acquisition of a phytopharmaceutical company with extensive list of IP (intellectual property) from Spain.
-	Development of sustainable biofuel compositions derived from industrial hemp by-products.

During the next twelve months we anticipate incurring costs related to:

(i)  filing Exchange Act reports, and
(ii)  contractual obligations

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have limited cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. These loans may include terms that may be highly dilutive to existing shareholders

Sources of Capital:

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

Results of Operations

Comparison of the six months and three months ended June 30, 2014 to June 30, 2013

For the six month periods ended June 30, 2014 and 2013, our revenues totaled $10,000 and $21,667 consisting solely of sub license and extension fees received and recoverable from Alpha.  License and license extension fees received are recognized ratably over the period covered.

Our expenses for the six periods ending June 30, 2014 and 2013 are as follows:

	Six month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013

Legal& Other fees	2,597	$ 22,581
Audit	0	6,450
Filing fees	4,862	2,250
Office	231	7,761
Amortization	1,593	5,000
Rent	0	900
Royalty fees	0	450
Allowance for bad debts	1,000	7,500
Impairment	52,103	0
Total	$ 62,386	$ 57,278

For the three month period ended June 30, 2014, legal, office, filing fees, and rent expense relate to costs incurred as per our contract with Browngate.   This contract was cancelled in May of 2013.  During the current quarter expenses are charged as incurred.  Current costs have been lower than in the prior year.

For the three month periods ended June 30, 2014 and June 30, 2013 our revenues totaled $7,500 and $10,834 consisting solely of sub license and extension fees received and recoverable from Alpha.  License and license extension fees are recognized over the period covered.  Expenses for the three periods ending June 30, 2014 and 2013 are$52,265 and $40,627.  Impairment of Intangible Assets accounted for $52,103 of the total expenses for the three month period ended June 30, 2014.  The three month period ended June 30, 2013 consisted of general and administrative expenses.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any legal proceedings subject to this Item Number.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Ex. #	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on November 19, 2010.
*3.2	By-laws
3.3	Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.
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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 14, 2014	By:	/s/ [Missing Graphic Reference]
Dr. George Anastassov
President and Director Principal Executive Officer Principal Financial Officer