Form 10-Q
period 2014-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2014-11-14
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,000,000 shares of common stock, par value $0.0001 per share, outstanding as of October 30, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

Page

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited)	F-2

Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 (unaudited):	F-3

Condensed Consolidated Statement of Changes in Shareholders' Deficit for the nine months ended September 30, 2014 (unaudited):	F-4

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited):	F-5

Notes to Condensed Consolidated Financial Statements (unaudited):	F-6

F-1

AXIM BIOTECHNOLOGIES, INC. (Formerly Axim International, Inc.) Condensed Consolidated Balance Sheet

September 30, 2014
(unaudited)

ASSETS

Current assets:
Cash	$949,810
Prepaid expenses	112,369
Total current assets	1,062,179

TOTAL ASSETS	$1,062,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$70,331
Due to shareholder	5,000
Convertible shareholder loan	50,000
Due to first insurance funding	95,757
Due to related party	30,000
Promissory note - related party	1,000,000
Total current liabilities	1,251,088

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
1,000,000 issued and outstanding	100
Common stock, $0.0001 par value, 300,000,000 shares authorized;
33,000,000 issued and outstanding	3,300
Additional paid in capital	107,841
Accumulated deficit	(300,150)

TOTAL STOCKHOLDERS' DEFICIT	(188,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,062,179

See accompanying notes to the unaudited condensed consolidated financial statements F-2

AXIM BIOTECHNOLOGIES, INC. (Formerly Axim International, Inc.) Condensed Consolidated Statement of Operations (Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues:
Sales	$-	$10,833	$10,000 0	$21,667
Total revenues	-	10,833	10,000	21,667

Expenses:
General and administrative	127,943	10,643	138,226	67,921
Impairment expenses	-	-	52,103	-
Total operating expenses	127,943	10,643	190,329	67,921

(Loss) income from operations	(127,943)	190	(180,329)	(46,254)

Other Income and Expense
Interest expense	10,804	-	10,804	-
	10,804	-	10,804	-

NET (LOSS) INCOME	$(138,747)	$190	$(191,133)	$(46,254)

Basic loss per common share	$(0.00)	$0.00	$(0.01)	$(0.00)
Diluted loss per common share	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding - Basic	33,000,000	33,000,000	33,000,000	33,000,000
Weighted average common shares outstanding - Diluted	33,000,000	33,000,000	33,000,000	33,000,000

See accompanying notes to the unaudited condensed consolidated financial statements F-3

AXIM BIOTECHNOLOGIES, INC. (Formerly Axim International, Inc.) Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

							Total
	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit

Balance at December 31, 2013	33,000,000	$3,300	1,000,000	$100	$11,700	$(109,017)	$(93,917)

Forgiveness of debt					96,141		96,141

Net loss for the period	-	-	-	-	-	(191,133)	(191,133)

Balance at September 30, 2014	33,000,000	$3,300	1,000,000	$100	$107,841	$(300,150)	$(188,909)

See accompanying notes to the unaudited condensed consolidated financial statements. F-4

AXIM BIOTECHNOLOGIES, INC. (Formerly Axim International, Inc.) Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,133)	$(46,254)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in allowance for doubtful accounts	(8,000)	7,500
Amortization of intangible assets	1,593	7,500
Impairment of intangible assets	52,103	-

Change in operating assets and liabilities:
Decrease in license fee receivable	11,000	9,000
Increase in accounts payable and accrued expenses	73,482	14,156
Increase in prepaid expenses	(82,369)	-
Increase in due to first insurance funding	95,757	-
(Decrease) Increase in royalty fee payable	(2,750)	450
Decrease in deferred revenue	-	(21,667)
NET CASH USED IN OPERATING ACTIVITIES	(50,317)	(29,315)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	11,422
Proceeds from promissory note - related party	1,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	11,422

NET CHANGE IN CASH	949,683	(17,893)

CASH BALANCES
Beginning of year	127	19,128
End of period	$949,810	$1,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Gain on settlement of debt transferred to additional paid in capital	$96,141	$-
Prepaid insurance paid by related party	$30,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements. F-5

AXIM BIOTECHNOLOGIES, INC.
(FORMERLY AXIM INTERNATIONAL, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1:  ORGANISATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc.  On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations.  The Company’s principal executive office is located at 18 East 50th Street, 5th Floor, New York, NY 10022.   On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc.  This subsidiary will be used to help facilitate the anticipated activities planned by the Company.

In early 2014, the Company discontinued its organic waste marketable by-product business to focus on its anticipated new business to become an innovative biotechnology company working on the treatment of pain, spasticity, anxiety and other medical disorders with the application of cannabinoids based products as well as focusing on research, development and production of pharmaceutical, nutriceutical and cosmetic products as well as procurement of genetically and nano-controlled active ingredients.

NOTE 2:  BASIS OF PRESENTATION:

The unaudited interim financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2014, and for the three and nine months periods ended September 30, 2014 and 2013, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the Nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.  The Company has adopted ASU 2014-10, and as a result, these financials will no longer incorporate the wording “Development Stage Company”. Also, the “Since inception till date” column is no longer used.

Certain information and disclosures normally included in the notes to financial statements have been condensed or abbreviated as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial information of the fiscal year ended December 31, 2013.

On June 9, 2014, the board of directors of the Company adopted a resolution approving a certificate of amendment to the Company’s Articles of Incorporation to: (i) change the name of the Company to “AXIM Biotechnologies, Inc.;” and (ii) increase in the number of authorized shares of common stock of the Company from one hundred ninety five million (195,000,000) shares of common stock, par value $0.0001 per share, to three hundred million (300,000,000) shares of common stock, par value $0.0001 per share.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

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

Recently issued accounting standards

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal period ending September 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

NOTE 4:  CHANGE OF CONTROL

Two new owners purchased most of the Company common stock and all of the preferred stock on March 21, 2014.  As a part of that sale specified receivables, payables and accrued expenses were consolidated and transferred to a third party.  Because the “Debt Settlement Agreement” was a part of the stock transfer agreement the net assigned debt was credited to additional paid in capital.  This was done with the consent of all creditors.

Settlement of debt at point of sale:	Amount
Accounts payable	$(54,389)
Royalty payable	(2,750)
Shareholder loan	(45,002)
Allowance for doubtful accounts	(9,000)
License fee receivable	15,000
Paid in capital	$96,141

The convertible loan in the amount of $50,000 was also transferred and remains outstanding.

NOTE 5:  PROMISSORY NOTE - RELATED PARTY

On August 8, 2014 the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (the owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually.

The following table summarizes promissory note payable as of September 30, 2014:

September 30, 2014
Promissory note payable, due on demand, interest at 7%	$1,000,000
Accrued interest	10,331
$1,010,331

The Company recognized interest expense of $10,331 and $0 for the three and nine months ended September 30, 2014, respectively; and $0 and $0 for the three and nine months ended September 30, 2013, respectively.

NOTE 6:  RELATED PARTY TRANSACTIONS

From inception to September 30, 2014, the Company president advanced a total of $45,002 to fund working capital needs. That amount was settled as a part of the “Debt Settlement Agreement.”

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its President, under which it borrowed $50,000, and is due December 31, 2014, and does not bear interest.  The loan is convertible into common stock at $0.10 per share at the option of the lender any time after February 28, 2013.  As of September 30, 2014 the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012, agreement with Omega Research Corporation. The Convertible Loan was transferred to a third party.

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.  This brings the total amount due to shareholder to $55,000 as of September 30, 2014, including convertible loan.

On August 8, 2014, the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (The owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. For the three and nine months ended September 30, 2014 the Company charges $10,331 as interest expenses to operation (refer note 5).

On June 25, 2014, the Company received a non interest bearing advance from CCB of $30,000 to pay the down payment on its D & O liability insurance.

NOTE 7:  GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $188,909, has an accumulated deficit of $300,150, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 8: AMORTIZATION AND IMPAIRMENT

The Company has determined that it is more likely than not that the value of the licenses has diminished. There is no open market for this type of asset and no comparable assets have recently traded. Therefore, the Company reduced the value of its intangible asset to nil. The Company during the three and nine months ended September 30, 2014, charged as impairment expenses of $0 and $52,103, respectively and for the three and nine months ended September 30, 2013 of $0 and $0, respectively, based on probable future cash flows.

The Company during the three and nine months ended September 30, 2014 charged amortization expenses of $0 and $1,593, respectively and for the three and nine months ended September 30, 2013 of $2,500 and $7,500, respectively.

NOTE 9:  DUE TO FIRST INSURANCE FUNDING

The Company financed the purchase of its D & O insurance with a note due to First Insurance Funding.  The principle amount financed was $120,000. Interest is due on the unpaid balance at a rate of 5.15 % per annum.  The total amount of interest due under the terms of the note is $3,116. The term of the note is nine months commencing August 25, 2014.  Payments are due for nine installments in the amount of $13,680, which includes principle and interest, commencing August 25, 2014.

NOTE 10:  COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement’s effective date is June 1, 2014. The initial term of the agreement is one year.  The agreement renews each year until terminated by the Company or Dr. Anastassov. Cash remuneration is $20,000 per month payable bi-monthly. Following 12 months of continuous employment the agreement calls for a 500,000 share restricted stock grant of the Company’s common shares, or at the sole option of the Company, its cash equivalent based on the ten day average closing price of the company’s common stock immediately preceding the grant date, as quoted on Yahoo Finance.com. Following 15 months of continuous employment and every three months thereafter the agreement calls for a 125,000 share restricted stock grant of the Company’s common shares, or at the sole option of the Company, its cash equivalent based on the ten day average closing price of the company’s common stock immediately preceding the grant date, as quoted on Yahoo Finance.com

NOTE 11:  SUBSEQUENT EVENT

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements.

-F6-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

We were incorporated in the State of Nevada on November 18, 2010, as AXIM International, Inc. (Inception).  On July 24, 2014, we changed our name to AXIM Biotechnologies, Inc. to better reflect our business operations.  On August 7, 2014, we incorporated a wholly owned Nevada subsidiary named Axim Holdings, Inc.  This subsidiary will be used to help facilitate the anticipated activities listed below.  Our principal executive office is located at 18 East 50th Street, 5th Floor, New York, NY 10022.

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

-	Conducting research trials of a novel delivery mechanism (patent pending) for treatment of patients with ADHD.
-	Development of novel pharmaceutical and nutriceutical formulations including smoking cessation, cannabinoid based preparation.
-	Development of our 95% pure, freeze-dried cannabinoids products.
-	Development of high-energy-output hemp coal “CannaCoal.”
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

Liquidity and Capital Resources

With the exception of establishing joint venture operations with Alpha, our cash requirements for the next twelve months are $ 362,000.

Other consulting fees	$252,000
Audit and accounting	10,000
Miscellaneous	100,000

Total	$362,000

We estimate that our audit and accounting costs to be $10,000 however this amount may vary.

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

Results of Operations

Comparison of the nine months and three months ended September 30, 2014 to September 30, 2013

For the Nine month periods ended September 30, 2014 and 2013, our revenues totaled $10,000 and $21,667, respectively; consisting solely of sub license and extension fees received and recoverable from Alpha.  License and license extension fees received are recognized ratably over the period covered.

For the three month periods ended September 30, 2014 and 2013, our revenues totaled $-0- and $10,833, respectively; consisting solely of sub license and extension fees received and recoverable from Alpha.  License and license extension fees received are recognized ratably over the period covered.

Our expenses for the nine month and three month periods ending September 30, 2014 and 2013 are as follows:

	Nine months Period Ended September 30, 2014	Nine Months Period Ended September 30, 2013	Three Months Period Ended September 30, 2014	Three Months Period Ended September 30, 2013

Legal & Other fees	$ 6,582	$ 31,333	$ 3,985	$ 5 797
Audit fees	-	8,450	-	2,000
Filing fees	8,087	7,823	3,225	62
Office expenses	309	3,636	78	-
Interest expense	10,804	-	10,804	-
Entertainment expenses	381	-	381	-
Other expenses	-	329	-	284
Insurance expense	40,274	-	40,274	-
Amortization expenses	1,593	7,500	-	2,500
Rent expenses	-	900	-	-
Royalty fees	-	450	-	-
Officer’s salary	80,000	-	80,000	-
Allowance for bad debts	1,000	7,500	-	-
Impairment expenses	52,103	-	-	-
Total	$ 201,133	$ 67,921	$ 138,747	$ 10,643

Operating expenses for the nine month periods ending September 30, 2014 and 2013 are $201,133 and $67,921, respectively. The increase in expenses was due to the increase in officer’s salary, insurance, impairment, and interest expense.

The expenses for both, the nine months period ended September 30, 2014 and the nine months period ended September 30, 2013 consisted of general and administrative expenses.

Operating expenses for the three month periods ending September 30, 2014 and 2013 are $138,747 and $10,643, respectively.   The increase in expenses was due to the increase in officer’s salary, insurance and interest expense.

The expenses for both, the three months period ended September 30, 2014 and the three months period ended September 30, 2013 consisted of general and administrative expenses.

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

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2013 appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent accounting pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal period ending September 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Ex. #	Description

3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.
3.2	By-laws
3.3	Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: November 5, 2014	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer Principal Financial Officer