Form 10-K
period 2014-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2015-04-14
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-54296

AXIM BIOTECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18 East 50th Street, 5th Floor New York, NY 10022 ______________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                (212) 751-0001
Securities registered pursuant to Section 12(b) of the Act:                                                                                       None
Securities registered pursuant to Section 12(g) of the Act:                                                                                       Common stock, $.0001 par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [ X ]
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []  No [X]

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes [X]  No []

Note – Checking in the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act form their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes [ ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $330,000,000 based upon the December 31, 2014 closing price as quoted on Yahoo/Finance.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 9, 2015, there were 33,018,000 shares of our common stock were issued and outstanding.

DOCUMENTS INCORPORATE BY REFERENCE:  None

PART I

Item 1. Business

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

In early 2014, we discontinued our organic waste marketable by-product business to focus on our anticipated new business to become an innovative biotechnology company working on the treatment of pain, spasticity, anxiety and other medical disorders with the application of cannabinoids based products as well as focusing on research, development and production of pharmaceutical, nutriceutical, oral health and cosmetic products as well as procurement of genetically and nano-controlled active ingredients.

Going forward, the Company’s board of directors intends to broaden the current operations of the Company to include pharmaceutical products, manufacturing facilities, genetically controlled botanical products, extraction and purification of biomaterials technologies.  These activities are anticipated to include the following:

-
Supporting a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, UK as well as academic centers in the USA for a novel, patented delivery form of cannabinoids for treatment of pain and spasticity in patients with multiple sclerosis.   The anticipated duration of the trials prior to FDA/ EMA registration is 24 months.

-	Conducting research trials of a novel delivery mechanism (patent pending) for treatment of patients with ADHD.
-	Development of novel (patent pending) pharmaceutical and nutriceutical cannabinoid-based preparation “CannQuit™” formulations for smoking cessation.
-
Conducting of clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease and Crohn’s disease using innovative, (patent pending) delivery mechanisms.

-	New (patent pending) cannabinoid extraction technologies in The Netherlands.
-	Development of our 95% pure, freeze-dried cannabinoids products (patent pending).
-	Development of high-energy-output hemp coal “CannaCoal™.” (patent pending).
-	Development of novel (patent pending) antibacterial preparations based on cannabinoids.
-	Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).
-	Development and commercialization of cosmetic care line “Renecann™” (patent pending).
-	Development of ophtalmological preparations based on cannabigerol “CannBleph™” (patent pending).
-
A land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction facility as well as a factory for pharmaceutical and nutriceutical preparations.

-	Importation from Italy, Spain, Denmark, the Netherlands and other reputable producers of pharmaceutical grade hemp oil to Europe and North America.
-	Development of sustainable biofuel compositions derived from industrial hemp by-products.
-	Acquisition of a private commercial company in our line of business to augment our earnings.

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

Manufacturing Capabilities

On November 15, 2014, the Company entered into Reservation Agreement with the City of Almere, The Netherlands, whereby the Company was granted an option to purchase 5,328 square meters of land in the City of Almere. The Company intends to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings.  This facility will be fully compliant with GMP, GLP, FDA, EMA and ISO regulations.  The purchase price for the land is € 985,680 Euros and the Company has until December 2015 to exercise the option free of charge.  Should the Company extend the option, it will incur a reservation fee of € 49,284 Euros.  Should the Company purchase the land within one year from payment of the reservation fee, the reservation fee will be applied to the against the purchase price of the property.

The Industry

Hemp – An Overview

Hemp is an industrial plant related to cannabis sativa. Fiber from the plant has long been used to make paper, clothing, rope and other products. Its oil is found in body-care products such as lotion, soap and cosmetics and in a host of foods, including energy bars, waffles, milk-free cheese, veggie burgers and bread.

Numerous uses exist, including hemp plant extracts that are used as a medicine, nutritional supplements and food sources. Beyond this, applications into textiles, building materials, bio-fuels, paper, bio-plastics, livestock feed/bedding as well as personal care products are readily available.  There are approximately 25,000 recorded uses for hemp to date.

Hemp is a cousin to cannabis as both are classified under the same botanical category of Cannabis sativa L. The major difference between the two is that recreational cannabis has significant amounts of tetrahydrocannabinol (THC) (5–20%), a psychotropic cannabinoid and very little amounts of CBD (cannabidiol) and CBG (cannabigerol), which have no psychotropic properties; whereas industrial hemp has virtually no THC (less than 0.3%). This 0.3% THC in industrial hemp is not enough to provide psychotropic effects, which renders industrial hemp useless for recreational use or abuse. Canada, China and the United Kingdom are examples of major industrialized countries that have grown industrial hemp responsibly deriving maximum economic benefits from its cultivation.

Hemp is a plant easy to cultivate, with predictable harvests and produces overall negative carbon print compared to other agricultural sources used for production of biodiesels among other uses.

Industrial hemp is reach in proteins and essential amino acids, which may render it as a preferred source of food and animal feed.

Importation of Hemp Finished Products

Despite classification of cannabis under Schedule I, hemp finished products, or certain parts of the plant Cannabis sativa, are exempted from the definition of marijuana and are considered legal to import since 1937. Under 21 U.S.C. § 802(16), the seeds (incapable of germination) and the mature stalks of the Cannabis sativa plant, together with products made from these parts, are exempted from the definition of cannabis. These products are commonly known as "hemp finished products", and can be a variety of products as outlined above. Importation of hemp finished products and processing into the United States continues legally, which fuels a hemp market inside the United States.  The United States is actually the largest importer of hemp-based products in the world.

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today only has a few outlets in mainstream commercial and retail stores. However, we believe that as awareness grows for the “green,” environmentally-friendly products derived from industrial hemp, the industry will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with components of industrial hemp.

To understand the market and consumers as well as distribution methods, we have studied all the uses of hemp and its legal structure in the U.S. and abroad. There are more than 25,000 known uses for hemp based products, most of which were used in the past and were replaced by cotton, petroleum\oil, concrete, corn and soybeans. We believe the market potentially represents trillions of dollars in worldwide product sales. We will focus on the products our management feels will have the greatest positive environmental impact, profitability and ease to market. These tend to be new, innovative products as well as the replacement of existing raw base materials for products that exist today, such as pharmaceuticals, nutriceuticals, plastics, fuel, textiles, and medical delivery devices.

Our focus is on the development of innovative nutriceutical and pharmaceutical products focusing on diseases and conditions for which currently there are no known efficient therapeutic ingredients or delivery systems for known active pharmaceutical ingredients.  The body of knowledge regarding therapeutic use of cannabinoid-based formulations is steadily increasing.  We plan to be an active player in this field of biosciences with our extensive R&D and pipeline of innovative products.

Our target customers are first and foremost end consumers via Internet sales, direct-to-consumer health and wellness stores, collectives, cooperatives, affiliate sales and master distributors. Secondarily, we are targeting manufactures of products that can readily replace their raw base materials with our materials, making the products more environmentally friendly and sustainable. Next, we will target retail stores with major distribution companies who have preexisting relationships with major retail chain stores. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

Competition

There are many developers of hemp-based consumer products, many of which are under-capitalized which we consider to be viable acquisition targets. We are currently in early-stage negotiations to purchase existing product lines, sources of industrial-hemp-derived-cannabinoids and other assets from certain competing companies. There are also large, well-funded companies that currently do not offer hemp-based products but may do so in the future.

Intellectual Property

Currently, our intellectually property includes fifteen (15) trademark applications (MedChew, AXIM, Cannanimals, CanQuit, CannaCoal, Clean Canna, Coal, Hemp Coal, CanChui CanShu, Green is the new gold, ORAXIMAX ReneCann, CannBleph, OphthoCann), some of which are allowed by the USPTO, and some of which have entered international stage; three (3) provisional patent applications (oral care, ophthalmic, sugar alcohol kneading method), one (1) licensed patent (chewing gum containing cannabinoids), and two (2) additional inventions for which provisional patent applications are being evaluated and prepared (cosmetic, heptane extraction).  We are in the process of developing and filing more patent applications.

Research and Development

We are continuing our research and development at the Free University of Amsterdam with our novel (patent pending) delivery system for treatment of patients with pain and spasticity as a sequence of Multiple Sclerosis.  This study will include also the University of Plymouth, UK and academic centers in the US.  The study is conducted in strict compliance with FDA/ EMA guidelines and is supervised by QPS as a CRO.  The product tested is a pharmaceutical, functional chewing gum containing equal parts of THC and CBD.  With our proprietary technology numerous problems related to cannabinoid’ water-insolubility due to its lipophilic nature, bypass of first-pass liver metabolism and direct delivery into the systemic circulation have~~s~~ been resolved.

Clinical studies will commence at the University of Wageningen, The Netherlands testing a new (patent pending) delivery systems with novel cannabinoids for treatment of patients with IBS, IBD and Crohn’s disease.  A new direct as well as controlled slow-release nano-technology delivery methods will be investigated based on our proprietary IP’.

New, patent pending cannabinoid extraction techniques as well as pure, water soluble, freeze-dried cannabinoids are being developed in cooperation with Syncom, BV, The Netherlands, which practically solves the issue with very poor absorption of currently available, oil based cannabinoids.

There are numerous other R&D projects being considered involving our proprietary intellectual property. These will be strategically planned depending on availability of funds to carry on.

Source and Availability of Raw Materials

The Company currently has arrangements with multiple reputable suppliers which are expected to meet the projected needs for materials for the upcoming year.

Government Regulation

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision in the recently passed Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new federal law, written by U.S. Rep. Jared Polis (D-CO) and U.S. Sen. Mitch McConnell (R-KY), allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

Employees

As of April 9, 2015, we have 4 full-time employees and 1 part-time employee.  We allow and utilize the services of independent contractors.  We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations.  Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Real Property

At present, we do not own any property.    We rent office and warehouse space at the following locations.

North American Address:

18 East 50th Street, 5 Floor
New York, NY 10022

European Address:

Boelewerf 32, Unit 3
2987 VD Ridderkerk, The Netherlands

Item 3.  Legal Proceedings

           Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 4.  Mine Safety Disclosure

    Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on over the counter market under trading symbol “AXIM.” There has been a very limited amount of trading of stock. The price of our stock and an active public market for our common stock may not develop or be sustained.  Trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.  Since September 2, 2014, the closing price of our common stock has been $10.00, with limited or no volume.

We plan to uplist to  Nasdaq or NYSE when the requirements for listing are met.

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the quarterly periods ending September 30, 2014 and December 31, 2014.  These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.  The information is derived from Yahoo/Finance.com.   No closing bid prices are reported prior to September 2, 2014.

	High	Low

Quarter ended 12/31/14	10.00	10.00
Quarter ended 9/30/14	10.00	10.00
Quarter ended 6/30/14	N/A	N/A
Quarter ended 3/31/14	N/A	N/A

Quarter ended 12/31/13	N/A	N/A
Quarter ended 9/30/13	N/A	N/A
Quarter ended 6/30/13	N/A	N/A
Quarter ended 3/31/13	N/A	N/A

As of December 31, 2014, there are approximately 27 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for operation of our business.  Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We have not adopted any equity compensation plans as of the date of this report.

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Notice

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Our cash requirements for the next twelve months are $1,260,000.

Other consulting fees	$900,000
Audit and accounting	60,000
Miscellaneous	300,000

Total	$1,260,000

We estimate that our audit and accounting costs to be $60,000 however this amount may vary.

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

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. These loans may include terms that may be highly dilutive to existing shareholders

Sources of Capital

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

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

For the year ended December 31, 2014 and 2013, our revenues totaled $0.00 and $0.00.  This is due to our start up business operations and our change in business operations in early 2014.

Our operating expenses for the years ending in 2014 and 2013, were $505,729 and $62,886 respectively.  The increase for the year ended 2014 was due to our change in business operations and increases in salary, insurance, consulting fees and legal fees.

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

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our audited consolidated financial statements.

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

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the financial statements.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 7.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current year ending December 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Foreign Currency Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.   Financial Statements and Supplementary Data

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, which is comprised of one person holding the offices of President, Chief Executive Officer, Chief Financial Officer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of December 31, 2014.  See, Inherent Limitations of Internal Controls for discussion of material weaknesses.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention and overriding of controls and procedures. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management intends to rectify these deficiencies by implementing proper controls and hiring additional personnel with appropriate qualifications to properly segregate duties.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers, key employees and directors are listed in the below table. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

NAME	AGE	POSITION

Dr. George E. Anastassov	51	Chairman, Chief Executive Officer. President, Chief Financial Officer, Secretary
Dr. Philip A. Van Damme	61	Director, Chief Scientific Officer
Lekhram Changoer	48	Director, Chief Technology Officer

The background of our executive officers, key employees and directors is as follows:

Dr. George E. Anastassov – Chairman of the Board, Chief Executive Officer. President, Chief Financial Officer, Secretary

Dr. George E. Anastassov is the Chief Executive Officer, Chief Financial Officer and the Secretary of AXIM Biotechnologies, Inc. as of May 2014. Prior to that Dr. Anastassov was one of the founders and the CEO of CanChew Biotechnologies, LLC in 2012. Dr. Anastassov is also one of the founders and a Board Member and a general partner of Sanammad Foundation and Sanammad Pharmaceuticals; both companies originated and located in The Netherlands since 2009 and 2014, respectively. He is one of the developers of the first-in-the-world cannabinoid-containing chewing gum-based delivery system.  Dr. Anastassov possesses Medical and Dental Doctorates as well as an Executive MBA. Dr. Anastassov has been recognized in “Who’s Who in Medicine” as well as “Who’s Who in Business Professionals” numerous times. He is the recipient of multiple national and international professional and humanitarian awards. Dr. Anastassov has been actively involved in Research and Development in Medicine and Biotechnologies since 1987.

Dr. Philip A. Van Damme, DMD MD PhD – Director, Chief Scientific Officer

Dr. Philip. A. Van Damme is Chief Scientific/Medical Officer of AXIM Biotechnologies Inc., as of May 2014. Prior to that, Dr. Van Damme was one of the founders and CSO of CanChew Biotechnologies LLC, in 2012. He is also one of the founders and President/Director of Sanammad Foundation and Sanammad Pharmaceuticals, both originated and located in The Netherlands since 2009 and 2014, respectively. He is one of the developers of the first-in-the-world cannabinoid-containing chewing gum-based delivery systems. Dr. Van Damme possesses Dental and Medical Doctorates as well as a PhD in Medical Sciences, and has been actively involved in Research and Development in Dentistry, Medicine and Biotechnologies since 1983.

Lekhram Changoer – Director, Chief Technology Officer

Lekhram Changoer is the Chief Technology Officer of AXIM Biotechnologies, Inc. as of May 2014. He holds a Bachelor’s Degree in Analytical/Organic Chemistry and a Master’s Degree in Organic Chemistry. He was one of the founders of CanChew Biotechnologies, LLC in 2012 and is board member and partner of Sanammad Foundation and Sanammad Pharmaceuticals BV; both companies originated and located in The Netherlands since 2009 and 2014, respectively. He is the originator of multiple patents including patent-pending technology on chewing gum compositions comprising cannabinoids, together with his Sanammad partners. He has over 20 years of experience in the area of Sales & Marketing, R&D, product development, and quality assurance of technical, consumer healthcare and pharmaceutical products – all servicing European and other international markets. During his career he has co-founded different intellectual property-based pharmaceutical and dental companies in different stages from clinical development to the global sales of registered products.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are completed by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings and regular, weekly teleconference meetings during the fiscal year ended December 31, 2014.  All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

Audit Committee

The board of directors has not established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K except its chief financial officer.  In general, an “audit committee financial expert” is an individual member of the audit committee who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Director Nominees

The Company does not have a nominating committee. The board of directors, sitting as a board, selects those individuals to stand for election as members of our board. Since the board of directors does not include a majority of independent directors, the decision of the board as to director nominees is made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual board of directors’ meeting at which the slate of board nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee’s qualifications to serve on the board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified the board reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management’s slate of director nominees submitted for shareholders for election to the board.

Among the factors that the board considers when evaluating proposed nominees are their experience in the information technology industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from the candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to:  AXIM Biotechnologies, Inc., 18 East 50th Street, 5th Floor, New York, NY 10022.  Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has not adopted a code of ethics at this time but intends to do so.

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2014.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Advisory Board

On October 15, 2014, our Board of Directors created an Advisory Board to advise the Board on certain matters and decisions.  The members of the Company’s Advisory Board will serve at the pleasure of the Board.  Also, on October 15, 2014, the Board appointed Professors Dr. Jonn Zajicek MD, PhD and Renger Witkamp, PhD to our Advisory Board.  On December 11, 2014, the Board appointed Dr. Arno Hazekamp, PhD,  Mr. Warren C. Hutchins and Dr. Murad A. Sunalp, MD, BM, BCh, MBA our Advisory Board.  On March 18, 2015, the Board appointed Professor Dr. Jacques F. Meis, MD, PhD to our Advisory Board.

Item 11.  Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

						Non-Equity	Nonqualified	All
Name and					Warrant /	Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Dr. George E. Anastassov	2014	120,000	0	0	0	0	0	0	$120,000
Chairman, Chief Executive Officer. President, Chief Financial Officer, Secretary	2013		0		0	0	0	0	0

Dr. Philip A. Van Damme	2014	0	0	0	0	0	0	0	0
Director, Chief Scientific Officer	2013	0	0	0	0	0	0	0	0

Lekhram Changoer	2014	0	0	0	0	0	0	0	0
Director, Chief Technology Officer	2013	0	0	0	0	0	0	0	0

Employment Agreements

On June 13, 2014, we entered into a 12 month employment agreement, at a compensation rate of $240,000 annually, with Dr. George E. Anastassov to serve as our Chairman, Chief Executive Officer. President, Chief Financial Officer and Secretary.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party.  Following 12 months of continuous employment, Dr. Anastassov will receive either; at the sole option of the Company, 500,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company’s common stock immediately preceding the grant date, as quoted on Yahoo Finance.com.  Following 15 months of continuous employment, and every three (3) months thereafter, Dr. Anastassov will receive either, at the sole option of the Company, 125,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company’s commons stock immediately preceding the grant date, as quoted on Yahoo Finance.com.

Compensation of Directors and Advisory Board Members

Our Directors are compensated at a rate of $1,000 every 90 days. Our Advisory Board Members are compensated at a rate of $500 every 90 days.  Both, our Directors and Advisory Board Members are reimbursed for reasonable out-of-pocket expenses related to attending board of directors meetings and for promoting our business.  In the future, we may compensate our Directors and Advisory Board Members with additional cash or other compensation.  From time to time we may request certain members of the board of directors to perform services on our behalf.  In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2014:

     (i) each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
    (ii) each of our officers and directors; and
    (iii) all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.  As at December 31, 2014, there were 33,000,000 shares of our common stock issued and outstanding.

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Dr. George E. Anastassov (1)	(5)	(5)

Common Stock	Dr. Philip A. Van Damme (1)	(5)	(5)

Common Stock	Lekhram Changoer (1)	(5)	(5)

Common Stock	Medical Marijuana, Inc.(2)	15,443,650(4)	47%

Common Stock	Sanammad Foundation(3)	15,443,650(4)	47%

Common Stock	All Directors and Officers as a Group	15,443,650(4)	47%

(1) The address is: 18 East 50th Street, 5th Floor, New York, NY 10022.

(2) The address is:  12975 Brookprinter Place, Suite 160, Poway, CA 92064.

(3) The address is: Bijleveldsingel 89, Nijmegen, 6521AP, Netherlands

(4) Includes 14,943,650 shares of our common stock and 500,000 shares of our undesignated shares of our preferred stock.

(5) Messrs. Anastassov, Van Damme and Changoer are each 1/3 owners and control persons of Sanammad Foundation.  Sanammad Foundation holds 14,943,650 shares of our common stock and 500,000 shares of our undesignated shares of our preferred stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this Report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Board of Directors Independence

None of the Company’s directors is “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization.  The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

Item 14. Principal Accountant Fees and Services.

Previous independent registered public accounting firm

On May 6, 2014, the Public Company Accounting Oversight Board entered an order against our former primary auditor, Robert G. Jeffrey, CPA barring him from being an associated person of a registered public accounting firm.  Accordingly, effective May 14, 2014, we received notice from Jeffrey & Company that it had resigned as our primary auditor.

Effective May 16, 2014, we approved Michael F. Albanese, as the Company’s primary auditor to review the Company's financial statements for the quarter ended March 31, 2014.   Michael F. Albanese was dismissed as our primary auditor on July 16, 2014.  Michael F. Albanese did not issue an audit report on the financial statements of the Company.

Appointment of Auditors

On July 16, 2014, we engaged RBSM, LLP as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014 and 2013.

Audit Fees

RBSM, LLP, billed us $23,500 in audit fees during the year ended December 31, 2014 and 2013.

Michael F. Albanese, billed us $3,000 in review fees during the year ended December 31, 2014.

Jeffrey & Company, Certified Public Accountants, billed us $12,603 in audit fees during the year ended December 31, 2013.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2014 and 2013.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2014 and 2013.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2014 and 2013, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm – RBSM, LLP

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Shareholders' Deficit for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	Form Type	Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/14

By-laws.	3.2	10-Q	11/14/14

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.3	10-Q	11/14/14

Employment Agreement effective June 13, 2014, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1			X

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

    AXIM BIOTECHNOLOGIES, INC.

    /s/ Dr. George E. Anastassov
    By: Dr. George E. Anastassov
    Its: Chief Financial Officer
    Its: Principal Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dr. George E. Anastassov Dr. George E. Anastassov	Chairman	April 14, 2015

/s/ Dr. Philip A. Van Damme Dr. Philip A. Van Damme	Director	April 14, 2015

/s/ Lekhram Changoer Lekhram Changoer	Director	April 14, 2015

AXIM BIOTECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Axim Biotechnologies, Inc.

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (formerly Axim International, Inc.) (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axim Biotechnologies, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the accompanying consolidated financial statements, the Company has suffered loss from operations and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY
April 14, 2015

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$661,128	$127
Prepaid expenses	72,329	-
Loan receivable	5,000	3,000
Total current assets	738,457	3,127

Other Assets:
Intangible asset - Licenses, net	-	53,696
Total other assets	-	53,696

TOTAL ASSETS	$738,457	$56,823

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$144,385	$52,988
Due to shareholder	5,000	45,002
Convertible shareholder loan	-	50,000
Convertible loan	50,000	-
Royalty fees payable	-	2,750
Due to first insurance funding	54,020	-
Due to related party	65,775	-
Promissory note - related party	1,000,000	-
Total current liabilities	1,319,180	150,740

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 300,000,000
and 195,000,000 shares authorized, respectively;
33,000,000 issued and outstanding	3,300	3,300
Additional paid in capital	107,841	11,700
Accumulated deficit	(691,964)	(109,017)

TOTAL STOCKHOLDERS' DEFICIT	(580,723)	(93,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$738,457	$56,823

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Consolidated Statement of Operations

	For the	For the
	Year ended	Year ended
	December 31, 2014	December 31, 2013
Expenses:
Total operating expenses	$505,729	$62,886

Loss from operations	(505,729)	(62,886)

Other Income and Expense:
Interest expense	32,522	-
	32,522	-

loss from Continuing operation before provision of income tax	(538,251)	(62,886)
Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATION	(538,251)	(62,886)
LOSS FROM DISCONTINUED OPERATION	(44,696)	(26,333)

NET LOSS	$(582,947)	$(89,219)

Loss per common share from continuing operation- basic and diluted	$(0.02)	$0.00
Loss per common share from discontinued operation- basic and diluted	$0.00	$0.00
Loss per common share - basic and diluted	$(0.02)	$0.00

Weighted average common shares outstanding - basic and diluted	33,000,000	33,000,000

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total
Balance at December 31, 2012
	33,000,000	$3,300	1,000,000	$100	$11,700	$(19,798)	$(4,698)
Net Loss-2013
	-	-	-	-	-	(89,219)	(89,219)
Balance at December 31, 2013
	33,000,000	3,300	1,000,000	100	11,700	(109,017)	(93,917)
Forgiveness of debt
	-	-	-	-	96,141	-	96,141
Net Loss-2014
	-	-	-	-	-	(582,947)	(582,947)
Balance at December 31, 2014
	33,000,000	$3,300	1,000,000	$100	$107,841	$(691,964)	$(580,723)

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(582,947)	$(89,219)
Loss from discontinued operation	44,696	26,333
Loss from continuing operation	(538,251)	(62,886)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses incurred by related party on behalf of Company	65,775	-

Change in operating assets and liabilities:
License fee receivable	(4,000)	9,000
Accounts payable and accrued expenses	145,786	20,418
Prepaid expenses	(72,329)	-
Change in due to first insurance funding	54,020	-
Royalty fee payable	-	450
Deferred revenue	-	(21,667)

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATION	(348,999)	(54,685)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATION	10,000	21,667
NET CASH USED IN OPERATING ACTIVITIES	(338,999)	(33,018)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATION	-	-
	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	14,017
Advance - Sanammad Foundation, Inc.	(5,000)	-
Loan proceeds from shareholder	5,000	-
Proceeds from promissory note - related party	1,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATION	1,000,000	14,017
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATION	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	14,017

NET CHANGE IN CASH	661,001	(19,001)
CASH BALANCES
Beginning of year	127	19,128
End of year	$661,128	$127
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Gain on settlement of debt transferred to additional paid in capital	$96,141	$-
Expenses paid by related party	$65,775	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1:  ORGANIZATION

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

NOTE 2:  BASIS OF PRESENTATION:

The audited consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2014 and 2013 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The Company has adopted ASU 2014-10, and as a result, these financials will no longer incorporate the wording “Development Stage Company”. Also, the “Since inception till date” column is no longer used.

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

Revenue Recognition

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment.

Revenue recognized during the year ended December 31, 2014 and 2013 related to sales of product of $10,000 and $21,667, respectively, which is included in loss from discontinued operations.

Principles of consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiary Axim Holdings, Inc. as of December 31, 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 Fair Value Measurements and Disclosures of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Income taxes

The Company follows Section 740-10, Income tax (“ASC 740-10”) Fair Value Measurements and Disclosures of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 Earnings Per Share (“ASC 260-10”) of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and the member potentially outstanding during each period. In periods when a net loss is experienced, only basic net loss per share is calculated because to do otherwise would be ant dilutive.

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

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the financial statements.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 7.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current year ending December 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

The convertible loan in the amount of $50,000 was not transferred and remains outstanding as of December 31, 2014.

NOTE 5:  PROMISSORY NOTE - RELATED PARTY

On August 8, 2014 the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (the owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually.

The following table summarizes promissory note payable as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Promissory note payable, due on demand, interest at 7%	$1,000,000	$-
Accrued interest	28,053	-
	$1,028,053	$-

The Company recognized interest expense of $28,053 and $0 for the years ended December 31, 2014 and 2013 respectively, included in Accounts payable and accrued liabilities.

NOTE 6:  RELATED PARTY TRANSACTIONS

From inception to December 31, 2014, the Company ex-president advanced a total of $45,002 to fund working capital needs. That amount was settled as a part of the “Debt Settlement Agreement.”

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its ex-President, under which it borrowed $50,000, in the form of a non-interest bearing note.  In January 2015, this note was extended until June 30, 2015 under the same terms.  The loan is convertible into common stock at $0.10 per share at the option of the lender any time after February 28, 2013.  As of December 31, 2014 the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012, agreement with Omega Research Corporation. During the year 2014, the Convertible Loan was transferred to a third party

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.  This brings the total amount due to shareholder to $55,000 as of December 31, 2014, including convertible loan.

On August 8, 2014, the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (The owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. For the year ended December 31, 2014 the Company charged $28,053 as interest expenses to operation (refer note 5).

On June 25, 2014, the Company received a non interest bearing advance from CCB of $30,000 to pay the down payment on its D & O liability insurance. In addition the Company during the year 2014 was advanced an additional $35,775 for operating expenses principally for the owner’s salary. This advance is non-interest bearing and is due on demand. The total outstanding due to related party as of December 31, 2014 and 2013 is $65,775 and $0, respectively.

NOTE 7:  GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company has negative working capital of $580,723, has an accumulated deficit of $691,964, has cash used in operating activities of continuing operations $348,999 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

NOTE 8: AMORTIZATION AND IMPAIRMENT

The Company has determined that it is more likely than not that the value of the licenses has diminished.  There is no open market for this type of asset and no comparable assets have recently traded. Therefore, the Company reduced the value of its intangible asset to nil. The Company during the years ended December 31, 2014 and 2013, charged as impairment expense of $52,103 and $30,000, respectively.

The Company during the years ended December 31, 2014 and 2013 charged amortization expense of $1,593 and $10,000, respectively, which is included in the loss from discontinued operations.

NOTE 9:  DUE TO FIRST INSURANCE FUNDING

The Company financed the purchase of its D & O insurance with a note due to First Insurance Funding.  The principal amount financed was $120,000. Interest is due on the unpaid balance at a rate of 6.189% per annum.  The total amount of interest due under the terms of the note is $3,116. The term of the note is nine months commencing August 25, 2014.  Payments are due for nine installments in the amount of $13,680, which includes principal and interest, commencing August 25, 2014.

NOTE 10:  COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement’s effective date is June 1, 2014. The initial term of the agreement is one year.  The agreement renews each year until terminated by the Company or Dr. Anastassov. Cash remuneration is $20,000 per month payable bi-monthly. Following 12 months of continuous employment the agreement calls for a 500,000 share restricted stock grant of the Company’s common shares, or at the sole option of the Company, its cash equivalent based on the ten day average closing price of the company’s common stock immediately preceding the grant date, as quoted on Yahoo Finance.com. Following 15 months of continuous employment and every three months thereafter the agreement calls for a 125,000 share restricted stock grant of the Company’s common shares, or at the sole option of the Company, its cash equivalent based on the ten day average closing price of the company’s common stock immediately preceding the grant date, as quoted on Yahoo Finance.com

On November 15, 2014 the Company and Municipality of Almere, the Netherlands entered into a “reservation agreement” whereas the Company is interested in the construction of a factory for the production of a new drug, on the plots of building and land located at Lagekant, the Netherlands. The reservation agreement is for a term of one year and expires on November 15, 2015. The Company must notify the Municipality of Almere whether or not it wishes to be considered for the purchase of the building and land on or before the end of the reservation agreement. If the municipality has not received notification on time before the end of the reservation period whether it wishes to purchase the building and land and also does not receive notification during the three (3) working days following said date, the right to reservation of the Company lapses. The municipality is then fully at liberty to offer the building land to any other prospective purchasers. The Company is entitled to terminate this agreement in writing without this giving rise to any payment obligation. The Company will incur a reservation fee after February 15, 2015 in the amount of 49,284 Euros. The purchase price  has been determined to be 985,680 euro’s exclusive of VAT and transfer taxes.