Form 10-Q
period 2015-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2015-05-13
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,018,000 shares of common stock, par value $0.0001 per share, outstanding as of May14, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

Page

Condensed Consolidated Balance Sheet as of March 31, 2015 (unaudited) and December 31, 2014	F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited):	F-3

Condensed Consolidated Statement of Changes in Shareholders' Deficit for the three months ended March 31, 2015 (unaudited).	F-4

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited).	F-5

Notes to Condensed Consolidated Financial Statements (unaudited).	F-6

F-1

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash	$195,254	$661,128
Prepaid expenses	35,343	72,329
Loan receivable	5,000	5,000
Total current assets	235,597	738,457

TOTAL ASSETS	$235,597	$738,457

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$181,893	$144,385
Due to shareholder	5,000	5,000
Convertible loan	50,000	50,000
Due to first insurance funding	13,609	54,020
Due to related party	36,764	65,775
Promissory note - related party	1,000,000	1,000,000
Total current liabilities	1,287,266	1,319,180

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 300,000,000 shares authorized
33,018,000 and 33,000,000 shares issued and outstanding, respectively;	3,302	3,300
Additional paid in capital	143,839	107,841
Accumulated deficit	(1,198,910)	(691,964)

TOTAL STOCKHOLDERS' DEFICIT	(1,051,669)	(580,723)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$235,597	$738,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-2

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(unaudited)

	For the	For the
	Three Months ended	Three Months ended
	March 31, 2015	March 31, 2014
Expenses:
Total operating expenses	$488,818	$7,528

Loss from operations	(488,818)	(7,528)

Other Income and Expense:
Interest expense	18,128	-
	18,128	-

Loss from Continuing operation before provision of income tax	(506,946)	(7,528)
Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATION	(506,946)	(7,528)
LOSS FROM DISCONTINUED OPERATION	-	(93)

NET LOSS	$(506,946)	$(7,621)

Loss per common share from continuing operation- basic and diluted	$(0.02)	$(0.00)
Loss per common share from discontinued operation- basic and diluted	$0.00	$(0.00)
Loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	33,018,000	33,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-3

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total
Balance at December 31, 2014	33,000,000	$3,300	1,000,000	$100	$107,841	$(691,964)	$(580,723)

Common Stock Issued	18,000	2			35,998	-	36,000

Net Loss-March 31, 2015	-	-	-	-	-	(506,946)	(506,946)

Balance at March 31, 2015	33,018,000	$3,302	1,000,000	$100	$143,839	$(1,198,910)	$(1,051,669)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-4

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	Three months ended	Three months ended
	March 31,	March 31,
	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(506,946)	$(7,621)
Loss from discontinued operation	-	(93)
Loss from continuing operation	(506,946)	(7,528)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based Compensation	36,000	-

Change in operating assets and liabilities:
Accounts payable and accrued expenses	37,507	1,401
Prepaid expenses	36,986	-
Change in due to first insurance funding	(40,410)	-
Change in due to related party	(29,011)	-

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATION	(465,874)	(6,127)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATION	-	6,000
NET CASH USED IN OPERATING ACTIVITIES	(465,874)	(127)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATION	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATION	(465,874)	(127)
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATION	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(465,874)	(127)

NET CHANGE IN CASH	(465,874)	(127)
CASH BALANCES
Beginning of period	661,128	127
End of period	$195,254	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Gain on settlement of debt transferred to additional paid in capital	$-	$96,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-5

AXIM BIOTECHNOLOGIES, INC.
(FORMERLY AXIM INTERNATIONAL, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(unaudited)

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

NOTE 2:  BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2015, and for the three months period ended March 31, 2015 and 2014 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of March 31, 2015 (unaudited) and December 31, 2014, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2015.

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

Revenue recognized during the three months ended March 31, 2015 and 2014 related to sales of product of $0 and $2,500, respectively, which is included in loss from discontinued operations.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiary Axim Holdings, Inc. as of March 31, 2015. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the year ending December 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

The following table summarizes promissory note payable as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Promissory note payable, due on demand, interest at 7%	$1,000,000	$1,000,000
Accrued interest	45,553	28,053
	$1,045,553	$1,028,053

The Company recognized interest expense of $17,500 and $0 for the three months ended March 31, 2015 and 2014 respectively, included in Accounts payable and accrued liabilities.

NOTE 5: COMMON STOCK

On January 15, 2015, the Company issued 18,000 shares of common stock as compensation for services performed for the Company by certain directors of the Company. The fair value of the underlying stock on the date of issuance was at $2.00 per share.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. For the three months ended March 31, 2015, the Company recorded $36,000 of compensation expense in the accompanying unaudited condensed consolidated statement of operations.

NOTE 6:  RELATED PARTY TRANSACTIONS

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its ex-President, under which it borrowed $50,000, in the form of a non-interest bearing note.  In January 2015, this note was extended until June 30, 2015 under the same terms.  The loan is convertible into common stock at $0.10 per share at the option of the lender any time after February 28, 2013.  As of March 31, 2015 the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012, agreement with Omega Research Corporation. During the year 2014, the Convertible Loan was transferred to a third party

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.  This brings the total amount due to shareholder to $55,000 as of March 31, 2015, including convertible loan.

On August 8, 2014, the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (The owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. For the three months ended March 31, 2015 the Company charged $17,500 as interest expenses to operation (refer note 4).

On June 25, 2014, the Company received a non interest bearing advance from CCB of $30,000 to pay the down payment on its D & O liability insurance. In addition the Company during the year 2014 was advanced an additional $35,775 for operating expenses principally for the owner’s salary. This advance is non-interest bearing and is due on demand. The total outstanding due to related party as of March 31, 2015 and December 31, 2014 is $36,764 and $65,775, respectively.

NOTE 7:  GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $1,051,669, has an accumulated deficit of $1,198,910, has cash used in operating activities of continuing operations $465,874 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 8:  DUE TO FIRST INSURANCE FUNDING

The Company financed the purchase of its D & O insurance with a note due to First Insurance Funding.  The principal amount financed was $120,000. Interest is due on the unpaid balance at a rate of 6.189% per annum.  The total amount of interest due under the terms of the note is $3,116. The term of the note is nine months commencing August 25, 2014.  Payments are due for nine installments in the amount of $13,680, which includes principal and interest, commencing August 25, 2014. The total outstanding due to First Insurance Funding as of March 31, 2015 and December 31, 2014 is $13,609 and $54,020, respectively.

NOTE 9:  COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement’s effective date is June 1, 2014. The initial term of the agreement is one year.  The agreement renews each year until terminated by the Company or Dr. Anastassov. Cash remuneration is $20,000 per month payable bi-monthly. Following 12 months of continuous employment the agreement calls for a 500,000 share restricted stock grant of the Company’s common shares, or at the sole option of the Company, its cash equivalent based on the ten day average closing price of the company’s common stock immediately preceding the grant date, as quoted on Yahoo Finance.com. Following 15 months of continuous employment and every three months thereafter the agreement calls for a 125,000 share restricted stock grant of the Company’s common shares, or at the sole option of the Company, its cash equivalent based on the ten day average closing price of the company’s common stock immediately preceding the grant date, as quoted on Yahoo Finance.com

On November 15, 2014 the Company and Municipality of Almere, the Netherlands entered into a “reservation agreement” whereas the Company is interested in the construction of a factory for the production of a new drug, on the plots of building and land located at Lagekant, the Netherlands. The reservation agreement is for a term of one year and expires on November 15, 2015. The Company must notify the Municipality of Almere whether or not it wishes to be considered for the purchase of the building and land on or before the end of the reservation agreement. If the municipality has not received notification on time before the end of the reservation period whether it wishes to purchase the building and land and also does not receive notification during the three (3) working days following said date, the right to reservation of the Company lapses. The municipality is then fully at liberty to offer the building land to any other prospective purchasers. The Company is entitled to terminate this agreement in writing without this giving rise to any payment obligation. The Company will incur a reservation fee after February 15, 2015 in the amount of 49,284 Euros.The purchase price has been determined to be 985,680 euro’s exclusive of VAT and transfer taxes.

NOTE 10: SUBSEQUENT EVENT

On May 1, 2015 the Company has entered into a licensing agreement with CanChew Biotechnologies, LLC (“Canchew”).  The agreement provides that in exchange for its’ intellectual property Canchew will receive 5,826,706 restricted shares of Company common stock and sliding scale royalties based on gross receipts as follows in the chart below:

Year	Percent (%)

1	2
2	2.2
3	2.4
4	2.6
5	2.8
6-50	3

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

Manufacturing Capabilities

On November 15, 2014, we entered into Reservation Agreement with the City of Almere, The Netherlands, whereby the Company was granted an option to purchase 5,328 square meters of land in the City of Almere. The Company intends to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings.  This facility will be fully compliant with GMP, GLP, FDA, EMA and ISO regulations.  The purchase price for the land is € 985,680 Euros and the Company has until December 2015 to exercise the option free of charge.  Should the Company extend the option, it will incur a reservation fee of € 49,284 Euros.  We are currently working on obtaining the environmental permit and classification for the project and we anticipate paying the first reservation fee upon receipt of the classification.  Should the Company purchase the land within one year from payment of the reservation fee, the reservation fee will be applied to the against the purchase price of the property.

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

Future Operations

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

Results of Operations

Comparison of the three months ended March 31, 2015 to March 31, 2014

For the three month periods ended March 31, 2015 and 2014, our revenues totaled $0 and $2,500.  This is due to our start up business operations and our change in business operations in early 2014.

Our expenses for the three months ending March 31, 2015 and 2014 are as follows:

	Three Months Period Ended March 31, 2015	Three Months Period Ended March 31, 2014

Legal & Other fees	$ 41,396	$ 4,000
Audit fees	2,500	1,940
Filing fees	679	1,357
Office/Other expenses	5,573	231
Interest expense	18,128	-
Travel & Entertainment expenses	35,088	-
Advertising & Promotions	62,544	-
Compensation Costs	36,000
Insurance expense	37,531	-
Amortization expenses	-	1,593
Consulting Fees	111,611	-
Taxes	5,910	-
Officer’s salary	60,000	-
Allowance for bad debts	-	1,000
Research	62,669	-
Licenses & Permits	27,317	-

Total	$506,946	$ 10,121

Our operating expenses for the three month periods ended March 31, 2015 and 2014, were $506,946 and $10,121 respectively.  The increase for the three month period ended March 31, 2015, was due to our change in business operations and increases in salary, insurance, consulting fees and legal fees. Included in the $10,121 total are expenses from discontinued operations of $2,593 which are reflected on the unaudited condensed consolidated statement of operations net of $2,500 of revenue from discontinued operations.

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

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our unaudited condensed consolidated financial statements.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Statements

Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the three months ended March 31, 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	(Form Type)	Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

By-laws.	3.2	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.3	10-Q	11/14/2014

Employment Agreement effective June 13, 2014, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1	10-K	4/14/2015

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: May 13, 2015	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer Principal Financial Officer