Form 10-Q
period 2015-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2015-08-19
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,364,706 shares of common stock, par value $0.0001 per share, outstanding as of August 19, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

Page

Condensed Consolidated Balance Sheet as of June 30, 2015 (unaudited) and December 31, 2014	F-2

Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014 (unaudited):	F-3

Condensed Consolidated Statement of Changes in Shareholders' Deficit for the six months ended June 30, 2015 (unaudited).	F-4

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited).	F-5

Notes to Condensed Consolidated Financial Statements (unaudited).	F-6

F-1

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash	$31,552	$661,128
Reservation fee deposit	61,605	-
Prepaid expenses	2,023,562	72,329
Loan receivable	5,000	5,000
Total current assets	2,121,719	738,457

Other Assets:
Acquired intangible asset - intellectual property licensing agreement	983,262	-
Total other assets	983,262	-

TOTAL ASSETS	$3,104,981	$738,457

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$371,060	$144,385
Due to shareholder	5,000	5,000
Convertible loan	50,000	50,000
Due to first insurance funding	68,000	54,020
Due to related party	367,015	65,775
Promissory note - related party	1,000,000	1,000,000
Total current liabilities	1,861,075	1,319,180

Long-term liabilities:
Convertible note payable	400,000	-
Total long-term liabilities	400,000	-

TOTAL LIABILITIES	2,261,075	1,319,180

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 300,000,000 shares authorized
39,344,706 and 33,000,000 shares issued and outstanding, respectively;	3,934	3,300
Additional paid in capital	3,599,469	107,841
Accumulated deficit	(2,759,597)	(691,964)

TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	843,906	(580,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$3,104,981	$738,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-2

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(unaudited)

	For the	For the	For the	For the
	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$12,112	$-	$12,112	$-

Expenses:

Research and development expenses	251,025	-	373,927	-

General and administrative expenses	1,321,586	162	1,687,502	7,690

Total operating expenses	1,572,611	162	2,061,429	7,690

Loss from operations	(1,560,499)	(162)	(2,049,317)	(7,690)

Other Income and Expense:
Interest expense	188	-	18,316	-
	188	-	18,316	-

Loss from Continuing operation before provision of income tax	(1,560,687)	(162)	(2,067,633)	(7,690)
Privision of Income Tax	-	-		-

LOSS FROM CONTINUING OPERATION	(1,560,687)	(162)	(2,067,633)	(7,690)
LOSS FROM DISCONTINUED OPERATION	-	(44,603)	-	(44,696)

NET LOSS	$(1,560,687)	$(44,765)	$(2,067,633)	$(52,386)

Loss per common share from continuing operation- basic and diluted	$(0.05)	$(0.00)	$(0.06)	$(0.00)
Loss per common share from discontinued operation- basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Loss per common share - basic and diluted	$(0.05)	$(0.00)	$(0.06)	$(0.00)

Weighted average common shares outstanding - basic and diluted	36,290,915	33,000,000	34,662,306	33,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-3

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders' Equity / (Deficit)
(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total
Balance at December 31, 2014	33,000,000	$3,300	1,000,000	$100	$107,841	$(691,964)	$(580,723)

Common stock issued for consulting services	18,000	2			35,998		36,000

Common stock issued for acquisition of intangible Assets	5,826,706	582	-	-	982,680		983,262

Common stock issued for officer's compensation	500,000	50			472,950		473,000

Excess fair value of convertible note issued for prepaid services	-	-	-	-	2,000,000	-	2,000,000

Net Loss-June 30, 2015	-	-	-	-	-	(2,067,633)	(2,067,633)

Balance at June 30, 2015	39,344,706	$3,934	1,000,000	$100	$3,599,469	$(2,759,597)	$843,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-4

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	Six months ended	Six months ended
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,067,633)	$(52,386)
Loss from discontinued operations	-	(44,696)
Loss from continuing operations	(2,067,633)	(7,690)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid services	460,274
Amortization of prepaid insurance	73,493
Stock based Compensation	509,000	-

Change in operating assets and liabilities:
Accounts payable and accrued expenses	226,675	(4,599)
Reservation fee Deposit	(61,605)
Prepaid insurance	(85,000)	-
Change in due to first insurance funding	13,980	-
Change in due to related party	301,240	-

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATION	(629,576)	(12,289)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATION	-	12,000
NET CASH USED IN OPERATING ACTIVITIES	(629,576)	(289)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Issuance of Common Stock for Cash	-	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATION	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATION	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,000

NET CHANGE IN CASH	(629,576)	4,711
CASH BALANCES
Beginning of period	661,128	127
End of period	$31,552	$4,838
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$698	$-
Income taxes	$651	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Excess fair value of convertible note issued for prepaid services	$2,000,000	$-
Convertible Note issued for services	$400,000	$-
Acquisition of Intellactual property through subsidiary acquisition	$983,262	$-
Gain on settlement of debt transferred to additional paid in capital	$-	$96,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-5

AXIM BIOTECHNOLOGIES, INC.
(FORMERLY AXIM INTERNATIONAL, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(unaudited)

NOTE 1:  ORGANIZATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc.  On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations.  The Company’s principal executive office is located at 18 East 50th Street, 5th Floor, New York, NY 10022.   On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc.  This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 1, 2015 the Company acquired 100% interest in Can Chew License Company a Nevada incorporated licensing Company, through the exchange of its 5,826,706 shares of common stock.
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

NOTE 2:  BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2015, and for the three and six months period ended June 30, 2015 and 2014 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of June 30, 2015 (unaudited) and December 31, 2014, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2015.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over their useful lives.

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

Revenues from continuing operations recognized during the six months ended June 30, 2015 and 2014 amounted to $12,112 and $0, respectively.  Revenues recognized from discontinued operations for the six months ended June 30, 2015 and 2014 amounted to $0 and $10,000, respectively.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of June 30, 2015 and 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Recently issued accounting standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 7.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4:  PROMISSORY NOTE - RELATED PARTY

On August 8, 2014 the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (the owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect.

The following table summarizes promissory note payable as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Promissory note payable, due on demand, interest at 3% and 7% respectively.	$1,000,000	$1,000,000
Accrued interest	45,553	28,053
	$1,045,553	$1,028,053

The Company recognized interest expense of $14,550 and $0 for the six months ended June 30, 2015 and 2014 respectively, included in Accounts payable and accrued liabilities.

NOTE 5: COMMON STOCK

On January 15, 2015, the Company issued 18,000 shares of common stock as compensation for services performed for the Company by certain directors of the Company. The fair value of the underlying stock on the date of issuance was at $2.00 per share.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. For the six months ended June 30, 2015, the Company recorded $36,000 of compensation expense in the accompanying unaudited condensed consolidated statement of operations.

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On June 13, 2015, following twelve (12) months of continuous employment the Company issued 500,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. For the six months ended June 30, 2015, the Company recorded $473,000 of compensation expense in the accompanying unaudited condensed consolidated statement of operations.

On May 1, 2015 the Canchew License Company entered into a licensing agreement with CanChew Biotechnologies, LLC (“Canchew”).  The agreement provides that in exchange for its’ intellectual property Canchew will receive 5,826,706 restricted shares of the Company common stock and sliding scale royalties based on gross receipts. Management has determined the cost of the licensing agreement to be $983,262 on the basis of costs incurred.

NOTE 6:  RELATED PARTY TRANSACTIONS

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its ex-President, under which it borrowed $50,000, in the form of a non-interest bearing note.  In July 2015, this note was extended until September 30, 2015 under the same terms.  The loan is convertible into common stock at $0.10 per share at the option of the lender any time after February 28, 2013.  As of June 30, 2015 the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012, agreement with Omega Research Corporation. During the year 2014, the Convertible Loan was transferred to a third party

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.  This brings the total amount due to shareholder to $55,000 as of June 30, 2015, including convertible loan.

On August 8, 2014, the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (The owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect.  For the six months ended June 30, 2015 the Company charged $14,550 as interest expenses to operation (refer note 4).

On June 25, 2014, the Company received a non interest bearing advance from CCB of $30,000 to pay the down payment on its D & O liability insurance. In addition the Company during the six months ended June 30, 2015, received additional advance of $301,240 for operating expenses. This advance is non-interest bearing and is due on demand. The total outstanding due to related party as of June 30, 2015 and December 31, 2014 is $367,015 and $65,775, respectively.

NOTE 7:  GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the unaudited condensed consolidated financial statements, the Company has  an accumulated deficit of $2,759,597, has cash used in operating activities of continuing operations $629,576 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 8:  DUE TO FIRST INSURANCE FUNDING

The Company financed the purchase of its D & O insurance with a note due to First Insurance Funding.  The principal amount financed was $120,000. Interest is due on the unpaid balance at a rate of 6.189% per annum.  The total amount of interest due under the terms of the note is $3,116. The term of the note is nine months commencing August 25, 2014.  Payments are due for nine installments in the amount of $13,680, which includes principal and interest, commencing August 25, 2014. The total outstanding due to First Insurance Funding as of June 30, 2015 and December 31, 2014 is $0 and $54,020, respectively.

The Company financed the purchase of its D & O insurance renewal with a note due to First Insurance Funding.  The principal amount financed was $85,000. Interest is due on the unpaid balance at a rate of 5.25% per annum.  The total amount of interest due under the terms of the note is $1,496. The term of the note is nine months commencing July 25, 2015.  Payments are due for nine installments in the amount of $7,722, which includes principal and interest, commencing July 25, 2015. The total outstanding due to First Insurance Funding as of June 30, 2015 and December 31, 2014 is $68,000 and $0, respectively.

NOTE 9: CONVERTIBLE NOTE PAYABLE

On April 21, 2015 the Company entered into a one year  consultancy agreement with Cross & Company an independent contractor terminating on April 21, 2016. In exchange for these consultancy services the Company agreed to pay Cross & Company $400,000 payable by the issuance of a convertible note at a rate of 4% per annum at the conversion price of $0.10 per share. Interest shall accrue until the maturity date, April 21, 2025 at which time all principal and interest accrued shall be due and payable. The holder of the note has the right, at the holder’s option, at any time prior to payment in full of the principal balance in whole or in part, into fully paid and nonassessable “S-8 shares” of the company’s common stock pursuant to a Stock Incentive Plan (see note 10).  As of June 30, 2015 the loan has not been converted.   For the six (6) months ended June 30, 2015 the company accrued interest in the amount of $3,068. The Company calculated fair value of the convertible note at $2,400,000 as prepaid expenses and the excess value of $2,000,000 over the value of note was credited to additional paid in capital. The prepaid expense was amortized over the period of twelve month of service. During the three and six months ended as of June 30, 2015, the Company amortized $460,274 and $460,274; respectively.

NOTE 10: STOCK INCENTIVE PLAN

Effective May 29, 2015 the company adopted a stock incentive plan under which eligible persons or vendors whom provide the company services may be afforded an opportunity to acquire an equity interest in the company in exchange for those services provided. The Company has reserved 10,000,000 shares of its common stock for issuance under this plan.

NOTE 11:  COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement’s effective date is June 1, 2014. The initial term of the agreement is one year.  The agreement renews each year until terminated by the Company or Dr. Anastassov. Cash remuneration is $20,000 per month payable bi-monthly.  Following 15 months of continuous employment and every three months thereafter the agreement calls for a 125,000 share restricted stock grant of the Company’s common shares, or at the sole option of the Company, its cash equivalent based on the ten day average closing price of the company’s common stock immediately preceding the grant date, as quoted on Yahoo Finance.com

On November 15, 2014 the Company and Municipality of Almere, the Netherlands entered into a “reservation agreement” whereas the Company is interested in the construction of a factory for the production of a new drug, on the plots of building and land located at Lagekant, the Netherlands. The reservation agreement is for a term of one year and expires on November 15, 2015. The Company must notify the Municipality of Almere whether or not it wishes to be considered for the purchase of the building and land on or before the end of the reservation agreement. If the municipality has not received notification on time before the end of the reservation period whether it wishes to purchase the building and land and also does not receive notification during the three (3) working days following said date, the right to reservation of the Company lapses. The municipality is then fully at liberty to offer the building land to any other prospective purchasers. The Company is entitled to terminate this agreement in writing without this giving rise to any payment obligation. The Company will incur a reservation fee after February 15, 2015 in the amount of 55,528 Euros. The purchase price has been determined to be 985,680 euro’s exclusive of VAT and transfer taxes.

NOTE 12: SUBSEQUENT EVENT

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

On May 1, 2015 the Company acquired a 100% interest in Can Chew License Company in consideration for the issuance of its 5,826,706 common stock.

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

Employees

As of August 14, 2015, we have 4 full-time employees and 1 part-time employee.  We allow and utilize the services of independent contractors.  We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations.  Management believes the Company has good relationships with its employees.

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

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. These loans may include terms that may be highly dilutive to existing shareholders

The Company for the six months ended June 30, 2015 had a negative cash flow of $629,576 from its operating activities primarily for research, consultants, professional fees, salary and advertising.

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

Results of Operations

Comparison of the six months ended June 30, 2015 to June 30, 2014.

For the six month periods ended June 30, 2015 and 2014, our revenues totaled $12,112 from continuing operations and $10,000 from discontinued operations.  This is due to our start up business operations and our change in business operations in early 2014.

Our expenses for the six months ending June 30, 2015 and 2014 are as follows:

	Six Months Period Ended June 30, 2015	Six Months Period Ended June 30, 2014

Legal & Other fees	$68,896	$4,162
Impairment	-	52,103
Audit fees	13,500	1,940
Filing fees	2,320	1,357
Office/Other expenses	16,545	231
Interest expense	18,316	-

Travel & Entertainment expenses	43,064	-
Advertising & Promotions	109,476	-
Compensation costs	892,562	-
Insurance expense	74,038	-
Amortization expenses	-	1,593
Consulting Fees	274,631	-

Taxes	10,959	-
Officer’s salary	120,000	-
Allowance for bad debts	-	1,000
Research	373,927	-
Licenses & Permits	61,511

Total	$2,079,745	$62,386

Our operating expenses for the six month periods ended June 30, 2015 and 2014, were $2,079,745 and $62,386 respectively.  The increase for the six month period ended June 30, 2015, was due to our change in business operations and increases in salary, insurance, consulting fees, advertising, research and legal fees. Included in the $62,386 total are expenses from discontinued operations of $54,696 which are reflected on the unaudited condensed consolidated statement of operations net of $10,000 of revenue from discontinued operations.

Comparison of the three months ended June 30, 2015 to June 30, 2014.

For the three month periods ended June 30, 2015 and 2014, our revenues totaled $12,112 from continuing operations and $7,500 from discontinued operations.  This is due to our start up business operations and our change in business operations in early 2014.

	Three Months Period Ended June 30, 2015	Three Months Period Ended June 30, 2014

Legal & Other fees	$25,000	$ 162
Impairment	-	52,103
Audit fees	13,500	-
Filing fees	1,641	-
Office/Other expenses	12,557	-
Interest expense	188	-

Travel & Entertainment expenses	7,976	-
Advertising & Promotions	46,932	-
Compensation costs	856,562	-
Insurance expense	36,507	-
Amortization expenses	-	-
Consulting Fees	223,252	-

Taxes	5,048	-
Officer’s salary	60,000	-
Allowance for bad debts	-	-
Research	251,026	-
Licenses & Permits	32,610

Total	$1,572,799	$52,265

Our operating expenses for the three month periods ended June 30, 2015 and 2014, were $1,572,799 and $52,265 respectively.  The increase for the three month period ended June 30, 2015, was due to our change in business operations and increases in salary, insurance, consulting fees, advertising, research and legal fees. Included in the $52,265 total are expenses from discontinued operations of $52,103 which are reflected on the unaudited condensed consolidated statement of operations net of $7,500 of revenue from discontinued operations.

Going concern.

           The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the unaudited condensed consolidated financial statements, the Company has  an accumulated deficit of $2,759,597, has cash used in operating activities of continuing operations $629,576 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Statements

Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the six months ended June 30, 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	(Form Type)	Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

By-laws.	3.2	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.3	10-Q	11/14/2014

Employment Agreement effective June 13, 2014, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1	10-K	4/14/2015

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema Document	101.SCH

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF

XBRL Taxonomy Extension Label Linkbase Document	101.LAB

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: August 19, 2015	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer Principal Financial Officer