Form 10-Q/A
period 2015-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2015-08-27
CIK 1514946

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ended June 30, 2015, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 25, 2015	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer Principal Financial Officer