Form 10-Q
period 2015-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2015-11-23
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,489,706 shares of common stock, par value $0.0001 per share, outstanding as of November 16, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

Page

Condensed Consolidated Balance Sheet as of September 30, 2015 (unaudited) and December 31, 2014	F-2

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014 (unaudited):	F-3

Condensed Consolidated Statement of Changes in Shareholders' Deficit for the nine months ended September 30, 2015 (unaudited).	F-4

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited).	F-5

Notes to Condensed Consolidated Financial Statements (unaudited).	F-6

F-1

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash	$43,260	$661,128
Inventory	235,000	-
Reservation fee deposit	65,170	-
Prepaid expenses	1,397,439	72,329
Loan receivable	5,000	5,000
Total current assets	1,745,869	738,457

Property & Equipment, net of accumulated depreciation of $840.	15,961	-

Other Assets:
Acquired intangible asset - intellectual property licensing agreement	63,167	-
Total other assets	63,167	-

TOTAL ASSETS	$1,824,997	$738,457

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$521,938	$144,385
Due to shareholder	5,000	5,000
Convertible loan	50,000	50,000
Due to first insurance funding	45,630	54,020
Due to related party	565,083	65,775
Promissory note - related party	1,000,000	1,000,000
Total current liabilities	2,187,651	1,319,180

Long-term liabilities:
Convertible note payable	400,000	-
Total long-term liabilities	400,000	-

TOTAL LIABILITIES	2,587,651	1,319,180

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 300,000,000 shares authorized
39,364,706 and 33,000,000 shares issued and outstanding, respectively;	3,936	3,300
Additional paid in capital	3,619,467	107,841
Common stock to be issued	77,125	-
Accumulated deficit	(4,463,282)	(691,964)

TOTAL STOCKHOLDERS' DEFICIT	(762,654)	(580,723)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,824,997	$738,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-2

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(unaudited)

	For the	For the	For the	For the
	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$21,610	$-	$33,722	$-

Cost of goods sold	32,830	-	32,830	-

Gross profit	(11,220)	-	892	-

Expenses:

Research and development expenses	133,087	-	507,014	-

Operating expenses	1,546,976	127,943	3,234,479	135,633

Total operating expenses	1,680,063	127,943	3,741,493	135,633

Loss from operations	(1,691,283)	(127,943)	(3,740,601)	(135,633)

Other Income and Expense:
Interest expense	12,401	10,804	30,717	10,804
	12,401	10,804	30,717	10,804

Loss from Continuing operation before provision of income tax	(1,703,684)	(138,747)	(3,771,318)	(146,437)
Provision for income tax	-	-	-	-

LOSS FROM CONTINUING OPERATION	(1,703,684)	(138,747)	(3,771,318)	(146,437)
LOSS FROM DISCONTINUED OPERATION	-	-	-	(44,696)

NET LOSS	$(1,703,684)	$(138,747)	$(3,771,318)	$(191,133)

Loss per common share from continuing operation- basic and diluted	$(0.04)	$(0.00)	$(0.10)	$(0.00)
Loss per common share from discontinued operation- basic and diluted	$0.00	$0.00	$0.00	$(0.00)
Loss per common share - basic and diluted	$(0.04)	$(0.00)	$(0.10)	$(0.01)

Weighted average common shares outstanding - basic and diluted	39,417,206	33,000,000	36,244,853	33,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-3

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders' Deficit
(unaudited)

					Common
	Common Stock		Preferred Stock		Stock to be	Additional	Accumulated
	Shares	Amount	Shares	Amount	Issued	Paid In Capital	Deficit	Total
Balance at December 31, 2014	33,000,000	$3,300	1,000,000	$100	$-	$107,841	$(691,964)	$(580,723)

Common stock issued for consulting services	18,000	2	-	-	-	35,998	-	36,000

Common stock issued for acquisition of intangible assets and inventory	5,826,706	582	-	-	-	982,680	-	983,262

Common stock issued for officer's compensation	500,000	50	-	-	-	472,950	-	473,000

Fair value of convertible note for consulting services over the value of note	-	-	-	-	-	2,000,000	-	2,000,000

Common stock issued for cash	20,000	2	-	-	-	19,998	-	20,000

Common stock to be issued for officer's compensation	-	-	-	-	77,125	-	-	77,125

Net Loss-September 30, 2015	-	-	-	-	-	-	(3,771,318)	(3,771,318)

Balance at September 30, 2015	39,364,706	$3,936	1,000,000	$100	$77,125	$3,619,467	$(4,463,282)	$(762,654)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-4

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,771,318)	$(191,133)
Loss from discontinued operations	-	(44,696)
Loss from continuing operations	(3,771,318)	(146,437)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	652,265	-
Depreciation expense	840	-
Amortization of prepaid services	1,065,205	-
Amortization of prepaid insurance	94,685	-
Stock based Compensation	586,125	-

Change in operating assets and liabilities:
Accounts payable and accrued expenses	377,553	73,482
Inventory	32,830	-
Reservation fee Deposit	(65,170)	-
Prepaid insurance	(85,000)	(82,369)
Due to first insurance funding	(8,390)	95,757
Due to related party	499,308	-
Royalty fee payable	-	(2,750)

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATION	(621,067)	(62,317)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATION	-	12,000
NET CASH USED IN OPERATING ACTIVITIES	(621,067)	(50,317)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(16,801)	-
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATION	(16,801)	-
	-	-
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATION
NET CASH USED IN INVESTING ACTIVITIES	(16,801)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock for Cash	20,000	-
Proceeds from promissory note - related party	-	1,000,000

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATION	20,000	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATION	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	1,000,000

NET CHANGE IN CASH	(617,868)	949,683
CASH BALANCES
Beginning of period	661,128	127
End of period	$43,260	$949,810
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$698	$-
Income taxes	$651	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Excess fair value of convertible note issued for prepaid services	$2,000,000	$-
Convertible Note issued for services	$400,000	$-
Acquisition of Intellactual property/inventory through subsidiary acquisition	$983,262	$-
Gain on settlement of debt transferred to additional paid in capital	$-	$96,141
Prepaid insurance paid by related party	$-	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-5

AXIM BIOTECHNOLOGIES, INC.
(FORMERLY AXIM INTERNATIONAL, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014
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

NOTE 2:  BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2015, and for the three and nine months period ended September 30, 2015 and 2014 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of September 30, 2015 (unaudited) and December 31, 2014, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2015.

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

Inventory

Inventory consists of finished goods available for sale owned by the Company and is stated at the lower of cost or market. As of September 30, 2015 the inventory totaled $235,000.

Depreciation

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the nine month period ended September 30, 2015 the Company recorded $840 of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. During the three and nine months ended September 30, 2015 the Company incurred an impairment loss of $652,265 and $652,265, respectively. Intangible assets as of September 30, 2015 amounted to $63,167 net of accumulated impairment losses of $652,265.

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

Revenues from continuing operations recognized during the nine months ended September 30, 2015 and 2014 amounted to $33,722 and $0, respectively.  Revenues recognized from discontinued operations for the nine months ended September 30, 2015 and 2014 amounted to $0 and $10,000, respectively.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of September 30, 2015 and 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The following table summarizes promissory note payable as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Promissory note payable, due on demand, interest at 3% and 7%, respectively.	$1,000,000	$1,000,000
Accrued interest	50,164	28,053
	$1,050,164	$1,028,053

For the three and nine months ended September 30, 2015 and 2014 the Company recognized interest expense of $7,561 and $10,332, and $22,111 and $10,332, respectively, included in Accounts payable and accrued liabilities.

NOTE 5: COMMON STOCK

On January 15, 2015, the Company issued 18,000 shares of common stock as compensation for services performed for the Company by certain directors of the Company. The fair value of the underlying stock on the date of issuance was at $2.00 per share.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. For the nine months ended September 30, 2015, the Company recorded $36,000 of compensation expense in the accompanying unaudited condensed consolidated statement of operations.

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On June 13, 2015, following twelve (12) months of continuous employment the Company issued 500,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. For the nine months ended September 30, 2015, the Company recorded $473,000 of compensation expense in the accompanying unaudited condensed consolidated statement of operations. On September 13, 2015 following fifteen (15) months of continuous employment the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com On October 28, 2015 the board of directors approved the issuance of the stock grant. As of September 30, 2015 the company recorded $77,125 of compensation expense in the accompanying unaudited condensed consolidated statement of operations.

On May 1, 2015 the Canchew License Company entered into a licensing agreement with CanChew Biotechnologies, LLC (“Canchew”).  The agreement provides that in exchange for its’ intellectual property and inventory, Canchew will receive 5,826,706 restricted shares of the Company common stock and sliding scale royalties based on gross receipts. Management has determined the cost of the licensing agreement of $715,432 and inventory of $267,830.  For the nine months ended the Company recorded/incurred an impairment loss of $652,265.

On July 14, 2015 the Board of Directors of the Company approved the issuance of 20,000 restricted common stock pursuant to the Common Stock Purchase Agreement “Agreement” which is selling, on a best efforts basis, up to $3,000,000 worth of the Company common stock, $0.0001 par value at a purchase price of $1.00 per share. The purchase price of the underlying stock on the date of issuance was $1.00 per share. During the nine months ended September 30, 2015 the Company received $20,000 from the investor in exchange for 20,000 restricted common shares of the Company.

NOTE 6:  RELATED PARTY TRANSACTIONS

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its ex-President, under which it borrowed $50,000, in the form of a non-interest bearing note.  In October 2015, this note was extended until December 31, 2015 under the same terms.  The loan is convertible into common stock at $0.10 per share at the option of the lender any time after February 28, 2013.  As of September 30, 2015 the loan has not been converted.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012, agreement with Omega Research Corporation. During the year 2014, the Convertible Loan was transferred to a third party

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.  This brings the total amount due to shareholder to $55,000 as of September 30, 2015, including convertible loan.

On August 8, 2014, the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (The owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect.  For the three and nine months ended September 30, 2015 the Company charged $7,561 and $22,111, respectively as interest expenses to operation (refer note 4).

On June 25, 2014, the Company received a non interest bearing advance from CCB of $30,000 to pay the down payment on its D & O liability insurance. In addition the Company during the nine months ended September 30, 2015, received additional advance of $499,308 for operating expenses. This advance is non-interest bearing and is due on demand. The total outstanding due to related party as of September 30, 2015 and December 31, 2014 is $565,083 and $65,775, respectively.

NOTE 7:  GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $4,463,282, has cash used in operating activities of continuing operations $621,067 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 8:  DUE TO FIRST INSURANCE FUNDING

The Company financed the purchase of its D & O insurance with a note due to First Insurance Funding.  The principal amount financed was $120,000. Interest is due on the unpaid balance at a rate of 6.189% per annum.  The total amount of interest due under the terms of the note is $3,116. The term of the note is for nine months commencing August 25, 2014.  Payments are due for nine installments in the amount of $13,680 each, which includes principal and interest, commencing August 25, 2014. The total outstanding due to First Insurance Funding as of September 30, 2015 and December 31, 2014 is $0 and $54,020, respectively.

The Company financed the purchase of its D & O insurance renewal with a note due to First Insurance Funding.  The principal amount financed was $85,000 during the nine months ended September 30, 2015. Interest is due on the unpaid balance at a rate of 5.25% per annum.  The total amount of interest due under the terms of the note is $1,496. The term of the note is for nine months commencing July 25, 2015.  Payments are due for nine installments in the amount of $7,722 each, which includes principal and interest, commencing July 25, 2015. The total outstanding due to First Insurance Funding as of September 30, 2015 and December 31, 2014 is $45,630 and $0, respectively.

NOTE 9: CONVERTIBLE NOTE PAYABLE

On April 21, 2015 the Company entered into a one year consultancy agreement with Cross & Company an independent contractor terminating on April 21, 2016. In exchange for these consultancy services the Company agreed to pay Cross & Company $400,000 payable by the issuance of a convertible note at a rate of 4% per annum at the conversion price of $0.10 per share. Interest shall accrue until the maturity date, April 21, 2025 at which time all principal and interest accrued shall be due and payable. The holder of the note has the right, at the holder’s option, at any time prior to payment in full of the principal balance in whole or in part, into fully paid and nonassessable “S-8 shares” of the company’s common stock pursuant to a Stock Incentive Plan (see note 10).  As of September 30, 2015 the loan has not been converted.   For the three and nine months ended September 30, 2015 the Company accrued interest in the amount of $4,044 and $7,112, respectively. The Company calculated fair value of the convertible note at $2,400,000 as prepaid expenses and the excess value of $2,000,000 over the value of note was credited to additional paid in capital. The prepaid expense was amortized over the period of twelve month of service. During the three and nine months ended as of September 30, 2015, the Company amortized $604,931 and $1,065,205, respectively.

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

On November 15, 2014 the Company and Municipality of Almere, the province of Flevoland, The Netherlands entered into a “reservation agreement” whereas the Company is interested in the construction of a manufacturing facility for the production of a new pharmaceutical, nutraceutical and consumer products as well as a center for R&D, on the plots of building and land located at Lagekant, the Netherlands. The reservation agreement is for a term of one year and expires on November 15, 2015. The Company must notify the Municipality of Almere whether or not it wishes to be considered for the purchase of the building and land on or before the end of the reservation agreement. If the municipality has not received notification on time before the end of the reservation period whether it wishes to purchase the building and land and also does not receive notification during the three (3) working days following said date, the right to reservation of the Company lapses. The municipality is then fully at liberty to offer the building land to any other prospective purchasers. The Company is entitled to terminate this agreement in writing without this giving rise to any payment obligation. The Company incurred a reservation fee after February 15, 2015 in the amount of $65,170. The purchase price has been determined to be 985,680 euro’s exclusive of VAT and transfer taxes.  The land parcel is 6000 square meters. The Company made the reservation payment on October 14, 2015 in the amount of $32,480 and the remaining balance of $32,690 was paid on October 15, 2015.

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

In early 2014, we discontinued our organic waste marketable by-product business to focus on our anticipated new business to become an innovative pharmaceutical and biotechnology company working on the treatment of pain, spasticity, anxiety and other medical disorders with the application of cannabinoids based products as well as focusing on research, development and production of pharmaceutical, nutraceutical, oral health and cosmetic products as well as procurement of genetically and nano-controlled active ingredients and innovative delivery platforms.

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

-	Conducting research trials of a novel delivery mechanism (patent pending) for treatment of patients with ADHD.
-	Development of novel (patent pending) pharmaceutical and nutraceutical cannabinoid-based preparation “CannQuit™” formulations for smoking cessation.
-
Conducting of clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease and Crohn’s disease using innovative, (patent pending) delivery mechanisms containing cannabinoids.

-	New (patent pending) cannabinoid extraction technologies in The Netherlands.
-	Development of our 95% pure, freeze-dried cannabinoids products (patent pending).
-	Development of high-energy-output hemp coal “CannaCoal™.” (patent pending).
-	Development of novel (patent pending) antibacterial preparations based on cannabinoids “Cannacyn™” and “Cannonych™”..
-	Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).
-	Development and commercialization of cosmetic care line “Renecann™” (patent pending).
-	Development of ophtalmological preparations based on cannabigerol “CannBleph™” (patent pending).
-
A land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification facility as well as a factory for pharmaceutical, nutraceutical and consumer products preparations as well as a innovative “box in a box”-design center for R&D.

-
Importation from Italy, Spain, Denmark, The Netherlands and other reputable producers of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic form based on proprietary process (patent pending) .

-	Development of sustainable biofuel compositions derived from industrial hemp by-products (patent pending).
-

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

Manufacturing Capabilities

On November 15, 2014, we entered into Reservation Agreement with the City of Almere, The Netherlands, whereby the Company was granted an option to purchase 6000 square meters of land in the City of Almere. The Company intends to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings.  This facility will be fully compliant with GMP, GLP, FDA, EMA and ISO regulations.  The purchase price for the land is € 985,680 Euros and the Company has until December 2015 to exercise the option free of charge.  Should the Company extend the option, it will incur a reservation fee of € 49,284 Euros.  This fee was paid in October, 2015. We are currently working on obtaining the environmental permit and classification for the project.   When the Company purchase’ the land within one year from payment of the reservation fee, the reservation fee will be applied against the purchase price of the property.

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

Hemp is a cousin to cannabis as both are classified under the same botanical category of Cannabis sativa L. The major difference between the two is that recreational cannabis has significant amounts of tetrahydrocannabinol (THC) (5–30%), a psychotropic cannabinoid and very little amounts of CBD (cannabidiol) and CBG (cannabigerol), which have no psychotropic properties; whereas industrial hemp has virtually no THC (less than 0.3%). This 0.3% THC in industrial hemp is not enough to provide psychotropic effects, which renders industrial hemp useless for recreational use or abuse. Canada, China and the United Kingdom are examples of major industrialized countries that have grown industrial hemp responsibly deriving maximum economic benefits from its cultivation.

Hemp is a plant easy to cultivate, with predictable harvests and produces overall negative carbon print compared to other agricultural sources used for production of biodiesels among other uses.

Industrial hemp is rich in proteins and essential amino acids, which may render it as a preferred source of food and animal feed.

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

To understand the market and consumers as well as distribution methods, we have studied all the uses of hemp and its legal structure in the U.S. and abroad. There are more than 25,000 known uses for hemp based products, most of which were used in the past and were replaced by cotton, petroleum\oil, concrete, corn and soybeans. We believe the market potentially represents trillions of dollars in worldwide product sales. We will focus on the products our management feels will have the greatest positive environmental impact, profitability and ease to market. These tend to be new, innovative products as well as the replacement of existing raw base materials for products that exist today, such as pharmaceuticals, nutraceuticals, plastics, fuel, textiles, and medical delivery devices.

Our focus is on the development of innovative nutraceutical and pharmaceutical products focusing on diseases and conditions for which currently there are no known efficient therapeutic options or delivery systems for known active pharmaceutical ingredients.  The body of knowledge regarding therapeutic use of cannabinoid-based formulations is steadily increasing.  We plan to be an active player in this field of biosciences with our extensive R&D and pipeline of innovative products.

Our target customers are currently end consumers interested in a general well-being improvement through our OTC product (CanChew™ gum) via Internet sales, direct-to-consumer health and wellness stores, collectives, cooperatives, affiliate sales and potentially; master distributors. Secondarily, we are targeting manufactures of products that can readily replace their raw base materials with our materials, making the products more quality oriented/controlled, environmentally friendly and sustainable. Next, we will target retail stores with major distribution companies who have preexisting relationships with major retail chain stores. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.
Our ultimate goal is to complete the development and registration of our pharmaceutical line of products directed to specific conditions/ diseases for which currently there are no effective therapeutic options or the ones available are prohibitively expensive or mired with side effects. ™ The first product to complete this cycle will be MedChew Rx™ intended for treatment of pain and spasticity in patients with MS.

Competition

AXIM is a bio-pharmaceutical company with an extensive IP portfolio mostly based on cannabinoid research.  Currently there are 2 publically traded companies in our space, which have similar aspirations; GW Pharmaceuticals (GWPH) and INSYS Therapeutics (INSY).  GW introduced the first cannabis-based pharmaceutical preparation (Sativex™).  INSYS is working on a CBD delivery system.  We believe these are currently our closest competitors.

Intellectual Property

Currently, our intellectually property includes fifteen (15) trademark applications (MedChew, AXIM, A Axim Biotech and design, Cannanimals, CanQuit, CannaCoal, Clean CannaCoal, CanChui CanShu, ORAXIMAX, ReneCann, CannBleph, OphthoCann, Cannonich, Cannocyn), some of which are allowed by the USPTO, some of which have entered international stage, and some of which have received grant of protection in other countries; six (6) provisional patent applications (oral care, ophthalmic, sugar alcohol kneading method, antimicrobial, extraction process, and cosmetic), and one (1) licensed patent (chewing gum containing cannabinoids)).  We are in the process of developing and filing more patent applications.

Research and Development

We are continuing our research and development at the Free University of Amsterdam with our novel (patented) delivery system for treatment of patients with pain and spasticity as a sequence of Multiple Sclerosis.  This study will include also the University of Plymouth, UK and academic centers in the US.  The study is conducted in strict compliance with FDA/ EMA guidelines and is supervised by QPS as a CRO.  The product tested is a pharmaceutical, functional chewing gum containing equal parts of THC and CBD.  With our proprietary technology numerous problems related to cannabinoid’ water-insolubility due to its lipophilic nature, bypass of first-pass liver metabolism and direct delivery into the systemic circulation thus providing higher bioavailability and decrease of harmful byproducts have been resolved.

Clinical studies will commence at the University of Wageningen, The Netherlands testing a new (patent pending) delivery systems with novel cannabinoids for treatment of patients with IBS, IBD and Crohn’s disease.  A new direct as well as controlled slow-release nano-technology delivery methods will be investigated based on our proprietary IP’.  Bioavailability studies are being currently carried on.

New, patent pending cannabinoid extraction techniques as well as pure, water soluble, freeze-dried cannabinoids have been developed in cooperation with Syncom, BV, The Netherlands, which practically solves the issue with very poor systemic absorption of currently available, oil based cannabinoids.

A preliminary microbiological trial on effects of certain cannabinoids on bacteria and fungae has been completed at the University of Nijmegen, The Netherlands.  The final results and a publication are pending.

A dermatological assay utilizing our proprietary skin-care products “ReneCann™” is currently under way in The Netherlands.

There are numerous other R&D projects being considered involving our proprietary intellectual property. These will be strategically planned depending on availability of funds to carry on.

Source and Availability of Raw Materials

The Company currently has arrangements with multiple reputable suppliers, which are expected to meet the projected needs for materials for the upcoming year.

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

Employees

As of November 16, 2015, we have 4 full-time employees and 1 part-time employee.  We allow and utilize the services of independent contractors.  We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations.  Management believes the Company has good relationships with its employees.

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

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. These loans may include terms that may be highly dilutive to existing shareholders

The Company for the nine months ended September 30, 2015 had a negative cash flow of $621,067 from its operating activities primarily for research, consultants, professional fees, salary and advertising.

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $621,067 for the nine months ended September 30, 2015, as compared to net cash used of $62,317 for the nine months ended September 30, 2014. The increase is primarily attributable to our net loss from operations of $3,771,318 and offset by net change in the balances of operating assets and liabilities in the aggregate amount of $751,131and by Impairment of intangibles, amortization of prepaid services, amortization of prepaid insurance, stock based compensation.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended September 30, 2015 was $16,801 compared to $0 for the same period in 2014. The increase is a result of purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the period ended September 30, 2015, was $20,000 compared to $1,000,000 for the same period in 2014. Cash provided by financing activities were primarily a result of proceeds from a sale of common stock totaling $20,000 during the period ended September 30, 2015; whereas $1,000,000 during the period ended September 30, 2014 were raised by issuance of promissory note.

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

Results of Operations

Comparison of the nine months ended September 30, 2015 to September 30, 2014.

For the nine month periods ended September 30, 2015 and 2014, our revenues totaled $33,722 from continuing operations and $10,000 from discontinued operations.  This is due to our start up business operations and our change in business operations in early 2014.

Our expenses for the nine months ending September 30, 2015 and 2014 are as follows:

	Nine Months Period Ended September 30, 2015	Nine Months Period Ended September 30, 2014

Legal and other fees	$106,396	$6,582
Impairment	652,265	52,103
Audit fees	19,500	-
Filing fees	3,133	8,087
Office/Other expenses	42,527	309
Interest expense	30,717	10,804

Travel and entertainment expenses	45,853	381
Advertising and promotions	118,462	-
Compensation costs	1,574,618	-
Insurance expense	95,730	40,274
Depreciation and amortization	840	1,593
Consulting fees	307,131	-

Taxes	11,949	-
Officer’s salary	180,000	80,000
Allowance for bad debts	-	1,000
Research and development	507,014	-
Licenses and permits	76,074	-
Total	$3,772,209	$201,133

Our operating expenses for the nine month periods ended September 30, 2015 and 2014, were $3,772,209 and $201,133 respectively.  The increase for the nine month period ended September, 2015, was due to our change in business operations and increases in compensation costs, research, salary, insurance, consulting fees, advertising, impairment and legal fees. Included in the $201,133 total are expenses from discontinued operations of $54,696 which are reflected on the unaudited condensed consolidated statement of operations net of $10,000 of revenue from discontinued operations.

Comparison of the three months ended September 30, 2015 to September 30, 2014.

For the three month periods ended September 30, 2015 and 2014, our revenues totaled $21,610 from continuing operations and $0 from discontinued operations.  This is due to our start up business operations and our change in business operations in early 2014.

	Three Months Period Ended September 30, 2015	Three Months Period Ended September 30, 2014

Legal and other fees	$37,500	$3,985
Impairment	652,265	-
Audit fees	6,000	-
Filing fees	813	3,225
Office/Other expenses	25,840	78
Interest expense	12,401	10,804

Travel and entertainment expenses	2,930	381
Advertising and promotions	8,986	-
Compensation costs	682,056	-
Insurance expense	21,692	40,274
Depreciation expenses	840	-
Consulting fees	32,500	-

Taxes	991	-
Officer’s salary	60,000	80,000
Allowance for bad debts	-	-
Research and development	133,087	-
Licenses and permits	14,563	-
Total	$1,692,464	$138,747

Our operating expenses for the three month periods ended September 30, 2015 and 2014, were $1,692,464 and $138,747 respectively.  The increase for the three month period ended September 30, 2015, was due to our change in business operations and increases in research, consulting fees, salary, insurance, advertising, compensation costs, impairment and legal fees.

Going concern.

           The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $4,463,282, has cash used in operating activities of continuing operations $621,067 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Recent accounting pronouncements

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Statements

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the nine months ended September 30, 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: November 23, 2015	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer Principal Financial Officer