Form 10-K
period 2015-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2016-04-14
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant's telephone number, including area code:                                   (212) 751-0001
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

Note - Checking in the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act form their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $37,000,000 based upon the June 30, 2015 closing price as quoted on Yahoo/Finance.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of April 13, 2016, there were 39,762,659 shares of our common stock were issued and outstanding.

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

Going forward, the Company's board of directors intends to broaden the current operations of the Company to include pharmaceutical products, manufacturing facilities, genetically controlled botanical products, extraction and purification of biomaterials technologies.  These activities are anticipated to include the following:

-
Completing a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, UK as well as academic center in the USA for a novel, patented delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis.   The anticipated duration of the trials prior to FDA/ EMA registration is 24 months.

-
Conducting research trials of a novel delivery mechanism (patent pending) for treatment of patients with ADHD.

Conducting of clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease, ulcerative colitis  and Crohn's disease using innovative, (patent pending) delivery mechanisms containing cannabinoids.

Conducting of a clinical trial at the University of British Columbia, Canada on patients suffering of drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids.

Conducting of a clinical trial at the  Dermatological center Maurits clinic  The Hague, The Netherlands on patients with psoriasis and atopic dermatitis using innovative, (patent pending) delivery mechanisms containing cannabinoids.

-	Development of novel (patent pending) pharmaceutical and nutriceutical cannabinoid-based preparation "CannQuit TM" formulations for smoking cessation.
-
Conducting of clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease and Crohn's disease using innovative, (patent pending) delivery mechanisms.

-	New (patent pending) cannabinoid extraction technologies in The Netherlands.
-	Development of our 95% pure, freeze-dried cannabinoids products (patent pending).
-	Development of high-energy-output hemp coal "CannaCoal TM." (patent pending).
-	Development of novel (patent pending) antibacterial preparations based on cannabinoids.
-	Development and commercialization of oral healthcare products, "OraximaxTM", based on cannabigerol (patent pending).
-	Development and commercialization of cosmetic care line "RenecannTM" (patent pending).
-	Development of ophtalmological preparations based on cannabigerol "CannBlephTM" (patent pending). Development of new active pharmaceutical ingredient molecules including, prodrug formulations.
-
Completion of a land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification  facility as well as a factory for pharmaceutical, nutriceutical and consumer products preparations as well as an innovative, environmentally-friendly; "box in a box"-design center for R&D and manufacturing..

-
Importation from Italy, Spain, Denmark, the Netherlands and other reputable producers of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic form based on proprietary process (patent pending).

-	Development of sustainable biofuel compositions derived from industrial hemp by-products.

During the next twelve months we anticipate incurring costs related to:

    (i)   filing Exchange Act reports, and
    (ii)  contractual obligations

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have limited cash. There are no assurances that we will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management's plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

On May 1, 2015, we entered into a 50 year, worldwide, exclusive intellectual property licensing agreement ("Agreement") with CanChew Biotechnologies, LLC ("CanChew").  As compensation for the Agreement, CanChew will receive 5,826,706 restricted shares of the Company's common stock and a royalty fee of approximately 2-3% of all gross sales derived from products produced under the Agreement.  So long as we are in compliance with the Agreement, we have the option to purchase the licensed intellectual property after 5 years at a purchase price equal to fifty percent (50%) of the annual royalty fee paid.

Manufacturing Capabilities

On November 15, 2014, the Company entered into Reservation Agreement with the City of Almere, The Netherlands, whereby the Company was granted an option to purchase 5,328 square meters of land in the City of Almere. The Company intends to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings.  This facility will be fully compliant with GMP, GLP, FDA, EMA and ISO regulations.  The purchase price for the land is $ 985,680 Euros and the Company has until December 2015 to exercise the option free of charge.  The Company exercised the second option period which is to expire September 2016. The Company was required to pay a reservation fee of $65,170 which it paid in October 2015.  Should the Company purchase the land within one year from payment of the reservation fee, the reservation fee will be applied to the against the purchase price of the property.

The Industry

Hemp - An Overview

Hemp is a cousin to cannabis as both are classified under the same botanical category of Cannabis sativa L. The major difference between the two is that recreational cannabis has significant amounts of tetrahydrocannabinol (THC) (5-20%), a psychotropic cannabinoid and very little amounts of CBD (cannabidiol) and CBG (cannabigerol), which have no psychotropic properties; whereas industrial hemp has virtually no THC (less than 0.3%). This 0.3% THC in industrial hemp is not enough to provide psychotropic effects, which renders industrial hemp useless for recreational use or abuse. Canada, China and the United Kingdom are examples of major industrialized countries that have grown industrial hemp responsibly deriving maximum economic benefits from its cultivation.

Hemp is a plant easy to cultivate, with predictable harvests and produces overall negative carbon print compared to other agricultural sources used for production of biodiesels among other uses.

Industrial hemp is reach in proteins and essential amino acids, which may render it as a preferred source of food and animal feed.

Importation of Hemp Finished Products

Despite classification of cannabis under Schedule I, hemp finished products, or certain parts of the plant Cannabis sativa, are exempted from the definition of marijuana and are considered legal to import since 1937. Under 21 U.S.C. � 802(16), the seeds (incapable of germination) and the mature stalks of the Cannabis sativa plant, together with products made from these parts, are exempted from the definition of cannabis. These products are commonly known as "hemp finished products", and can be a variety of products as outlined above. Importation of hemp finished products and processing into the United States continues legally, which fuels a hemp market inside the United States.  The United States is actually the largest importer of hemp-based products in the world.

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

Our focus is on the development of innovative pharmaceutical, nutriceutical and cosmetic products focusing on diseases and conditions for which currently there are no known efficient therapeutic ingredients or delivery systems for known active pharmaceutical ingredients.  The body of knowledge regarding therapeutic use of cannabinoid-based formulations is steadily increasing.  We plan to be an active player in this field of biosciences with our extensive R&D and pipeline of innovative products.

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

Intellectual Property

Currently, our intellectually property includes  seventeen (17) trademarks (MedChew, AXIM, Cannanimals, CanQuit, CannaCoal, Clean Canna, Coal, Hemp Coal, CanChui CanShu, Green is the new gold, ORAXIMAX ReneCann, CannBleph, OphthoCann, Cannonich, Cannocyn, SuppoCann), some of which are allowed by the USPTO, and some of which have entered international stage seven (7) provisional patent applications (oral care, ophthalmic, sugar alcohol kneading method, antimicrobial, suppository delivery method, extraction process, and cosmetic), and one (1) licensed patent (chewing gum containing cannabinoids) with multiple extensions filed).  We are in the process of developing and filing more patent applications.

Research and Development

We are continuing our research and development at the Free University of Amsterdam with our novel (patent pending) delivery system for treatment of patients with pain and spasticity as a sequence of Multiple Sclerosis.  This study will include also the University of Plymouth, UK and academic centers in the US.  The study is conducted in strict compliance with FDA/ EMA guidelines and is supervised by QPS as a CRO.  The product tested is a pharmaceutical, functional chewing gum containing equal parts of THC and CBD.  With our proprietary technology numerous problems related to cannabinoid' water-insolubility due to its lipophilic nature, bypass of first-pass liver metabolism and direct delivery into the systemic circulation have~~s~~ been resolved.

Clinical studies will commence at the University of Wageningen, The Netherlands testing a new (patent pending) delivery systems with novel cannabinoids for treatment of patients with IBS, IBD and Crohn's disease.  A new direct as well as controlled slow-release nano-technology delivery methods will be investigated based on our proprietary IP.

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

Government Regulation

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision in the recently passed Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new federal law, written by U.S. Rep. Jared Polis (D-CO) and U.S. Sen. Mitch McConnell (R-KY), allows for agricultural pilot programs for industrial hemp "in states that permit the growth or cultivation of hemp."

Employees

As of April 6, 2016, we have 6 full-time employees and 4 part-time employees.  We allow and utilize the services of independent contractors.  We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations.  Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Real Property

At present, we do not own any property.

We are in the process of purchasing property to build the Company's manufacturing facility at the industrial estate Stichtsekant in the city of Almere, The Netherlands.  We intend to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings.  Our future high-tech, state-of-the-art factory will be located on the corner of Fort de Gagel and Fort Blauwkapel.

We receive rent free, the use of our office space located in New York City. The rent expense for our warehouse space located in the Netherlands was $7,449 for the year ended December 31, 2015.

North American Address:

18 East 50th Street, 5 Floor
New York, NY 10022

European Address:

Boelewerf 32, Unit 3
2987 VD Ridderkerk, The Netherlands

Item 3.  Legal Proceedings

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K.

Item 4.  Mine Safety Disclosure

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on over the counter market under trading symbol "AXIM." There has been a very limited amount of trading of stock. The price of our stock and an active public market for our common stock may not develop or be sustained.  Trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.  Since September 2, 2014, the closing price of our common stock has been between $10.00 and $0.30, with limited or no volume.

We plan to uplist to  Nasdaq or NYSE when the requirements for listing are met.

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the quarterly periods ending September 30, 2014 and December 31, 2015.  These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.  The information is derived from Yahoo/Finance.com.   No closing bid prices are reported prior to September 2, 2014.

	High ($)	Low ($)

Quarter ended 12/31/15	1.26	0.30
Quarter ended 9/30/15	0.95	0.06
Quarter ended 6/30/15	1.30	0.60
Quarter ended 3/31/15	10.00	1.05

Quarter ended 12/31/14	10.00	10.00
Quarter ended 9/30/14	10.00	10.00
Quarter ended 6/30/14	N/A	N/A
Quarter ended 3/31/14	N/A	N/A

As of December 31, 2015, there are approximately 46 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data.

Not applicable to a "smaller reporting compan" as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Notice

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Our cash requirements for the next twelve months are $1,760,000.

R&D	$800,000
Other consulting fees	400,000
Audit and accounting	60,000
Miscellaneous	500,000

Total	$1,760,000

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

During the next twelve months we anticipate incurring costs related to:

(i)   filing Exchange Act reports, and
(ii)  contractual obligations

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have limited cash. There are no assurances that we will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Going Concern

The Company's financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital of $ 1,374,030, has an accumulated deficit of $10,784,730, has cash used in operating activities of continuing operations $1,539,178 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Revenue

For the year ended December 31, 2015, we had revenue of $49,139 from sales of our products, as compared to revenue of $0 for the year ended December 31, 2014.  This is primarily due to our start up business operations and our change in business operations in early 2014.

Cost of Revenue

For the year ended December 31, 2015, we had cost of revenue of $50,387 from sales of our products, as compared to cost of revenue of $0 for the year ended December 31, 2014.  This is primarily due to our start up business operations and our change in business operations in early 2014.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2015 our research and development expenses were $571,455 as compared to $0 for the year ended December 31, 2014. The increase for the year ended December 31, 2015 was due to change in business operations.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2015 and 2014 were $9,475,723 and $505,729 respectively.  The increase for the year ended 2015 was due to our change in business operations and increases in salary, insurance, consulting fees, legal fees, stock based compensation and impairment expenses.

Depreciation Expenses

For the year ended December 31, 2015 our depreciation expenses were $1,119, as compared to $0 for the year ended December 31, 2014. This is due to new assets acquired during 2015.

Other Income and Expenses

Our interest expenses for the years ending in 2015 and 2014 were $43,221 and $32,522 respectively. The increase for the year ended 2015 was due to the issuance of a $400,000 convertible note.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Recent Accounting Pronouncements

Note 3 to our audited consolidated financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Foreign Currency Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.   Financial Statements and Supplementary Data

Our financial statements and related explanatory notes can be found on the "F" Pages at the end of this Report.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, which is comprised of one person holding the offices of President, Chief Executive Officer, Chief Financial Officer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's procedures and internal control over financial reporting as of December 31, 2015. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company's management concluded that the Company's internal controls over financial reporting were not effective in that there were material weaknesses as of December 31, 2015.  See, Inherent Limitations of Internal Controls for discussion of material weaknesses.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION

Dr. George E. Anastassov	52	Chairman, Chief Executive Officer. President, Chief Financial Officer, Secretary
Dr. Philip A. Van Damme	62	Director, Chief Scientific Officer
Lekhram Changoer	49	Director, Chief Technology Officer

The background of our executive officers, key employees and directors is as follows:

Dr. George E. Anastassov - Chairman of the Board, Chief Executive Officer. President, Chief Financial Officer, Secretary

Dr. George E. Anastassov is the Chief Executive Officer, Chief Financial Officer and the Secretary of AXIM Biotechnologies, Inc. as of May 2014. Prior to that Dr. Anastassov was one of the founders and the CEO of CanChew Biotechnologies, LLC in 2012. Dr. Anastassov is also one of the founders and a Board Member and a general partner of Sanammad Foundation and Sanammad Pharmaceuticals; both companies originated and located in The Netherlands since 2009 and 2014, respectively. He is one of the developers of the first-in-the-world cannabinoid-containing chewing gum-based delivery system.  Dr. Anastassov possesses Medical and Dental Doctorates as well as an Executive MBA. Dr. Anastassov has been recognized in "Who"s Who in Medicine" as well as "Who's Who in Business Professionals" numerous times. He is the recipient of multiple national and international professional and humanitarian awards. Dr. Anastassov has been actively involved in Research and Development in Medicine and Biotechnologies since 1987.

Dr. Philip A. Van Damme, DMD MD PhD - Director, Chief Scientific Officer

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

Lekhram Changoer - Director, Chief Technology Officer

Lekhram Changoer is the Chief Technology Officer of AXIM Biotechnologies, Inc. as of May 2014. He holds a Bachelor's Degree in Analytical/Organic Chemistry and a Master's Degree in Organic Chemistry. He was one of the founders of CanChew Biotechnologies, LLC in 2012 and is board member and partner of Sanammad Foundation and Sanammad Pharmaceuticals BV; both companies originated and located in The Netherlands since 2009 and 2014, respectively. He is the originator of multiple patents including patent-pending technology on chewing gum compositions comprising cannabinoids, together with his Sanammad partners. He has over 20 years of experience in the area of Sales & Marketing, R&D, product development, and quality assurance of technical, consumer healthcare and pharmaceutical products - all servicing European and other international markets. During his career he has co-founded different intellectual property-based pharmaceutical and dental companies in different stages from clinical development to the global sales of registered products.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are completed by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings and regular, weekly teleconference meetings during the fiscal year ended December 31, 2015.  All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

As the board of directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K except its chief financial officer.  In general, an "audit committee financial expert" is an individual member of the audit committee who:

-	understands generally accepted accounting principles and financial statements,

-	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

-	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

-	understands internal controls over financial reporting, and

-	understands audit committee functions.

Director Nominees

The Company does not have a nominating committee. The board of directors, sitting as a board, selects those individuals to stand for election as members of our board. Since the board of directors does not include a majority of independent directors, the decision of the board as to director nominees is made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual board of directors' meeting at which the slate of board nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified the board reviews the individual's experience and background, and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted for shareholders for election to the board.

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

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission's related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has not adopted a code of ethics at this time but intends to do so.

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2015.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Advisory Board

On October 15, 2014, our Board of Directors created an Advisory Board to advise the Board on certain matters and decisions.  The members of the Company's Advisory Board will serve at the pleasure of the Board.  Also, on October 15, 2014, the Board appointed Professors Dr. Jonn Zajicek MD, PhD and Renger Witkamp, PhD to our Advisory Board.  On December 11, 2014, the Board appointed Dr. Arno Hazekamp, PhD,  Mr. Warren C. Hutchins and Dr. Murad A. Sunalp, MD, BM, BCh, MBA our Advisory Board.  On March 18, 2015, the Board appointed Professor Dr. Jacques F. Meis, MD, PhD to our Advisory Board. On June 18, 2015 the Board appointed Mr. Marvin Washington to our Advisory Board.  On January 20, 2016 the Board appointed Mr. Seth Yakatan to its Advisory Board.

Item 11.  Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

						Non-Equity	Nonqualified	All
Name and					Warrant	Incentive	Deferred	Other
Principal				Stock	/ Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Dr. George E. Anastassov	2015	240,000	0	0	0	0	0	606,625	$846,625
Chairman, Chief Executive Officer. President, Chief Financial Officer, Secretary	2014	140,000	0		0	0	0	0	$140,000

Dr. Philip A. Van Damme	2015	0	0	0	0	0	0	1,500	$1,500
Director, Chief Scientific Officer	2014	0	0	0	0	0	0	0	0

Lekhram Changoer	2015	120,000	0	0	0	0	0	15,000	$135,000
Director, Chief Technology Officer	2014	0	0	0	0	0	0	0	0

Employment Agreements

On June 13, 2014, we entered into a 12 month employment agreement, at a compensation rate of $240,000 annually, with Dr. George E. Anastassov to serve as our Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party.  Following 12 months of continuous employment, Dr. Anastassov will receive either; at the sole option of the Company, 500,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company's common stock immediately preceding the grant date, as quoted on Yahoo Finance.com.  Following 15 months of continuous employment, and every three (3) months thereafter, Dr. Anastassov will receive either, at the sole option of the Company, 125,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company's commons stock immediately preceding the grant date, as quoted on Yahoo Finance.com.

Effective January 1, 2016, we entered into a 12 month employment agreement, at a compensation rate of $126,000 annually, with Lekhram Changoer to serve as our Chief Technology Officer.  Following 3 months of continuous employment, and every three months thereafter, Mr. Changoer will receive either; at the sole option of the Company, 120,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company's common stock immediately preceding the grant date, as quoted on Yahoo Finance.com.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2015:

    (i) each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
    (ii) each of our officers and directors; and
    (iii) all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.  As at December 31, 2015, there were 39,633,706 shares of our common stock issued and outstanding.

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Dr. George E. Anastassov (1)	(6)	(6)

Common Stock	Dr. Philip A. Van Damme (1)	(7)	(7)

Common Stock	Lekhram Changoer(1)	(9)	(9)

Common Stock	MJNA Investment Holdings, LLC(2)	14,943,650(4)	37%

Common Stock	Sanammad Foundation(3)	14,613,650(5)	37%

Common Stock	CanChew Biotechnologies, LLC(8)	5,826,706(9)	15%

Common Stock	All Directors and Officers as a Group	14,613,650(5)	37%

(1) The address is: 18 East 50th Street, 5th Floor, New York, NY 10022.

(2) The address is:  12255 Crosthwaite Circle, Poway, CA 92064.

(3) The address is: Bijleveldsingel 89, Nijmegen, 6521AP, Netherlands

(4) MJNA Investment Holdings, LLC holds 14,943,650 shares of our common stock and 500,000 shares of our undesignated preferred stock.

(5) Sanammad Foundation holds 14,613,650 shares of our common stock and 500,000 shares of our undesignated preferred stock.

(6) Mr. Anastassov is a 1/3 owner and control person of Sanammad Foundation which holds 14,613,650 shares of our common stock and 500,000 shares of our undesignated shares of our preferred stock.  Mr. Anastassov is a 1/3 owner and control person of Treo Holdings, LLC which holds 1,000,000 shares of our Series A Preferred Stock.

(7) Mr. Van Damme is a 1/3 owner and control person of Sanammad Foundation which holds 14,613,650 shares of our common stock and 500,000 shares of our undesignated shares of our preferred stock.

(8) The address is: 560 Sylvan Avenue, 3rd Floor, Englewood Cliffs, NJ  07632.

(9) Mr. Changoer is a 1/3 owner and control person of Sanammad Foundation which holds 14,613,650 shares of our common stock and 500,000 shares of our undesignated shares of our preferred stock. Mr. Changoer is a 1/3 owner and control person of Treo Holdings, LLC which holds 1,000,000 shares of our Series A Preferred Stock.

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

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.  This brings the total amount due to shareholder to $55,000 as of December 31, 2015, including convertible loan.

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

On June 25, 2014, the Company received a non interest bearing advance from CanChew Biotechnologies, LLC (CCB) of $30,000 to pay the down payment on its D & O liability insurance. In addition the Company during 2014 was advanced an additional $35,775 for operating expenses principally for the owner's salary. For the year ended December 31, 2015 the Company received additional advance of $1,020,135 for operation expenses.  The advance is non-interest bearing and is due on demand. The total outstanding due to related party as of December 31, 2015 and 2014 is $1,085,910 and $65,775, respectively.

Board of Directors Independence

None of the Company's directors is "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization.  The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include "independent" directors.

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

Effective May 16, 2014, we approved Michael F. Albanese, as the Company's primary auditor to review the Company's financial statements for the quarter ended March 31, 2014.   Michael F. Albanese was dismissed as our primary auditor on July 16, 2014.  Michael F. Albanese did not issue an audit report on the financial statements of the Company.

Appointment of Auditors

On July 16, 2014, we engaged RBSM, LLP as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2015 and 2014

Audit Fees

RBSM, LLP, billed us $34,500 and $23,500 in audit fees during the years ended December 31, 2015 and 2014.

Michael F. Albanese billed us $3,000 in review fees during the year ended December 31, 2014.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2015 and 2014.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2015 and 2014.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2015 and 2014, and for the years then ended, none of the hours expended on any of our primary auditor's engagement to audit those financial statements were attributed to work by persons other than our primary auditor's full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm - RBSM, LLP

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Changes in Shareholders' Deficit for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	Form Type	Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/14

By-laws.	3.2	10-Q	11/14/14

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.3	10-Q	11/14/14

Employment Agreement effective June 13, 2014, by and between the Company and Dr. George E. Anastassov.	10.1	10-K	4/14/15

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

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

Signatures	Title	Date

/s/ Dr. George E. Anastassov Dr. George E. Anastassov	Chairman	April 14, 2016

/s/ Dr. Philip A. Van Damme Dr. Philip A. Van Damme	Director	April 14, 2016

/s/ Lekhram Changoer Lekhram Changoer	Director	April 14, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AXIM Biotechnologies, Inc.

We have audited the accompanying consolidated balance sheets of AXIM Biotechnologies, Inc. (formerly AXIM International, Inc.) (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXIM Biotechnologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the accompanying consolidated financial statements, the Company has suffered loss from operations and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY
April 14, 2016

F-1 |

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$134,170	$661,128
Inventory	200,784	-
Reservation fee deposit	65,170	-
Prepaid expenses	777,657	72,329
Loan receivable	5,000	5,000
Total current assets	1,182,781	738,457

Property & Equipment, net of accumulated depreciation of $1,119	15,661	-

Other Assets:
Acquired intangible asset - intellectual property licensing agreement	63,167	-
Total other assets	63,167	-

TOTAL ASSETS	$1,261,609	$738,457

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$392,937	$144,385
Due to shareholder	5,000	5,000
Convertible loan	50,000	50,000
Due to first insurance funding	22,964	54,020
Due to related party	1,085,910	65,775
Promissory note - related party	1,000,000	1,000,000
Total current liabilities	2,556,811	1,319,180

Long-term liabilities:
Convertible note payable	400,000	-
Total long-term liabilities	400,000	-

TOTAL LIABILITIES	2,956,811	1,319,180

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred stock, $0.0001 par value, 1,000,000 shares
designated, 1,000,000 and 0 shares issued and outstanding; respectively.	100	-
Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value, 300,000,000 shares authorized
39,633,706 and 33,000,000 shares issued and outstanding, respectively;	3,963	3,300
Additional paid in capital	9,032,865	107,841
Common stock to be issued	52,500	-
Accumulated deficit	(10,784,730)	(691,964)

TOTAL STOCKHOLDERS' DEFICIT	(1,695,202)	(580,723)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,261,609	$738,457

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Consolidated Statement of Operations

	For the	For the
	Year ended	Year ended
	December 31, 2015	December 31, 2014

Revenues	$49,139	$-

Cost of goods sold	50,387	-

Gross loss	(1,248)	-

Expenses:

Research and development expenses	571,455	-
Selling, General and administrative	9,475,723	505,729
Depreciation	1,119	-

Total operating expenses	10,048,297	505,729

Loss from operations	(10,049,545)	(505,729)

Other (Income) expenses:
Interest expense	43,221	32,522
	43,221	32,522

Loss from Continuing operation before provision of income tax	(10,092,766)	(538,251)
Provision for income tax	-	-

LOSS FROM CONTINUING OPERATION	(10,092,766)	(538,251)
LOSS FROM DISCONTINUED OPERATION	-	(44,696)

NET LOSS	$(10,092,766)	$(582,947)

Loss per common share from continuing operation- basic and diluted	$(0.27)	$(0.02)
Loss per common share from discontinued operation- basic and diluted	$0.00	$(0.00)
Loss per common share - basic and diluted	$(0.27)	$(0.02)

Weighted average common shares outstanding - basic and diluted	37,054,770	33,000,000

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.
Consolidated Statement of Stockholders' Deficit
For the Years ended December 31, 2014 and 2015

						Series A Convertible
	Common Stock		Preferred Stock			Preferred Stock	Common Stock	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	to Be Issued	Paid In Capital	Deficit	Total
Balance at December 31, 2013	33,000,000	$3,300	1,000,000	$100	0	$-	$-	$11,700	$(109,017)	$(93,917)

Forgiveness of debt	-	-	-	-	-	-	-	96,141	-	96,141

Net Loss	-	-	-	-	-	-	-	-	(582,947)	(582,947)

Balance at December 31, 2014	33,000,000	$3,300	1,000,000	$100	0	$-	$-	$107,841	$(691,964)	$(580,723)

Common stock issued for consulting services	162,000	16	-	-	-	-	-	122,384	-	122,400

Common stock issued for acquisition of intangible assets and inventory	5,826,706	582	-	-	-	-	-	982,680	-	983,262

Common stock issued for officer's compensation	625,000	63	-	-	-	-	-	550,062	-	550,125

Fair value of convertible note for consulting services over the value of note	-	-	-	-	-	-	-	2,000,000	-	2,000,000

Fair value of series "A" convertible preferred stock issued for consulting services	-	-	-	-	1,000,000	100		5,249,900	-	5,250,000

Common stock issued for cash	20,000	2	-	-	-	-	-	19,998	-	20,000

Common stock to be issued for officer's compensation	-	-	-	-	-	-	52,500			52,500

Net Loss	-	-	-	-	-	-	-	-	(10,092,766)	(10,092,766)

Balance at December 31, 2015	39,633,706	$3,963	1,000,000	$100	1,000,000	$100	$52,500	$9,032,865	$(10,784,730)	$(1,695,202)

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Consolidated Statements of Cash Flows

	For the	For the
	Year ended	Year ended
	December 31.	December 31.
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,092,766)	$(582,947)
Loss from discontinued operations	-	44,696
Loss from continuing operations	(10,092,766)	(538,251)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses incurred by related party on behalf of the Company, net	11,134	65,775
Impairment loss	652,265	-
Inventory written off	20,845	-
Depreciation expense	1,119	-
Amortization of prepaid services	1,663,562	-
Amortization of prepaid insurance	116,110	-
Stock based compensation	5,975,025	-

Change in operating assets and liabilities:
License fee receivable	-	(4,000)
Accounts payable and accrued expenses	248,552	145,786
Inventory	46,202	-
Reservation fee deposit	(65,170)	-
Prepaid insurance	(85,000)	(72,329)
Due to first insurance funding	(31,056)	54,020

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATION	(1,539,178)	(348,999)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATION	-	10,000
NET CASH USED IN OPERATING ACTIVITIES	(1,539,178)	(338,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(16,780)	-
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATION	(16,780)	-
	-	-
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATION
NET CASH USED IN INVESTING ACTIVITIES	(16,780)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance - Sanammad Foundation, Inc.	-	(5,000)
Issuance of Common Stock for Cash	20,000	-
Loan proceeds from shareholder	-	5,000
Proceeds from promissory note - related party	-	1,000,000
Proceeds from due to related party	1,009,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATION	1,029,000	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATION	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,029,000	1,000,000

NET CHANGE IN CASH	(526,958)	661,001
CASH BALANCES
Beginning of period	661,128	127
End of period	$134,170	$661,128
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$2,217	$-
Income taxes-net of tax refund	$406	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Excess fair value of convertible note issued for prepaid services	$2,000,000	$-
Convertible Series A Preferred stock issued for consulting services	$5,250,000
Convertible Note issued for prepaid services	$400,000	$-
Acquisition of Intellactual property/inventory through subsidiary acquisition	$983,262	$-
Gain on settlement of debt transferred to additional paid in capital	$-	$96,141
Prepaid insurance paid by related party	$-	$65,775

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(FORMERLY AXIM INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31. 2015 and 2014

NOTE 1:  ORGANIZATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc.  On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations.  The Company's principal executive office is located at 18 East 50th Street, 5th Floor, New York, NY 10022.   On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc.  This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 1, 2015 the Company acquired 100% interest in Can Chew License Company a Nevada incorporated licensing Company, through the exchange of its 5,826,706 shares of common stock.

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

NOTE 2:  BASIS OF PRESENTATION:

The audited consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2015 and 2014 have been prepared in accordance with United States generally accepted accounting principles ("US GAAP").

On June 9, 2014, the board of directors of the Company adopted a resolution approving a certificate of amendment to the Company's Articles of Incorporation to: (i) change the name of the Company to "AXIM Biotechnologies, Inc.;" and (ii) increase in the number of authorized shares of common stock of the Company from one hundred ninety five million (195,000,000) shares of common stock, par value $0.0001 per share, to three hundred million (300,000,000) shares of common stock, par value $0.0001 per share.

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

Inventory

Inventory consists of finished goods available for sale owned by the Company and is stated at the lower of cost or market. During the year ended December 31, 2015, the Company written off inventory worth $20,845. As of December 31, 2015 the inventory totaled $200,784 and the shelf life of the inventory is set to expire on February 6, 2017.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the year ended December 31, 2015 the Company recorded $1,119 of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. During the year ended December 31, 2015 the Company incurred an impairment loss of $652,265. Intangible assets as of December 31, 2015 amounted to $63,167 net of accumulated impairment losses of $652,265.

Revenue Recognition

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment.

Revenues from continuing operations recognized for the year December 31, 2015 and 2014 amounted to $49,139 and $0, respectively.  Revenues recognized from discontinued operations for the year ended December 31, 2015 and 2014 amounted to $0 and $10,000, respectively.

Principles of consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of December 31, 2015 and 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Income taxes

The Company follows Section 740-10, Income tax ("ASC 740-10") Fair Value Measurements and Disclosures of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including reversals of any existing taxable temporary differences, projected future taxable income, tax planning strategies, and the results of recent operations. If the Company determines that it would be able to realize a deferred tax asset in the future in excess of any recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2015 and 2014.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 Earnings Per Share ("ASC 260-10") of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and the member potentially outstanding during each period. In periods when a net loss is experienced, only basic net loss per share is calculated because to do otherwise would be anti-dilutive.

Stock Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products to the customers including buying and transportation costs.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $571,455 and $0 for the years ended December 31, 2015 and 2014.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently issued accounting standards

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company's net deferred tax assets.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting." This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows. Management's evaluations regarding the events and conditions that raise substantial doubt regarding the Company's ability to continue as a going concern have been disclosed in Note 9.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation " Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2015 and 2014:

December 31, 2015	December 31, 2014

Prepaid service contract	$736,438	$-
Prepaid insurance contract	41,219	72,329
	$777,657	$72,329

For the years ended December 31, 2015 and 2014 the Company recognized amortization expense of $1,779,672 and $77,671, respectively.

NOTE 5: RESERVATION FEE DEPOSIT

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the company an exclusive right to purchase the building land. Starting in October 2015 the second reservation period was extended for a period of twelve (12) months expiring September 2016. If the company proceeds to purchase the building land the reservation fee will be offset against the purchase price. The Company is not entitled to a refund of the reservation fee if the current agreement in terminated by the Company in the event of insolvency or a moratorium on the transfer or assignment of rights or in the event of a failure to notify or notify on time. The agreement is not transferable. The rights and obligations of this agreement cannot be assigned. The municipality is entitled to terminate the agreement by means of a registered letter if during the reservation period compelling objections exist or arise, or through the insolvency of the Company.

NOTE 6:  PROMISSORY NOTE - RELATED PARTY

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

The following table summarizes promissory note payable as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Promissory note payable, due on demand, interest at 3% and 7%, respectively.	$1,000,000	$1,000,000
Accrued interest	$57,726	28,053
	$$1,057,726	$1,028,053

For the years ended December 31, 2015 and 2014 the Company recognized interest expense of $29,673 and $28,053, respectively, included in Accounts payable and accrued liabilities.

NOTE 7: STOCKHOLDERS' DEFICIT

Preferred stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, of which 1,000,000 shares were designated as Series A Convertible Preferred Stock.

Undesignated Preferred stock

As of December 31, 2015 and 2014, the Company had 1,000,000 shares of undesignated preferred stock issued and outstanding.

Series A Convertible Preferred stock

Each share of Series A Convertible Preferred Stock is convertible into 5 shares of Company's common stock.

As of December 31, 2015 and 2014, the Company had 1,000,000 and 0; respectively, shares of Series A convertible preferred stock issued and outstanding.

Liquidation Preference:

In the event of any liquidation, dissolution or winding up of the company, whether voluntary or involuntary (a "Liquidation"), the assets of the company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred stock shall be entitled to receive , prior to the holders of the other series preferred stock and prior and in preference to any distribution of the assets or surplus funds of the company to the holders of any other shares of stock of the company by reason of their ownership of such stock: (i) all shares of common stock an any subsidiary of the company which are held by the company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share.

Voting Rights:

Those holders of the company's preferred shares shall have one hundred (100) votes per share of preferred stock held.

On March 26, 2015 the Board of Directors approved the issuance of 1,000,000 shares of series A convertible preferred stock. to Sanammad Foundation USA a related party of the company. On May 15, 2015 Sanammad Foundation USA transferred the 1,000,000 shares of series A convertible preferred stock to Treo Holdings, LLC a related party of the company. Treo Holdings, LLC provided the company with consultancy services including corporate planning and restructuring of the organization. Each share of series A convertible preferred stock can be converted at the option of the holder and subject to notice requirements at any time, into five shares of the company's common stock. The Company calculated fair value of the convertible series A convertible preferred stock at $5,250,000 and recorded as compensation expense.

Common stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2015 and 2014, the Company had 39,633,706 and 33,000,000 shares of common stock issued and outstanding, respectively.

On January 15, 2015, the Company issued 18,000 shares of common stock as compensation for services performed for the Company by certain directors of the Company. The fair value of the underlying stock on the date of issuance was at $2.00 per share. The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. For the year ended December 31, 2015, the Company recorded $36,000 of compensation expense in the accompanying consolidated financial statements.

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On June 13, 2015, following twelve (12) months of continuous employment the Company issued 500,000 restricted shares of the Company's common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. For the year ended December 31, 2015, the Company recorded $473,000 of compensation expense in the accompanying consolidated financial statements. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company's common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. On October 28, 2015 the board of directors approved the issuance of the stock grant. As of December 31, 2015 the company recorded $77,125 of compensation expense in the accompanying consolidated statement of operations. On December 13, 2015 the Company was obligated to issue 125,000 restricted shares of the Company's common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of December 31, 2015 the Company accrued $52,500 of compensation expense in the accompanying consolidated financial statements, the shares were issued subsequently.

On May 1, 2015 the Canchew License Company entered into a licensing agreement with CanChew Biotechnologies, LLC ("Canchew").  The agreement provides that in exchange for its' intellectual property and inventory, Canchew will receive 5,826,706 restricted shares of the Company common stock and sliding scale royalties based on gross receipts. Management has determined the cost of the licensing agreement of $715,432 and inventory of $267,830 on the basis of lower of cost incurred or market value.  For the year ended December 31, 2015 the Company recorded an impairment loss of $652,265.

On July 14, 2015 the Board of Directors of the Company approved the issuance of 20,000 restricted common stock pursuant to the Common Stock Purchase Agreement "Agreement" which is selling, on a best efforts basis, up to $3,000,000 worth of the Company common stock, $0.0001 par value at a purchase price of $1.00 per share. The purchase price of the underlying stock on the date of issuance was $1.00 per share. During the year ended December 31, 2015 the Company received $20,000 from the investor in exchange for 20,000 restricted common shares of the Company.

On December 29, 2015 the Board of Directors of the Company approved the issuance of 144,000 unrestricted shares of common stock as compensation for services performed for the Company by certain consultants of the Company. The fair value of the underlying stock on the date of issuance was at $0.60 per share.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. For the year ended December 31, 2015, the Company recorded $86,400 of compensation expense in the accompanying consolidated financial statements.

NOTE 8:  RELATED PARTY TRANSACTIONS

Effective November 26, 2012, the Company entered into a separate Convertible Loan Agreement with its ex-President, under which it borrowed $50,000, in the form of a non-interest bearing note.  The Company used the proceeds of this loan to fund the purchase of license rights under the November 26, 2012, agreement with Omega Research Corporation. The note was transferred to an outside party Cross & Company, Inc. in 2015. The loan is convertible into common stock at $0.10 per share at the option of the lender any time after February 28, 2013. As of December 31, 2015 the loan has not been converted.

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.  This brings the total amount due to shareholder to $55,000 as of December 31, 2015, including convertible loan.

On August 8, 2014, the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (The owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect.  For the year ended December 31, 2015 and 2014 the Company charged $29,673 and $28,053, respectively as interest expenses to operation (refer note 6).

On June 25, 2014, the Company received a non interest bearing advance from CanChew Biotechnologies, LLC (CCB) of $30,000 to pay the down payment on its D & O liability insurance. In addition the Company during 2014 was advanced an additional $35,775 for operating expenses principally for the owner's salary. For the year ended December 31, 2015 the Company received additional advance of $1,020,135 for operation expenses.  The advance is non-interest bearing and is due on demand. The total outstanding due to related party as of December 31, 2015 and 2014 is $1,085,910 and $65,775, respectively.

NOTE 9:  GOING CONCERN

The Company's consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the  consolidated financial statements, the Company has negative working capital of $ 1,374,030, has an accumulated deficit of $10,784,730, has cash used in operating activities of continuing operations $1,539,178 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 10:  DUE TO FIRST INSURANCE FUNDING

The Company financed the purchase of its D & O insurance with a note due to First Insurance Funding.  The principal amount financed was $120,000. Interest is due on the unpaid balance at a rate of 6.189% per annum.  The total amount of interest due under the terms of the note is $3,116. The term of the note is for nine months commencing August 25, 2014.  Payments are due for nine installments in the amount of $13,680 each, which includes principal and interest, commencing August 25, 2014. The total outstanding due to First Insurance Funding as of December 31, 2015 and 2014 is $0 and $54,020, respectively.

The Company financed the purchase of its D & O insurance renewal with a note due to First Insurance Funding.  The principal amount financed was $85,000 during the year ended December 31, 2015. Interest is due on the unpaid balance at a rate of 5.25% per annum.  The total amount of interest due under the terms of the note is $1,496. The term of the note is for nine months commencing July 25, 2015.  Payments are due for nine installments in the amount of $7,722 each, which includes principal and interest, commencing July 25, 2015. The total outstanding due to First Insurance Funding as of December 31, 2015 and 2014 is $22,964 and $0, respectively, is included under prepaid expenses.

NOTE 11: CONVERTIBLE NOTE PAYABLE

On April 21, 2015 the Company entered into a one year consultancy agreement with Cross & Company an independent contractor terminating on April 21, 2016. In exchange for these consultancy services the Company agreed to pay Cross & Company $400,000 payable by the issuance of a convertible note at a rate of 4% per annum at the conversion price of $0.10 per share. Interest shall accrue until the maturity date, April 21, 2025 at which time all principal and interest accrued shall be due and payable. The holder of the note has the right, at the holder's option, at any time prior to payment in full of the principal balance in whole or in part, into fully paid and nonassessable "S-8 shares" of the company's common stock pursuant to a Stock Incentive Plan (see note 12). As of December 31, 2015 the loan has not been converted. For the year ended December 31, 2015 the Company accrued interest in the amount of $11,197. The Company calculated fair value of the convertible note at $2,400,000 as prepaid expenses and the excess value of $2,000,000 over the value of note was credited to additional paid in capital. The prepaid expense was amortized over the period of twelve month of service. During the year ended December 31, 2015, the Company amortized $1,663,562. As of December 31, 2015, the total unamortized prepaid expense of $736,438 is included in prepaid expenses (note 4).

NOTE 12: STOCK INCENTIVE PLAN

Effective May 29, 2015 the company adopted a stock incentive plan under which eligible persons or vendors whom provide the company services may be afforded an opportunity to acquire an equity interest in the company in exchange for those services provided. The Company has reserved 10,000,000 shares of its common stock for issuance under this plan.

NOTE 13:  COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement's effective date is June 1, 2014. The initial term of the agreement is one year.  The agreement renews each year until terminated by the Company or Dr. Anastassov. Cash remuneration is $20,000 per month payable bi-monthly.

On November 15, 2014 the Company and Municipality of Almere, the province of Flevoland, The Netherlands entered into a "reservation agreement" whereas the Company is interested in the construction of a manufacturing facility for the production of a new pharmaceutical, nutraceutical and consumer products as well as a center for R&D, on the plots of building and land located at Lagekant, the Netherlands. The reservation agreement is for a term of one year and expires on November 15, 2015. The Company must notify the Municipality of Almere whether or not it wishes to be considered for the purchase of the building and land on or before the end of the reservation agreement. If the municipality has not received notification on time before the end of the reservation period whether it wishes to purchase the building and land and also does not receive notification during the three (3) working days following said date, the right to reservation of the Company lapses. The municipality is then fully at liberty to offer the building land to any other prospective purchasers. The Company is entitled to terminate this agreement in writing without this giving rise to any payment obligation. The Company incurred a reservation fee after February 15, 2015 in the amount of $65,170. The purchase price has been determined to be $985,680 Euros exclusive of VAT and transfer taxes.  The land parcel is 6000 square meters. The Company made the reservation payment on October 14, 2015 in the amount of $32,480 and the remaining balance of $32,690 was paid on October 15, 2015 (Note 5).

NOTE 14:  INCOME TAXES

The Company utilizes ASC 740 "Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended December 31, 2015, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $3,600,000, which   will expire on various dates in the next twenty (20) years. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company's ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

 The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the period ended  December 31, 2015 and 2014 as follows:

	2015	2014
Statutory federal income tax rate	(35.0%)	(35.0%)
Statutory state and local income tax rate (8.25%), net of federal benefit	(5.4%)	(5.4%)
Change in valuation allowance	(40.4%)	(40.4%)
Effective tax rate	0.00%	(0.00%)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

	2015	2014
Deferred tax assets :
	-
Net operating loss carry forward	$1,443,800	$278,100
Less: valuation allowance	(1,443,800)	(278,100)
Net deferred tax asset	$-	$-

NOTE 15: SUBSEQUENT EVENT

Effective January 1, 2016, the Company entered into a 12 month employment agreement, at a compensation rate of $126,000 annually, with Lekhram Changoer to serve as our Chief Technology Officer.  Following 3 months of continuous employment, and every three months thereafter, Mr. Changoer will receive either; at the sole option of the Company, 120,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company's common stock immediately preceding the grant date, as quoted on Yahoo Finance.com.

)