Form 10-K/A
period 2015-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2016-04-18
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment #1)

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

DOCUMENTS INCORPORATE BY REFERENCE: None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") for the Year ended December 31, 2015, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Signatures	Title	Date

/s/ Dr. George E. Anastassov Dr. George E. Anastassov	Chairman	April 15, 2016

/s/ Dr. Philip A. Van Damme Dr. Philip A. Van Damme	Director	April 15, 2016

/s/ Lekhram Changoer Lekhram Changoer	Director	April 15, 2016