Form 10-Q
period 2016-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2016-05-23
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,762,659 shares of common stock, par value $0.0001 per share, outstanding as of May 23, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

Page

Condensed Consolidated Balance Sheet as of March 31, 2016 (unaudited) and December 31, 2015	F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited):	F-3

Condensed Consolidated Statement of Changes in Shareholders' Deficit for the three months ended March 31, 2016 (unaudited).	F-4

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited).	F-5

Notes to Condensed Consolidated Financial Statements (unaudited).	F-6

F-1

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash	$170,969	$134,170
Inventory	177,660	200,784
Reservation fee deposit	65,170	65,170
Prepaid expenses	158,109	777,657
Loan receivable	5,000	5,000
Total current assets	576,908	1,182,781

Property & Equipment, net of accumulated depreciation of $1,958 and $1,119, respectively.	14,822	15,661

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Total other assets	63,167	63,167

TOTAL ASSETS	$654,897	$1,261,609

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$455,105	$392,937
Due to shareholder	5,000	5,000
Convertible loan	50,000	50,000
Due to first insurance funding	7,688	22,964
Due to related party	1,315,910	1,085,910
Promissory note - related party	1,000,000	1,000,000
Total current liabilities	2,833,703	2,556,811

Long-term liabilities:
Convertible note payable	400,000	400,000
Total long-term liabilities	400,000	400,000

TOTAL LIABILITIES	3,233,703	2,956,811

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred stock, $0.0001 par value, 1,000,000 shares
designated, 1,000,000 shares issued and outstanding; respectively	100	100
Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value, 300,000,000 shares authorized
39,762,659 and 39,633,706 shares issued and outstanding, respectively;	3,976	3,963
Additional paid in capital	9,088,475	9,032,865
Common stock to be issued	67,375	52,500
Accumulated deficit	(11,738,832)	(10,784,730)

TOTAL STOCKHOLDERS' DEFICIT	(2,578,806)	(1,695,202)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$654,897	$1,261,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-2

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(unaudited)

	For the	For the
	Three Months ended	Three Months ended
	March 31, 2016	March 31, 2015

Revenues	$14,005	$-

Cost of goods sold	15,214	-

Gross loss	(1,209)	-

Expenses:

Research and development expenses	31,180	62,669
Selling, General and administrative	908,952	426,149
Depreciation	839	-

Total operating expenses	940,971	488,818

Loss from operations	(942,180)	(488,818)

Other (Income) expenses:
Interest expense	11,922	18,128
	11,922	18,128

Loss before provision of income tax	(954,102)	(506,946)
Provision for income tax	-	-

NET LOSS	$(954,102)	$(506,946)

Loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	39,709,864	33,018,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-3

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders' Deficit
For the three months ended March 31, 2016
(unaudited)

						Series A Convertible
	Common Stock		Preferred Stock			Preferred Stock	Common Stock	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Paid In Capital	Deficit	Total
Balance at December 31, 2015	39,633,706	$3,963	1,000,000	$100	1,000,000	$100	$52,500	$9,032,865	$(10,784,730)	$(1,695,202)

Common stock to be issued for officer's compensation	125,000	13	-	-	-	-	(52,500)	52,487	-	-

Common stock to be issued for officer's compensation	-	-	-	-	-	-	67,375	-	-	67,375

Common stock issued for consulting services	3,953	-						3,123		3,123

Net Loss	-	-	-	-	-	-	-	-	(954,102)	(954,102)

Balance at March 31, 2016	39,762,659	$3,976	1,000,000	$100	1,000,000	$100	$67,375	$9,088,475	$(11,738,832)	$(2,578,806)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-4

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	Three Months ended	Three Months ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(954,102)	$(506,946)

Loss from operations	(954,102)	(506,946)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses incurred by related party on behalf of the Company, net	-	(29,011)
Depreciation expense	839	-
Amortization of prepaid services	598,356	-
Amortization of prepaid insurance	21,192	36,986
Stock based compensation	70,498	36,000
Inventory written off	9,659	-

Change in operating assets and liabilities:
Accounts payable and accrued expenses	62,168	37,507
Inventory	13,465	-
Due to first insurance funding	(15,276)	(40,410)

NET CASH USED IN OPERATING ACTIVITIES	(193,201)	(465,874)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to related party	230,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	230,000	-

NET CHANGE IN CASH	36,799	(465,874)
CASH BALANCES
Beginning of period	134,170	661,128
End of period	$170,969	$195,254
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$179	$-
Income taxes-net of tax refund	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued against CS to be issued	$52,500	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
F-5

AXIM BIOTECHNOLOGIES, INC.
(FORMERLY AXIM INTERNATIONAL, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

NOTE 2:  BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2016, and for the three months period ended March 31, 2016 and 2015 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of March 31, 2016 (unaudited) and December 31, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods. Actual results could differ from these estimates.

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Inventory

Inventory consists of finished goods available for sale owned by the Company and is stated at the lower of cost or market.  During the three months ended March 31, 2016, the Company written off inventory worth $9,659.  As of March 31, 2016 the inventory totaled $177,660 and the shelf life of the inventory is set to expire on February 6, 2017.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the three months ended March 31, 2016 the Company recorded $839 of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment.  Intangible assets as of March 31, 2016 amounted to $63,167 net of accumulated impairment losses of $652,265.

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

Revenues from continuing operations recognized for the three months ended March 31, 2016 and 2015 amounted to $14,005 and $0, respectively.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of March 31, 2016 and 2015. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2016 and December 31, 2015.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $31,180 and $62,669 for the three months ended March 31, 2016 and 2015.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently issued accounting standards

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Prepaid service contract	$138,082	$736,438
Prepaid insurance contract	20,027	41,219
	$158,109	$777,657

For the three months ended March 31, 2016 and 2015 the Company recognized amortization expense of $619,548 and $36,986, respectively.

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

The following table summarizes promissory note payable as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Promissory note payable, due on demand, interest at 3% and 7%, respectively.	$1,000,000	$1,000,000
Accrued interest	65,343	57,726
	$1,065,343	$1,057,726

For the three months ended March 31, 2016 and 2015 the Company recognized interest expense of $7,617 and $17,500, respectively, included in Accounts payable and accrued liabilities.

NOTE 7: STOCKHOLDERS’ DEFICIT

Preferred stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, of which 1,000,000 shares were designated as Series A Convertible Preferred Stock.

Undesignated Preferred stock

As of March 31, 2016 and December 31, 2015, the Company had 1,000,000 shares of undesignated preferred stock issued and outstanding.

Series A Convertible Preferred stock

Each share of Series A Convertible Preferred Stock is convertible into 5 shares of Company’s common stock.

As of March 31, 2016 and December 31, 2015, the Company had 1,000,000 shares of Series A convertible preferred stock issued and outstanding.

Liquidation Preference:

In the event of any liquidation, dissolution or winding up of the company, whether voluntary or involuntary (a “Liquidation”), the assets of the company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred stock shall be entitled to receive , prior to the holders of the other series preferred stock and prior and in preference to any distribution of the assets or surplus funds of the company to the holders of any other shares of stock of the company by reason of their ownership of such stock: (i) all shares of common stock an any subsidiary of the company which are held by the company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share.

Voting Rights:

Those holders of the company’s preferred shares shall have one hundred (100) votes per share of preferred stock held.

Common stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2016 and December 31, 2015, the Company had 39,762,659 and 39,633,706 shares of common stock issued and outstanding, respectively.

On January 31, 2016, the Company issued 3,953 shares of common stock as compensation for services performed for the Company by Katan Associates, Inc. The fair value of the underlying stock on the date of issuance was at $0.79 per share. The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. For the three months ended March 31, 2016, the Company recorded $3,123 of compensation expense in the accompanying unaudited condensed consolidated financial statements.

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of March 31, 2016 the Company accrued $67,375 of compensation expense in the accompanying unaudited condensed consolidated financial statements, the shares were issued subsequently.

NOTE 8:  RELATED PARTY TRANSACTIONS

On May 21, 2014, the Company President advanced $5,000 to the Company to fund working capital needs.

On August 8, 2014, the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (The owners of  CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect.  For the three months ended March 31, 2016 and 2015 the Company charged $7,617 and $17,500, respectively as interest expenses to operation (refer note 6).

During the three months ended March 31, 2016 the Company received additional advance of $230,000 for operation expenses from CanChew Biotechnologies, LLC.  The advance is non-interest bearing and is due on demand. The total outstanding due to related party as of March 31, 2016 and December 31, 2015 is $1,315,910 and $1,085,910, respectively.

NOTE 9:  GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $2,256,795 , has an accumulated deficit of $9,088,475, has cash used in operating activities of continuing operations $193,201 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 10:  DUE TO FIRST INSURANCE FUNDING

The Company financed the purchase of its D & O insurance renewal with a note due to First Insurance Funding.  The principal amount financed was $85,000.  Interest is due on the unpaid balance at a rate of 5.25% per annum.  The total amount of interest due under the terms of the note is $1,496. The term of the note is for nine months commencing July 25, 2015.  Payments are due for nine installments in the amount of $7,722 each, which includes principal and interest, commencing July 25, 2015. The total outstanding due to First Insurance Funding as of March 31, 2016 is $7,688.

NOTE 11: CONVERTIBLE NOTE PAYABLE

During the year 2015, the convertible note of $50,000 was transferred from related party to Cross & Company. The loan is convertible into common stock at $0.10 per share at the option of the lender. As of March 31, 2016 the loan is in default and has not been converted.

On April 21, 2015 the Company entered into a one year consultancy agreement with Cross & Company an independent contractor terminating on April 21, 2016. In exchange for these consultancy services the Company agreed to pay Cross & Company $400,000 payable by the issuance of a convertible note at a rate of 4% per annum at the conversion price of $0.10 per share. Interest shall accrue until the maturity date, April 21, 2025 at which time all principal and interest accrued shall be due and payable. The holder of the note has the right, at the holder’s option, at any time prior to payment in full of the principal balance in whole or in part, into fully paid and nonassessable “S-8 shares” of the company’s common stock pursuant to a Stock Incentive Plan (see note 12). As of March 31, 2016 the loan has not been converted. For the three months ended March 31, 2016 the Company accrued interest in the amount of $4,126. The Company calculated fair value of the convertible note at $2,400,000 as prepaid expenses and the excess value of $2,000,000 over the value of note was credited to additional paid in capital. The prepaid expense was amortized over the period of twelve month of service. During the three months ended March 31, 2016, the Company amortized $598,356. As of March 31, 20126, the total unamortized prepaid expense of $138,082 is included in prepaid expenses (note 4).

NOTE 12:  COMMITMENT AND CONTINGENCIES

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

On November 15, 2014 the Company and Municipality of Almere, the province of Flevoland, The Netherlands entered into a “reservation agreement” whereas the Company is interested in the construction of a manufacturing facility for the production of a new pharmaceutical, nutraceutical and consumer products as well as a center for R&D, on the plots of building and land located at Lagekant, the Netherlands. The reservation agreement is for a term of one year and expires on November 15, 2015. The Company must notify the Municipality of Almere whether or not it wishes to be considered for the purchase of the building and land on or before the end of the reservation agreement. If the municipality has not received notification on time before the end of the reservation period whether it wishes to purchase the building and land and also does not receive notification during the three (3) working days following said date, the right to reservation of the Company lapses. The municipality is then fully at liberty to offer the building land to any other prospective purchasers. The Company is entitled to terminate this agreement in writing without this giving rise to any payment obligation. The Company incurred a reservation fee after February 15, 2015 in the amount of $65,170. The purchase price has been determined to be €985,680 exclusive of VAT and transfer taxes.  The land parcel is 6000 square meters. The Company made the reservation payment on October 14, 2015 in the amount of $32,480 and the remaining balance of $32,690 was paid on October 15, 2015 (Note 5).

NOTE 13: SUBSEQUENT EVENT

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

The current operations of the Company include: the research and development of pharmaceutical products, genetically controlled botanical products, and extraction and purification of biomaterials technologies.  Our activities are anticipated to include the following:

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

Conducting of clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease, ulcerative colitis  and Crohn’s disease using innovative, (patent pending) delivery mechanisms containing cannabinoids.

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
-
Completion of a land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification  facility as well as a factory for pharmaceutical, nutriceutical and consumer products preparations as well as an innovative, environmentally-friendly; “box in a box”-design center for R&D and manufacturing..

-
Importation from Italy, Spain, Denmark, the Netherlands and other reputable producers of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic form based on proprietary process (patent pending).

-	Development of sustainable biofuel compositions derived from industrial hemp by-products.

During the next twelve months we anticipate incurring costs related to: (i)   filing Exchange Act reports, and (ii)  contractual obligations.

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

CanChewTM License Agreement

On May 1, 2015, we entered into a 50 year, worldwide, exclusive intellectual property licensing agreement (“Agreement”) with CanChew Biotechnologies, LLC (“CanChew”).  As compensation for the Agreement, CanChew will receive 5,826,706 restricted shares of the Company’s common stock and a royalty fee of approximately 2-3% of all gross sales derived from products produced under the Agreement.  So long as we are in compliance with the Agreement, we have the option to purchase the licensed intellectual property after 5 years at a purchase price equal to fifty percent (50%) of the annual royalty fee paid.

Manufacturing Capabilities

On November 15, 2014, the Company entered into Reservation Agreement with the City of Almere, The Netherlands, whereby the Company was granted an option to purchase 5,328 square meters of land in the City of Almere. The Company intends to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings.  This facility will be fully compliant with GMP, GLP, FDA, EMA and ISO regulations.  The purchase price for the land is 985,680 (Euros) and the Company has until December 2015 to exercise the option free of charge.  The Company exercised the second option period which is to expire September 2016. The Company was required to pay a reservation fee of $65,170 which it paid in October 2015.  Should the Company purchase the land within one year from payment of the reservation fee, the reservation fee will be applied to the against the purchase price of the property.

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

Intellectual Property

Currently, our intellectually property includes trademarks eighteen (18) trademarks (Axim, A Axim Biotech, CanChui, Cannonich, Cannanimals, Oraximax, CannaCoal, CanShu, CanQuit, SuppoCann, OpthoCann, CannBelph, Cannocyn, ReneCann, Clean CannaCoal, CanChew Hemp CBD Gum, CanChew, and HempChew). Corresponding trademark applications for the above marks were filed in various other jurisdictions, some of which received registration, and some of which are pending; six (6) pending patent applications (oral care, ophthalmic, sugar alcohol kneading method, antimicrobial, extraction method, and cosmetic; four (4) of which have entered nonprovisional stage in the U.S. and international stage; and one (1) licensed patent (chewing gum containing cannabinoids) with a continuation filed. We are in the process of developing and filing more patent applications.

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

Employees

As of May 23, 2016, we have 6 full-time employees and 4 part-time employees.  We allow and utilize the services of independent contractors.  We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations.  Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

Comparison of the three months ended March 31, 2016 to March 31, 2015.

For the three month periods ended March 31, 2016 and 2015, our revenues totaled $14,005 from continuing operations and $0 from discontinued operations.  This is due to our start up business operations and our change in business operations in early 2015.

	Three Months Period Ended March 31, 2016	Three Months Period Ended March 31, 2015

Legal and other fees	$52,569	$41,396
Depreciation	839	-
Audit fees	-	2,500
Filing fees	155	679
Office/Other expenses	4,422	5,573
Interest expense	11,922	18,128

Travel and entertainment expenses	3,504	35,088
Advertising and promotions	31,120	62,544
Compensation costs	665,731	36,000
Insurance expense	21,192	37,531
Impairment	9,659	-
Consulting fees	41,392	111,611

Taxes	5,197	5,910
Officer’s salary	60,000	60,000
Research and development	31,180	62,669
Licenses and permits	14,011	27,317
Total	$952,893	$506,946

Our operating expenses for the three month periods ended March 31, 2016 and 2015, were $952,893 and $506,946 respectively.  The increase for the three month period ended March 31, 2016, was due primarily $665,731 of compensation costs.

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

Recently issued accounting standards

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any legal proceedings subject to this Item Number.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 20, 2015, the Company issued 2,000 shares of common stock valued at $4,000 to our President, Dr. George Anastassov as bonus shares.

On July 2, 2015, the Company issued 500,000 shares of common stock valued at $473,000 our President, Dr. George Anastassov pursuant to the terms of his employment agreement with the Company.

On November 9, 2015, the Company issued 125,000 shares of common stock valued at $77,125 to our President, Dr. George Anastassov pursuant to the terms of his employment agreement with the Company.

On December 29, 2015, the Company issued 25,000 shares of  common stock valued at $15,000 to one of our directors, Lekhram Changoer, as bonus shares.

On February 5, 2016, the Company issued 125,000 shares of common stock valued at $52,500 to our president, Dr. George Anastassov as compensation under his employment agreement with the Company.

On March 17, 2016, the Company issued 3,953 shares of common stock valued at $3,123 to Katan Associates, Inc. as compensation pursuant to a consulting contract with the Company.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

The Company intends to use the proceeds from sale of the securities for the operations, research and development and clinical trials, and working capital.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Statements

Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the three months ended March 31, 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	(Form Type)	Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

By-laws.	3.2	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.3	10-Q	11/14/2014

Employment Agreement effective June 13, 2014, by and between the Company and Dr. George E. Anastassov.	10.1	10-K	4/14/2015

Employment Agreement effective January 1, 2016, by and between the Company and Lekhram Changoer.	10.2			X

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: May 23, 2016	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer Principal Financial Officer