Form 10-Q
period 2016-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2016-08-22
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  No  X .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,802,659 shares of common stock, par value $0.0001 per share, outstanding as of August 20, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash	$18,612	$134,170
Inventory	231,704	200,784
Reservation fee deposit	65,170	65,170
Prepaid expenses	83,603	777,657
Loan receivable	5,000	5,000
Total current assets	404,089	1,182,781

Property and equipment, net of accumulated depreciation of $2,797 and $1,119, respectively.	13,983	15,661

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Total other assets	63,167	63,167

TOTAL ASSETS	$481,239	$1,261,609

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$325,720	$324,014
Due to shareholder	5,000	5,000
Convertible loan	-	50,000
Due to first insurance funding	68,000	22,964
Due to related party	1,515,910	1,085,910
Promissory note - related party (including accrued interest of $73,047 and $57,726 respectively)	1,073,047	1,057,726
Total current liabilities	2,987,677	2,545,614

Long-term liabilities:
Convertible note payable	45,000	-
Convertible note payable(including accrued interest of $0 and $11,197 respectively)	265,490	411,197
Total long-term liabilities	310,490	411,197

TOTAL LIABILITIES	3,298,167	2,956,811

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred stock, $0.0001 par value, 1,000,000 shares designated, -0- and 1,000,000 shares issued and outstanding; respectively	-	100

Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100

Common stock, $0.0001 par value, 300,000,000 shares authorized 41,802,659 and 39,633,706 shares issued and outstanding, respectively;	4,180	3,963

Additional paid in capital	10,632,371	9,032,865
Common stock to be issued	173,825	52,500
Accumulated deficit	(13,627,404)	(10,784,730)

TOTAL STOCKHOLDERS' DEFICIT	(2,816,928)	(1,695,202)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$481,239	$1,261,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(unaudited)

	For the	For the	For the	For the
	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$11,241	$12,112	$25,246	$12,112

Cost of goods sold	12,082	-	27,296	-
Gross loss	(841)	12,112	(2,050)	12,112

Expenses:

Research and development expenses	45,049	251,025	76,229	373,927
Selling, general and administrative	444,756	1,321,586	1,353,708	1,687,502
Depreciation	839	-	1,678	-

Total operating expenses	490,644	1,572,611	1,431,615	2,061,429

Loss from operations	(491,485)	(1,560,499)	(1,433,665)	(2,049,317)

Other (Income) expenses:
Loss on extinguishment of debt	1,385,000	-	1,385,000	-
Interest expense	12,087	188	24,009	18,316
	1,397,087	188	1,409,009	18,316

Loss before provision of income tax	(1,888,572)	(1,560,687)	(2,842,674)	(2,067,633)
Provision for income tax	-	-	-	-

NET LOSS	$(1,888,572)	$(1,560,687)	$(2,842,674)	$(2,067,633)

Loss per common share - basic and diluted	$(0.05)	$(0.04)	$(0.07)	$(0.06)

Weighted average common shares outstanding - basic and diluted	39,762,659	36,290,915	39,736,261	34,662,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders' Deficit
For the six months ended June 30, 2016
(unaudited)

					Series A Convertible		Common Stock	Additional
	Common Stock		Preferred Stock		Preferred Stock		to be	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
Balance at December 31, 2015	39,633,706	$3,963	1,000,000	$100	1,000,000	$100	$52,500	$9,032,865	$(10,784,730)	$(1,695,202)

Common stock to be issued for officer's compensation	125,000	13	-	-	-	-	(52,500)	52,487	-	-

Common stock to be issued for officer's compensation	-	-	-	-	-	-	115,625	-	-	115,625

Common stock issued for consulting services	3,953	-	-	-	-	-	-	3,123	-	3,123

Common stock to be issued for consultancy services	-	-	-	-	-	-	58,200		-	58,200

Common stock issued in exchange for debt	2,040,000	204	-	-	-	-	-	158,796	-	159,000

Fair value of convertible note over the face value of note	-	-	-	-	-	-	-	1,385,000	-	1,385,000

Cancellation/Rescission of the Series "A" convertible preferred stock issued in 2015.	-	-	-	-	(1,000,000)	(100)	-	100	-	-

Net Loss	-	-	-	-	-	-	-	-	(2,842,674)	(2,842,674)

Balance at June 30, 2016	41,802,659	$4,180	1,000,000	$100	-	$-	$173,825	$10,632,371	$(13,627,404)	$(2,816,928)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	Six Months ended	Six Months ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,842,674)	$(2,067,633)
Loss from operations	(2,842,674)	(2,067,633)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,678	-
Amortization of prepaid services	736,438	460,274
Loss on extinguishment of debt	1,385,000	-
Amortization of prepaid insurance	42,616	73,493
Stock based compensation	176,948	509,000
Inventory written off	9,753	-

Change in operating assets and liabilities:
Accounts payable and accrued expenses	1,706	209,057
Accrued Interest payable	23,614	17,618
Inventory	(40,673)	-
Reservation fee Deposit	-	(61,605)
Prepaid Insurance	(85,000)	(85,000)
Change in due to related party	-	301,240
Due to first insurance funding	45,036	13,980
NET CASH USED IN OPERATING ACTIVITIES	(545,558)	(629,576)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to related party	430,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	430,000	-

NET CHANGE IN CASH	(115,558)	(629,576)
CASH BALANCES
Beginning of period	134,170	661,128
End of period	$18,612	$31,552
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$302	$698
Income taxes-net of tax refund	$-	$651

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Excess fair value of convertible note issued for prepaid services	$-	$2,000,000
Convertible Note issued for services	$-	$400,000
Acquisition of Intellectual property through subsidiary acquisition	$-	$983,262
Common stock issued against common stock to be issued	$52,500	$-
Common stock issued against conversion of debt	$159,000	$-
Cancellation of Series A convertible preferred shares	$100	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(unaudited)

NOTE 1: ORGANIZATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 18 East 50th Street, 5th Floor, New York, NY 10022. On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 11, 2015 the Company acquired a 100% interest in Can Chew License Company a Nevada incorporated licensing Company, through the exchange of 5,826,706 shares of its common stock.

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2016, and for the six months period ended June 30, 2016 and 2015 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of June 30, 2016 (unaudited) and December 31, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. During the three and six months ended June 30, 2016, the Company wrote off finished goods inventory worth $9,659 and $9,753; respectively. As of June 30, 2016 the finished goods inventory totaled $166,145 and the shelf life of the finished goods inventory is set to expire on April 6, 2017. As of June 30, 2016 the raw materials inventory totaled $65,559.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the three and six months ended June 30, 2016 the Company recorded $839 and $1,678; respectively, of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of June 30, 2016 amounted to $63,167 net of accumulated impairment losses of $652,265.

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

Revenues from continuing operations recognized for the three months ended June 30, 2016 and 2015 amounted to $11,241 and $12,112, respectively.

Revenues from continuing operations recognized for the six months ended June 30, 2016 and 2015 amounted to $25,246 and $12,112, respectively.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of June 30, 2016 and 2015. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at June 30, 2016 and December 31, 2015.

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

There were 41,802,659 common share equivalents at June 30, 2016 and 39,364,706 at June 30, 2015. For the three and six months ended June 30, 2016 and 2015 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $76,229 and $373,927 for the six months ended June 30, 2016 and 2015. The Company incurred research and development expenses of $45,049 and $251,025 for the three months ended June 30, 2016 and 2015.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently issued accounting standards

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgment necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

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

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Prepaid service contract	$-	$736,438
Prepaid insurance contract	83,603	41,219
	$83,603	$777,657

For the three months ended June 30, 2016 and 2015 the Company recognized amortization expense of $159,506 and $497,260, respectively.

For the six months ended June 30, 2016 and 2015 the Company recognized amortization expense of $779,054 and $533,767, respectively.

NOTE 5: RESERVATION FEE DEPOSIT

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the company an exclusive right to purchase the building land for a purchase price of €1,110,000. Starting in October 2015 the second reservation period was extended for a period of twelve (12) months expiring September 2016.If the company proceeds to purchase the building land the reservation fee will be offset against the purchase price. The Company is not entitled to a refund of the reservation fee if the current agreement is terminated by the Company in the event of insolvency or a moratorium on the transfer or assignment of rights or in the event of a failure to notify or notify on time. The agreement is not transferable. The rights and obligations of this agreement cannot be assigned. The municipality is entitled to terminate the agreement by means of a registered letter if during the reservation period compelling objections exist or arise, or through the insolvency of the Company.

NOTE 6: PROMISSORY NOTE - RELATED PARTY

On August 8, 2014 the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (the owners of CCB also own a majority of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The original loan was a demand note bearing interest at the rate of 7% per annum, which amount, along with principal, was payable upon demand. The demand note was amended effective January 1, 2015 to reduce the annual interest rate to 3%. All other terms and conditions shall remain in full force and effect. The Company is in discussions to have the demand note modified or exchanged for a longer term, fixed maturity note.

The following table summarizes promissory note payable as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Promissory note payable, due on demand, interest at 3% and 7%, respectively.	$1,000,000	$1,000,000
Accrued interest	73,047	57,726
	$1,073,047	$1,057,726

For the three months ended June 30, 2016 and 2015 the Company recognized interest expense of $7,704 and $(2,950), respectively.

For the six months ended June 30, 2016 and 2015 the Company recognized interest expense of $15,321 and $14,550, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CCB and Maxillofacial totaling $1,515,910 as of June 30, 2016, which includes $430,000 received during the six-month period ended June 30, 2016. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the president of the Company for a working capital advance of $5,000 made in May of 2014.

NOTE 8: DUE TO FIRST INSURANCE FUNDING

The Company owes $68,000 to First Insurance Funding for financing of its D&O insurance policy. Under the terms of the insurance financing, payments of $7,730, which include interest at the rate of 5.5% per annum, are due each month for nine months commencing on July 25, 2016. The total outstanding due to First Insurance Funding as of June 30, 2016 and December 31, 2015 is $68,000 and $22,964; respectively.

NOTE 9: CONVERTIBLE NOTES PAYABLE

On June 29, 2016 the Company entered into a Debt Exchange Agreement whereby it exchanged a convertible loan payable having a balance due of $50,000 as of December 31, 2015, which was convertible into the Company's common stock at a conversion price of $0.10 per share, interest free and had been in default for over four years, for a long-term convertible note in the amount of $50,000. The new Convertible Note bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company's common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company's outstanding common stock. The Company determined fair value of new debt $1,435,000 and as a result was recorded $1,385,000 as a loss on debt extinguishment during the period ended June 30, 2016. On June 30, 2016 the holder of the Note converted $5,000 face value into 500,000 shares of the Company's common stock. The balance on the Note as of June 30, 2016 is $45,000, including interest accrued thereon of $0

The Company has outstanding convertible note payable having a balance due of $265,490 and $400,000 as of June 30, 2016 and December 31, 2015 respectively. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into "S-8" shares of the Company's common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company's outstanding common stock. On June 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 S-8 shares of the Company's common stock. The balance on the Note as of June 30, 2016 is $265,490, including interest accrued thereon of $0.

NOTE 10: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 8,460,000 and 10,000,000 shares available for issuance under the Plan as of June 30, 2016 and December 31, 2015 respectively.

NOTE 11: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2016 and December 31, 2015 there are 4,000,000 shares of undesignated preferred shares issued and outstanding.

Series A Convertible Preferred Stock

The Company has designated authorized 1,000,000 shares of Series A Convertible Preferred Stock, which had been previously issued to Sanammad Foundation and subsequently assigned and transferred by Sanammad to Treo Holdings, LLC ("Treo"). On June 28, 2016 the Company, Sanammad and Treo agreed that the issuance of the Series A Convertible Preferred be rescinded and that such share issuance be cancelled. The Company accounted this cancelation of preferred stock as equity transaction and accordingly the par value of preferred stock adjusted against additional paid in capital account.

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company's common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a "Liquidation"), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of June 30, 2016 and December 31, 2015 there are 0 and 1,000,000 Series A Convertible Preferred shares issued and outstanding; respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2016 and December 31, 2015, the Company had 41,802,659 and 39,633,706 shares of common stock issued and outstanding, respectively.

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 and June 13, 2016, the Company was obligated to issue 125,000 restricted shares; respectively, of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of June 30, 2016, the Company have not issues these shares. During the three and six months ended June 30, 2016 the Company accrued $67,375 and $48,250; respectively, of compensation expense in the accompanying unaudited condensed consolidated financial statements, to record for the required issuance of the incentive shares.

On January 1, 2016, the Company entered into an employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement has an initial term of one-year and renews each year until terminated by the Company or Mr. Changoer. Under the agreement Mr. Changoer receives an annual base compensation of $126,000 and quarterly incentive payments of either 120,000 shares of the Company's common stock or, in the discretion of the Company, an amount of cash equal to the fair market value of 120,000 shares of stock. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement. As of June 30, 2016 the Company accrued $58,200 of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares.

On March 17, 2016, the Company issued 3,953 restricted shares of common stock as payment for consultant services performed for the Company. The Company recorded $3,123 of compensation expense in the accompanying unaudited condensed consolidated financial statements as a result of the issuance.

On June 30, 2016 the Company issued 500,000 restricted shares of its common stock in exchange for the conversion of $5,000 of a convertible note payable,

On June 30, 2016 the Company issued 1,540,000 unrestricted S-8 shares in exchange for the conversion of $134,510 of a convertible note payable and $19,490 of accrued interest.

NOTE 12: COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer. The agreement has an initial term of one-year and renews each year until terminated by the Company or Dr. Anastassov. Under the agreement Dr. Anastassov receives an annual base compensation of $240,000 and received a one-time incentive payment of 500,000 restricted shares of the Company's common stock (after one-year of continuous employment) and thereafter is entitled to quarterly incentive payments of either 125,000 shares of the Company's common stock or, in the discretion of the Company, an amount of cash equal to the fair market value of 125,000 shares of stock. On March 13, 2016 and June 13, 2016 the Company was obligated to issue 125,000 restricted shares, respectively, of the Company’s common stock pursuant to the terms of the employment agreement. As of June 30, 2016 the Company accrued $115,625 of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares.

On January 1, 2016, the Company entered into an employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement has an initial term of one-year and renews each year until terminated by the Company or Mr. Changoer. Under the agreement Mr. Changoer receives an annual base compensation of $126,000 and quarterly incentive payments of either 120,000 shares of the Company's common stock or, in the discretion of the Company, an amount of cash equal to the fair market value of 120,000 shares of stock. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement. As of June 30, 2016 the Company accrued $58,200 of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares.

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the company an exclusive right to purchase the building land for a purchase price of €1,110,000. Starting in October 2015 the second reservation period was extended for a period of twelve (12) months expiring September 2016. The Company does not have the ability to acquire the land prior to the expiration of the extended reservation term. Therefore the Company intends to seek another extension of the reservation period, however, there can be no assurance that the municipality will agree to such an extension in which case the reservation fee would be forfeited.

NOTE 13; GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $2,583,588, has an accumulated deficit of $13,627,404, has cash used in operating activities of continuing operations $545,558 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 14: SUBSEQUENT EVENTS

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company

On August 17, 2016 the Company designated up to 500,000 shares of a new Series B Convertible Preferred Stock. The holders of the Series B Preferred are entitled to elect three members to the Company's board of directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. Each share of Series B Convertible Preferred is convertible into one share of the Company's common stock. The Series B Convertible Preferred designation contains a number of protective and restrictive covenants that restrict the Company from taking a number of actions without the prior approval of the holders of the Series B Preferred or the unanimous vote of all three Series B Directors.

On August 17, 2016 the Company designated up to 500,000 shares of a new Series C Convertible Preferred Stock. The holders of the Series C Preferred are entitled to elect four members to the Company's board of directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. Each share of Series C Convertible Preferred is convertible into one share of the Company's common stock. The Series C Convertible Preferred designation contains a number of protective and restrictive covenants that restrict the Company from taking a number of actions without the prior approval of the holders of the Series C Preferred or the unanimous vote of all four Series C Directors. If at any time there are four Series C Directors, one such director must be independent as that term is defined in the Series C designation. Any challenge to the independence of a Series C Director is a right conferred only upon the holders of the Series B Convertible Preferred Stock and may only be made by the holders of the Series B Convertible Preferred Stock.

On August 17, 2016 the Company amended its Bylaws to achieve the following: (i) to fix the number of authorized directors at seven (7), comprised of three (3) seats authorized for Series B Directors and four (4) seats authorized for Series C Directors, (ii) ) to set forth that upon there being four Series C Directors, one such director shall be independent as such term is defined in the certificate of designation for the Series C Convertible Preferred Stock and to set forth that the term, conditions and procedures for electing, determining and challenging such director independence are governed by the certificate of designation for the Series C Convertible Preferred Stock, (iii) to set forth that the holders of the Series B Convertible Preferred Stock and the holders of the Series C Convertible Preferred Stock have the right at any time without a meeting and without prior notice to elect their respective Series B and Series C Directors, (iv) that the holders of two-thirds (2/3) of the Series B or Series C Convertible Preferred Stock have the right at any time without a meeting and without prior notice to remove their respective Series B and Series C Directors, (v) to reduce the number of directors needed to constitute a quorum to a majority of the directors then in office, (vi) to subject the right of the board of directors to form a committee to the rights of the holders of the Series B and Series C Convertible Preferred Stock (and to eliminate any committee related provision that might conflict with the rights of the Series B and Series C holders), and (vii) to clarify and set forth that neither the stockholders (other than the holders of the Series B and Series C Convertible Preferred Stock) nor the board of directors has the right to repeal, amend or adopt bylaws without the prior consent of the holders of both the Series B Convertible Preferred Stock and the holders of the Series C Convertible Preferred Stock.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated the current directors, Dr. George E. Anastassov, Dr. Philip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. At this time the holders of the Series C Preferred Stock have decided not to elect any Series C Directors.

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

The current operations of the Company include: the research and development of pharmaceutical products, genetically controlled botanical products, and extraction and purification of cannabinoids technologies. Our activities are anticipated to include the following:

•

Completing a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, UK as well as academic center in the USA for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 24 months.

•

Conducting research trials of a novel delivery mechanism (patent pending) for treatment of patients with ADHD.

•

Conducting of clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease, ulcerative colitis and Crohn’s disease using innovative, (patent pending) delivery mechanisms containing cannabinoids.

•

Conducting of a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids.

•

Completing a proof of concept clinical trial at the Dermatological Center Maurits Clinic The Hague, The Netherlands on patients with psoriasis and atopic dermatitis using innovative, (patent pending) delivery mechanisms containing cannabinoids.

•

Development of novel (patent pending) pharmaceutical and nutriceutical cannabinoid-based preparation “CannQuit™” formulations for tobacco and cannabis smoking cessation.

•

Procurement of GMP, pharmaceutical grade cannabinoids via our new (patent pending) extraction technologies in The Netherlands.

•

Development of our 95% pure, microencapsulated, GMP and pharmaceutical grade cannabinoids (patent pending).

•

Development of high-energy-output hemp coal “CannaCoal™.” (patent pending).

•

Development of novel (patent pending) antibacterial preparations based on cannabinoids.

•

Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).

•

Development and commercialization of cosmetic care line “Renecann™” (patent pending).

•

Development of ophtalmological preparations based on cannabigerol “CannBleph™” (patent pending).

•

Completion of contractual agreements for production and export of over 20 novel, trademark-protected formulations with partners in Europe, Israel and South and North America.

•

Production of novel pharmaceutical formulations for pharmaceutical companies from the US and Israel. One of these is for a condition designated as an orphan disease. The other is for production of pharmaceutical product based on our proprietary delivery platform utilizing synthetic cannabinoids.

•

Development of new active pharmaceutical ingredient molecules including, prodrug formulations.

•

Completion of a land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification facility as well as a factory for pharmaceutical, nutriceutical and consumer products preparations as well as an innovative, environmentally-friendly; “box in a box”-design center for R&D and manufacturing.

•

Importation from Italy, Spain, Denmark, the Netherlands and other reputable producers of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending).

•

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

CanChewTM License Agreement

On May 11, 2015, we entered into a 50 year, worldwide, exclusive intellectual property licensing agreement (“Agreement”) with CanChew Biotechnologies, LLC (“CanChew”). As compensation for the Agreement, CanChew will receive 5,826,706 restricted shares of the Company’s common stock and a royalty fee of approximately 2-3% of all gross sales derived from products produced under the Agreement. So long as we are in compliance with the Agreement, we have the option to purchase the licensed intellectual property after 5 years at a purchase price equal to fifty percent (50%) of the annual royalty fee paid.

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

Intellectual Property

Currently, our intellectually property includes trademarks eighteen (18) trademarks, some are registered trademarks, some have received Notices of Allowance, and some are still pending in front of the United States Patent and Trademark Office (Axim, A Axim Biotech, CanChui, Cannonich, Cannanimals, Oraximax, CannaCoal, CanShu, CanQuit, SuppoCann, OpthoCann, CannBelph, Cannocyn, ReneCann, Clean CannaCoal, CanChew Hemp CBD Gum, CanChew, and HempChew). Corresponding trademark applications for the above marks were filed in various other jurisdictions, some of which received registration, and some of which are pending; seven (7) pending patent applications (oral care, ophthalmic, sugar alcohol kneading method, antimicrobial, extraction method, cosmetic, and nicotine dependent treatment gum); six (6) of which have entered nonprovisional stage in the U.S. and international stage; and one (1) licensed patent (chewing gum containing cannabinoids) with a continuation filed. We are in the process of developing and filing more patent applications

Research and Development

We are continuing our research and development at the Free University of Amsterdam with our novel (patent pending) delivery system for treatment of patients with pain and spasticity as a sequence of Multiple Sclerosis. This study will include also the University of Plymouth, UK and academic centers in the US. The study is conducted in strict compliance with FDA/ EMA guidelines and is supervised by QPS as a CRO. The product tested is a pharmaceutical, functional chewing gum containing equal parts of THC and CBD. With our proprietary technology numerous problems related to cannabinoid’ water-insolubility due to its lipophilic nature, bypass of first-pass liver metabolism and direct delivery into the systemic circulation have been resolved.

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

Employees

As of August 20, 2016, we have 6 full-time employees and 4 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

Comparison of the six months ended June 30, 2016 to June 30, 2015.

For the six month periods ended June 30, 2016 and 2015, our revenues totaled $25,246 and $12,112; respectively, from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Six Months Period Ended June 30, 2016	Six Months Period Ended June 30, 2015

Legal and other fees	$80,368	$68,896
Depreciation	1,678	-
Audit fees	5,000	13,500
Filing fees	1,854	2,320
Office/Other expenses	13,776	16,545
Travel and entertainment expenses	10,052	43,064
Advertising and promotions	46,662	109,476
Compensation costs	910,263	892,562
Insurance expense	42,616	74,038
Impairment	9,753	-
Consulting fees	85,994	274,631
Taxes	10,018	10,959
Officer’s salary	120,000	120,000
Research and development	76,226	373,927
Licenses and permits	17,355	61,511
Total	$1,431,615	$2,061,429

Our operating expenses for the six month periods ended June 30, 2016 and 2015, were $1,431,615 and $2,061,429 respectively. The changesfor the six month period ended June 30, 2016, was due primarily to decreases in advertising and promotions, consulting fees and research and development expenses.

Other (Income) expenses:

Our interest expense for the six months ending in 2016 and 2015 was $24,009.and $18,316 respectively. The Company incurred a $1,385,000 loss on debt extinguishment during the six months ended June 30, 2016.

Comparison of the three months ended June 30, 2016 to June 30, 2015.

For the three month periods ended June 30, 2016 and 2015, our revenues totaled $11,241 and $12,112 from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Three Months Period Ended June 30, 2016	Three Months Period Ended June 30, 2015

Legal & Other fees	$27,799	$25,000
Impairment	94	-
Audit fees	5,000	13,500
Filing fees	1,700	1,641
Office/Other expenses	9,509	12,557
Travel & Entertainment expenses	6,547	7,976
Advertising & Promotions	15,543	46,932
Compensation costs	244,532	856,562
Insurance expense	21,424	36,507
Depreciation expenses	839	-
Consulting Fees	44,603	223,252
Taxes	4,821	5,048
Officer’s salary	60,000	60,000
Allowance for bad debts	-	-
Research and development	45,049	251,026
Licenses & Permits	3,184	32,610
Total	$490,644	$1,572,611

Our operating expenses for the three month periods ended June 30, 2016 and 2015, were $490,644 and $1,572,611 respectively. The changes for the three month period ended June 30, 2016, was due primarily to decreases in advertising and promotions, compensation expense, consulting fees and research and development expenses.

Other (Income) expenses:

Our interest expense for the three months ending in 2016 and 2015 was $12,087.and $188 respectively. The Company incurred a $1,385,000 loss on debt extinguishment of debt during the three months ended June 30, 2016.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $2,583,588, has an accumulated deficit of $13,627,404, has cash used in operating activities of continuing operations $545,558 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Six months ended June 30, 2016 and 2015

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $545,558 for the six months ended June 30, 2016, as compared to net cash used of $629,576 for the six months ended June 30, 2015. The decrease is primarily attributable to our net loss from operations of $2,842,674 and offset by net changes in the balances of operating assets and liabilities and by amortization of prepaid services, amortization of prepaid insurance, stock based compensation and loss on extinguishment of debt.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended June 30, 2016 was $0 compared to $0 for the same period in 2015..

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the period ended June 30, 2016, was $430,000 compared to $0 for the same period in 2015. Cash provided by financing activities were primarily a result of advances from related parties.

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

Recently issued accounting standards

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgment necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal controls.

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

On July 2, 2015, the Company issued 500,000 shares of common stock valued at $473,000 to our President, Dr. George Anastassov pursuant to the terms of his employment agreement with the Company.

On November 9, 2015, the Company issued 125,000 shares of common stock valued at $77,125 to our President, Dr. George Anastassov pursuant to the terms of his employment agreement with the Company.

On December 29, 2015, the Company issued 25,000 shares of common stock valued at $15,000 to one of our directors, Lekhram Changoer, as bonus shares.

On February 5, 2016 the Company issued 125,000 restricted shares of its common stock valued at $52,500 to Dr. George Anastassov, its Chief Executive Officer, pursuant to the terms of Dr. Anastassov's employment agreement.

On March 17, 2016, the Company issued 3,953 restricted shares of common stock valued at $3,123 as payment for consultant services performed for the Company.

On June 30, 2016 the Company issued 500,000 restricted shares of its common stock in exchange for the conversion of $5,000 of a convertible note payable,

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

The Company intends to use the proceeds from sale of the securities for the operations, research and development and clinical trials, and working capital.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the six months ended June 30, 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	(Form Type)	Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.2			X

Certificate of Designation of Series B Preferred Stock	3.3			X

Certificate of Designation of Series C Preferred Stock	3.4			X

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.3	10-Q	11/14/2014

Employment Agreement effective June 13, 2014, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1	10-K	4/14/2015

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: August 22, 2016	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: August 22, 2016	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer