Form 10-Q
period 2016-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2016-11-21
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

AXIM Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4029386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,492,659 shares of common stock, par value $0.0001 per share, outstanding as of November 21, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$870,633	$134,170
Inventory	151,058	200,784
Reservation fee deposit	65,170	65,170
Prepaid expenses	62,178	777,657
Loan receivable	5,000	5,000
Total current assets	1,154,039	1,182,781
Property and equipment, net of accumulated depreciation of $3,636 and $1,119, respectively.	13,144	15,661
Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Total other assets	63,167	63,167

TOTAL ASSETS	$1,230,350	$1,261,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$337,607	$324,014
Due to shareholder	5,000	5,000
Convertible loan	-	50,000
Due to first insurance funding	45,644	22,964
Derivative Liability (see note 9)	1,062,500	-
Due to related party	1,619,067	1,085,910
Promissory note - related party (including accrued interest of $80,835 and $57,726 respectively)	1,080,835	1,057,726
Total current liabilities	4,150,653	2,545,614
Long-term liabilities:
Convertible note payable due to shareholder including accrued interest of $394 and $0, respectively	45,394	-
Convertible notes payable due to shareholder including accrued interest of $1,240 and $0, respectively net of unamortized debt discount of $847,313 and $0, respectively (see note 9)	3,927	-
Convertible note payable due to shareholder (including accrued interest of $2,457 and $11,197, respectively)	267,947	411,197
Total long-term liabilities	317,268	411,197
TOTAL LIABILITIES	4,467,921	2,956,811

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred stock, $0.0001 par value, -0- and 1,000,000 shares designated respectively, -0- and 1,000,000 shares issued and outstanding; respectively	-	100
Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized, 0- and 1,000,000 shares issued and outstanding, respectively		100
	-
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and -0- shares issued and outstanding, respectively	50	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and -0- shares issued and outstanding, respectively	50	-
Common stock, $0.0001 par value, 300,000,000 shares authorized
41,802,659 and 39,633,706 shares issued and outstanding, respectively;	5,149	3,963
Additional paid in capital	10,747,371	9,032,865
Common stock to be issued	2,895,856	52,500
Accumulated deficit	(16,886,047)	(10,784,730)
TOTAL STOCKHOLDERS' DEFICIT	(3,237,571)	(1,695,202)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,230,350	$1,261,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations

	For the	For the	For the	For the
	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$9,600	$21,610	$34,846	$33,722

Cost of goods sold	13,661	32,830	40,957	32,830

Gross (loss) profit	(4,061)	(11,220)	(6,111)	892

Expenses:

Research and development expenses	87,718	133,087	163,946	507,014
Selling, general and administrative	1,462,954	1,546,136	2,816,666	3,233,639
Depreciation	839	840	2,516	840

Total operating expenses	1,551,511	1,680,063	2,983,128	3,741,493

Loss from operations	(1,555,572)	(1,691,283)	(2,989,239)	(3,740,601)

Other (Income) expenses:
Amortization of Debt Discount	2,687	-	2,687	-
Loss on extinguishment of debt	-	-	1,385,000	-
Interest expense	225,382	12,401	249,391	30,717
	228,069	12,401	1,637,078	30,717

Loss before provision of income tax	(1,783,641)	(1,703,684)	(4,626,317)	(3,771,318)
Provision for income tax	-	-	-	-

NET LOSS	$(1,783,641)	$(1,703,684)	$(4,626,317)	$(3,771,318)

Less: Dividend on preferred stocks	(1,475,000)	-	(1,475,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,258,641)	$(1,703,684)	$(6,101,317)	$(3,771,318)

Loss per common share - basic and diluted	$(0.07)	$(0.04)	$(0.15)	$(0.10)

Weighted average common shares outstanding - basic and diluted	44,330,132	39,417,206	41,269,504	36,244,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

(Formerly AXIM International, Inc.)

Condensed Consolidated Statement of Stockholders' Deficit

For the nine months ended September 30, 2016

(unaudited)

					Series A		Series B		Series C		Common
					Convertible		Convertible		Convertible		Stock	Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		to be	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
Balance at December 31, 2015	39,633,706	$ 3,963	1,000,000	$ 100	1,000,000	$ 100	-	$ -	-	$ -	$52,500	$9,032,865	$(10,784,730)	$(1,695,202)

Common stock to be issued for officer's compensation	125,000	13	-	-	-	-	-	-	-	-	(52,500)	52,487	-	-

Common stock to be issued for officer's compensation	2,250,000	225	-	-	-	-	-	-	-	-	715,400	-	-	715,625

Common stock issued for consulting services	3,953	-	-	-	-	-	-	-	-	-	-	3,123	-	3,123

Common stock to be issued for consultancy services	2,440,000	244	-	-	-	-	-	-	-	-	705,956	-	-	706,200

Common stock issued in exchange for debt	2,040,000	204	-	-	-	-	-	-	-	-	-	158,796	-	159,000

Fair value of convertible note over the face value of note	-	-	-	-	-	-	-	-	-	-	-	1,385,000	-	1,385,000

Cancellation/Rescission of the Series "A" convertible preferred stock issued in 2015.	-	-	-	-	(1,000,000)	(100)	-	-	-	-	-	100	-	-

Issuance of Series B Convertible Preferred Stock for cash	-	-	-	-	-	-	500,000	50	-	-	-	49,950	-	50,000

Issuance of Series C Convertible Preferred Stock for cash	-	-	-	-	-	-	-	-	500,000	50	-	64,950	-	65,000

Issuance of Series A Convertible Preferred Stock on conversion of Preferred stock	-	-	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-	-	-	-

Common stock to be issued on Conversion of Series A preferred stock	5,000,000	500	-	-	(1,000,000)	(100)	-	-	-	-	1,474,500	100	-	1,475,000

Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(1,475,000)	(1,475,000)

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,626,317)	(4,626,317)

Balance at September 30, 2016	51,492,659	$ 5,149	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$2,895,856	$10,747,371	$(16,886,047)	$(3,237,571)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the	For the
	Nine Months ended	Nine Months ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,626,317)	$(3,771,318)
Loss from operations	(4,626,317)	(3,771,318)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,687	-
Depreciation expense and Amortization	2,516	840
Amortization of prepaid services	736,438	1,065,205
Loss on extinguishment of debt	1,385,000	-
Non-cash Interest Expense	212,500	-
Amortization of prepaid insurance	64,041	94,685
Stock based compensation	1,424,935	586,125
Inventory written off	9,753	-
Impairment Loss	-	652,265
Change in operating assets and liabilities:
Accounts payable and accrued expenses	13,593	377,553
Accrued Interest payable	35,507	-
Inventory	39,973	32,830
Reservation fee Deposit	-	(65,170)
Prepaid Insurance	(85,000)	(85,000)
Due to first insurance funding	22,680	(8,390)
NET CASH USED IN OPERATING ACTIVITIES	(761,694)	(1,120,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Equipment	-	(16,801)
Net Cash Used in Investing Activities	-	(16,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes	850,000	-
Proceeds from due to related party	533,157	499,308
Issuance of common stock for cash	-	20,000
issuance of series B and C preferred	115,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,498,157	519,308

NET CHANGE IN CASH	736,463	(617,868)
CASH BALANCES
Beginning of period	134,170	661,128
End of period	$870,633	$43,260
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$1,034	$698
Income taxes-net of tax refund	$-	$651

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Excess fair value of convertible note issued for prepaid services	$-	$2,000,000
Convertible Note issued for services	$-	$400,000
Acquisition of Intellectual property through subsidiary acquisition	$-	$983,262
Common stock issued against common stock to be issued	$52,500	$-
Common stock issued against conversion of debt	$159,000	$-
Cancellation of Series A convertible preferred shares	$100	$-
Exchange of preferred shares against series A convertible preferred shares	$100	$-
Conversion of series A convertible preferred shares into common stock	$500	$-
Debt discount and initial derivative liability at issuance of note	$1,062,500	$-
Preferred dividend against common stock to be issued on conversion of Series A Preferred stock	$1,475,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2016, and for the nine months period ended September 30, 2016 and 2015 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of September 30, 2016 (unaudited) and December 31, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. During the three and nine months ended September 30, 2016, the Company wrote off finished goods inventory worth $-0- and $9,753; respectively. As of September 30, 2016 the finished goods inventory totaled $151,058 and the shelf life of the finished goods inventory is set to expire on April 6, 2017.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the three and nine months ended September 30, 2016, the Company recorded $839 and $2,516; respectively, of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of September 30, 2016 amounted to $63,167 net of accumulated impairment losses of $652,265.

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

Revenues from continuing operations recognized for the three months ended September 30, 2016 and 2015 amounted to $9,600 and $21,610, respectively.

Revenues from continuing operations recognized for the nine months ended September 30, 2016 and 2015 amounted to $34,846 and $33,722, respectively.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of September 30, 2016 and 2015. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2016, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at September 30, 2016 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2016 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2016 and December 31, 2015.

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

There were 41,802,659 common share equivalents at September 30, 2016 and 39,364,706 at September 30, 2015. For the three and nine months ended September 30, 2016 and 2015 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $163,946 and $507,014 for the nine months ended September 30, 2016 and 2015. The Company incurred research and development expenses of $87,718 and $133,087 for the three months ended September 30, 2016 and 2015.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently issued accounting standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•

ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

•

ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Prepaid service contract	$-	$736,438
Prepaid insurance contract	62,178	41,219
	$62,178	$777,657

For the three months ended September 30, 2016 and 2015 the Company recognized amortization of prepaid expense of $21,425 and $621,424, respectively.

For the nine months ended September 30, 2016 and 2015 the Company recognized amortization of prepaid expense of $800,479 and $1,159,945, respectively.

NOTE 5: RESERVATION FEE DEPOSIT

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the company an exclusive right to purchase the building land for a purchase price of €1,110,000. Starting in October 2015 the second reservation period was extended for a period of twelve (12) months expiring September 2016. Starting in October 2016 the second reservation period was extended to October 20, 2017 under the same terms as the previous period.. The Company is not entitled to a refund of the reservation fee if the current agreement is terminated by the Company in the event of insolvency or a moratorium on the transfer or assignment of rights or in the event of a failure to notify or notify on time. The agreement is not transferable. The rights and obligations of this agreement cannot be assigned. The municipality is entitled to terminate the agreement by means of a registered letter if during the reservation period compelling objections exist or arise, or through the insolvency of the Company.

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

The following table summarizes promissory note payable as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Promissory note payable, due on demand, interest at 3% and 7%, respectively.	$1,000,000	$1,000,000
Accrued interest	80,835	57,726
	$1,080,835	$1,057,726

For the three months ended September 30, 2016 and 2015 the Company recognized interest expense of $7,788 and $7,561; respectively.

For the nine months ended September 30, 2016 and 2015 the Company recognized interest expense of $23,109 and $22,111; respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CCB and Maxillofacial totaling $1,619,067as of September 30, 2016, which includes $533,157 received during the nine month period ended September 30, 2016. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the president of the Company for a working capital advance of $5,000 made in May of 2014.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 12 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Convertible Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated the current directors, Dr. George E. Anastassov, Dr. Philip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Convertible Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. At this time the holders of the Series C Preferred Stock have decided not to elect any Series C Directors.

NOTE 8: DUE TO FIRST INSURANCE FUNDING

The Company owes $45,644 to First Insurance Funding for financing of its D&O insurance policy. Under the terms of the insurance financing, payments of $7,730, which include interest at the rate of 5.5% per annum, are due each month for nine months commencing on July 25, 2016. The total outstanding due to First Insurance Funding as of September 30, 2016and December 31, 2015 is $45,644 and $22,964; respectively.

NOTE 9: CONVERTIBLE NOTES PAYABLE

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company's common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014, and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchanged the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company's common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company's outstanding common stock. The Company determined fair value of new debt $1,435,000 and as a result was recorded $1,385,000 as a loss on debt extinguishment during the period ended September 30, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company's common stock. The balance on the Note as of September 30, 2016 is $45,394, including interest accrued thereon of $394.

The Company has outstanding convertible note payable having a balance due of $265,490 and $400,000 as of September 30, 2016 and December 31, 2015 respectively. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company's common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company's outstanding common stock. On June 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 shares of the Company's common stock. The balance on the Note as of September 30, 2016 is $267,946, including interest accrued thereon of $2,457.

On September 16, 2016, we entered into a convertible note purchase agreement (the "Convertible Note Purchase Agreement" or "Agreement") with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of: (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. These financial statements reflect a derivative liability of $1,062,500 which gives effect to such conversion and the corresponding decrease in Notes Payable. The balance on the Note as of September 30, 2016 is $851,240, including interest accrued thereon of $1,240 and net of. unamortized debt discount of $847,313. During the three and nine months ended September 30, 2016 the Company amortized debt discount of $2,687 and $2,687, respectively.

NOTE 10: DERIVATIVE LIABILITIES

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has $850,000 of convertible debt with variable conversion pricing outstanding at September 30, 2016.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $1,062,500 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Valuation at September 16, 2016 and September 30, 2016
Volatility	323%
Expected remaining term	13
Risk-free interest rate	1.6%
Expected dividend yield	None

The initial fair values of the embedded debt derivative $850,000 was allocated as a debt discount up to the proceeds of the note with the remainder $212,500 was charged to current period operations as interest expense.

The fair value of the described embedded derivative on all debt was valued at $1,062,500 at September 30, 2016 with same assumption on above table. The Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $0 during the three and nine months ended September 30, 2016.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the nine months ended September 30, 2016:

September 30, 2016
Balance, beginning of year	$-
Additions	1,062,500
Change in fair value of derivative liabilities	-
Extinguished liability reclassified to additional paid in capital	-
$1,062,500

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,856,000 shares available for issuance under the Plan as of September 30, 2016.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of September 30, 2016 and December 31, 2015 there are -0- and 1,000,000 shares of undesignated preferred shares issued and outstanding, respectively.

Series A Convertible Preferred Stock

The Company also has authorized 1,000,000 shares of Series A Convertible Preferred Stock, which had been previously issued to Sanammad Foundation and subsequently assigned and transferred by Sanammad to Treo Holdings, LLC ("Treo"). On June 28, 2016 the Company, Sanammad and Treo agreed that the issuance of the Series A Convertible Preferred be rescinded and that such share issuance be cancelled. The Company accounted this cancelation of preferred stock as equity transaction and accordingly the par value of preferred stock adjusted against additional paid in capital account.

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company's common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a "Liquidation"), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of September 30, 2016 and December 31, 2015 there are 0 and 1,000,000 Series A Convertible Preferred shares issued and outstanding; respectively.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock. The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the three and nine months ended September 30, 2016, the Company recorded preferred dividend of $1,475,000 and $1,475,000; respectively.

Series B Convertible Preferred Stock

On August 17, 2016 the Company designated up to 500,000 shares of a new Series B Convertible Preferred Stock (Series B Preferred Stock). The holders of the Series B Preferred Stock are entitled to elect three members to the Company's board of directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. Each share of Series B Convertible Preferred is convertible into one share of the Company's common stock. The Series B Convertible Preferred Stock designation contains a number of protective and restrictive covenants that restrict the Company from taking a number of actions without the prior approval of the holders of the Series B Preferred Stock or the unanimous vote of all three Series B Directors.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated the current directors, Dr. George E. Anastassov, Dr. Philip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

Series C Convertible Preferred Stock

On August 17, 2016 the Company designated up to 500,000 shares of a new Series C Convertible Preferred Stock (Series C Preferred Stock). The holders of the Series C Preferred Stock are entitled to elect four members to the Company's board of directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. Each share of Series C Convertible Preferred Stock is convertible into one share of the Company's common stock. The Series C Convertible Preferred Stock designation contains a number of protective and restrictive covenants that restrict the Company from taking a number of actions without the prior approval of the holders of the Series C Preferred Stock or the unanimous vote of all four Series C Directors. If at any time there are four Series C Directors, one such director must be independent as that term is defined in the Series C designation. Any challenge to the independence of a Series C Director is a right conferred only upon the holders of the Series B Convertible Preferred Stock and may only be made by the holders of the Series B Convertible Preferred Stock.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. At this time the holders of the Series C Preferred Stock have decided not to elect any Series C Directors.

Amended and Restated Bylaws

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2016 and December 31, 2015, the Company had 51,492,659 and 39,633,706 shares of common stock issued and outstanding, respectively.

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 and June 13, 2016, the Company was obligated to issue 125,000 restricted shares; respectively, of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of September 30, 2016, the Company have not issued these shares. During the three and nine months ended September 30, 2016 the Company accrued $0 and $115,625; respectively, of compensation expense in the accompanying unaudited condensed consolidated financial statements, to record for the required issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. During the three and nine months ended September 30, 2016 the Company accrued $600,000 and $600,000 respectively, of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares.

On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement with Mr. Changoer. During the three and nine months ended September 30, 2016 the Company accrued $0 and $58,200; respectively of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000.and an incentive payment of 2,000,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. During the three and nine months ended September 30, 2016 the Company accrued $600,000 and $600,000; respectively, of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares.

On September 15, 2016, the Company entered into an employment agreement with Dr. Philip Van A. Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme receives an annual base compensation of $24,000and an incentive payment of 200,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Van A. Damme. On September 15, 2016, the Company was obligated to issue 200,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Van A. Damme. During the three and nine months ended September 30, 2016 the Company accrued $48,000 and $48,000; respectively, of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares

On March 17, 2016, the Company issued 3,953 restricted shares of common stock as payment for consultant services performed for the Company. The Company recorded $3,123 of compensation expense in the accompanying unaudited condensed consolidated financial statements as a result of the issuance.

On June 30, 2016 the Company issued 500,000 restricted shares of its common stock in exchange for the conversion of $5,000 of a convertible note payable

On June 30, 2016 the Company issued 1,540,000 unrestricted shares in exchange for the conversion of $134,510 of a convertible note payable and $19,490 of accrued interest.

NOTE 13: COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 and June 13, 2016, the Company was obligated to issue 125,000 restricted shares; respectively, of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of September 30, 2016, the Company have not issues these shares. During the three and nine months ended September 30, 2016 the Company accrued $0 and $115,625; respectively, of compensation expense in the accompanying unaudited condensed consolidated financial statements, to record for the required issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. During the three and nine months ended September 30, 2016 the Company accrued $600,000 and $600,000 respectively, of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares.

On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement with Mr. Changoer. During the three and nine months ended September 30, 2016 the Company accrued $0 and $58,200; respectively of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000.and an incentive payment of 2,000,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. During the three and nine months ended September 30, 2016 the Company accrued $600,000 and $600,000; respectively of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares.

On September 15, 2016, the Company entered into an employment agreement with Dr. Philip Van A. Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme receives an annual base compensation of $24,000 and an incentive payment of 200,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Van A. Damme. On September 15, 2016, the Company was obligated to issue 200,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Van A. Damme. . During the three and nine months ended September 30, 2016 the Company accrued $48,000 and $48,000; respectively. of compensation expense in the accompanying unaudited condensed consolidated financial statements to account for the required issuance of the incentive shares

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the company an exclusive right to purchase the building land for a purchase price of €1,110,000. Starting in October 2016 the second reservation period was extended for a period of twelve (12) months expiring October 2017. The Company may not have the ability to acquire the land prior to the expiration of the extended reservation term. Therefore, in that case, the Company intends to seek another extension of the reservation period, however, there can be no assurance that the municipality will agree to such an extension in which case the reservation fee would be forfeited.

NOTE 14: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $2,996,614, has an accumulated deficit of $16,886,047 has cash used in operating activities of continuing operations $761,694 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 15: SUBSEQUENT EVENTS

Pursuant to the Convertible Note Purchase Agreement (see also Footnote 9 for a description of the Agreement), on October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of: (i) $0.2201 or (ii) 80% of the closing price of the Company’s common stock as of the date of conversion. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Notes of $250,000 each. The two secured notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016.

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

Current Operations

The operations of the Company include: the research and development of pharmaceutical products, genetically controlled botanical products, and extraction and purification of cannabinoids technologies. Over the next 12 months, we anticipated the following activities:

1.

Conducting a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, UK as well as an academic center in the USA for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 12 months.

2.

Conducting clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease, ulcerative colitis and Crohn’s disease using innovative, (patented and patent pending technologies) delivery mechanisms containing various cannabinoids.

3.

Conducting a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids. This trial is awaiting approval by Health Canada and will result in an NDA.

4.

Completing a proof of concept clinical trial at the Dermatological Center Maurits Clinic The Hague, The Netherlands on patients with psoriasis and atopic dermatitis using innovative, (patent pending and patented) delivery mechanisms containing unique cannabinoids.

5.

Development of novel (patent pending) pharmaceutical cannabinoid and opioid-agonist/ anatagonist-based preparations “CannQuit™” formulations for tobacco, opioid and cannabis dependence treatment.

6.

Development of novel (patent pending) antibacterial "Cannocyn ™” and anti fungal “Cannonych ™” preparations based on unique cannabinoids.

7.

Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).

8.

Development and commercialization of cosmetic care line “Renecann™” (patent pending).

9.

Development of ophthalmological pharmaceutical “CannBleph ™” and OTC “OphthoCann ™” preparations based on unique combinations of cannabinoids (patent pending).

10.

Preparations and Development of Axim' pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, Dementia, Restless leg syndrome and Parkinson’s disease

11.

Completion of contractual agreements for production and export of over 20 novel, trademark-protected formulations with partners in Europe, Israel and South and North America.

12.

Production of novel pharmaceutical formulations for pharmaceutical companies from the US and Israel. One of these is for a condition designated as an orphan disease. The other is for production of pharmaceutical product based on our proprietary delivery platform utilizing synthetic cannabinoids.

13.

Development of new active pharmaceutical ingredient molecules including, prodrug formulations.

14.

Completion of a land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification facility as well as a factory for pharmaceutical, nutriceutical and consumer products preparations as well as an innovative, environmentally-friendly; “box in a box”-design center for R&D and manufacturing for AXIM as well as third parties. This will result in a full vertical integration of the company.

15.

Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending).

16.

Development of sustainable biofuel compositions derived from industrial hemp by-products, such as our high-energy output hemp coal “CannaCoal™.”

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) land purchase.

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

CanChewTM License Agreement

On May 11, 2015, we entered into a 50 year, worldwide, exclusive intellectual property licensing agreement (“Agreement”) with CanChew Biotechnologies, LLC (“CanChew”). As compensation for the Agreement, CanChew received 5,826,706 restricted shares of the Company’s common stock and a royalty fee of approximately 2-3% of all gross sales derived from products produced under the Agreement. So long as we are in compliance with the Agreement, we have the option to purchase the licensed intellectual property after 5 years at a purchase price equal to fifty percent (50%) of the annual royalty fee paid.

Manufacturing Capabilities

On November 15, 2014, the Company entered into Reservation Agreement with the City of Almere, The Netherlands, whereby the Company was granted an option to purchase 5,328 square meters of land in the City of Almere. The Company intends to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings. This facility will be fully compliant with GMP, GLP, FDA, EMA and ISO regulations. The purchase price for the land is 985,680 Euros. The company has paid three reservation fees for options to purchase the property. The most recent reservation fee of 57,742 Euros is due and payable, and extends the option to purchase until October 20, 2017. Should the Company purchase the property by October 20, 2017, the 23,000 Euros of the most recent reservation fee will be applied to the against the purchase price of the property. The total land surface of the property has been slightly increased by 6,000 square meters due to payment of the previous reservation fees which cannot be applied to the purchase price.

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

Intellectual Property

Currently, our intellectually property includes 9 pending patent applications and 18 trademark applications.

Our 9 patent applications include oral care, ophthalmic, sugar alcohol kneading method, antimicrobial, extraction method, cosmetic, nicotine dependence treatment gum, opioid dependence treatment gum, and suppositories. Six (6) of our patent applications have entered non-provisional stage in the U.S. and international stage and one (1) licensed patent (chewing gum containing cannabinoids, covering all cannabinoids, including THC). We are in the process of developing and filing more patent applications.

We have 18 trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, A Axim Biotech, CanChui, Cannonich, Cannanimals, Oraximax, CannaCoal, CanShu, CanQuit, SuppoCann, OpthoCann, CannBelph, Cannocyn, ReneCann, Clean CannaCoal, CanChew Hemp CBD Gum, CanChew, and HempChew. Corresponding trademark applications have been filed in other jurisdictions for some of the marks and have received registration or are pending.

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

Employees

As of November 21, 2016, we have 6 full-time employees and 4 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

Comparison of the nine months ended September 30, 2016 to September 30, 2015.

For the nine month periods ended September 30, 2016 and 2015, our revenues totaled $34,846 and $33,722; respectively, from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Nine Months Period Ended September 30, 2016	Nine Months Period Ended September 30, 2015

Legal and other fees	$123,074	$109,396
Depreciation	2,517	840
Audit fees	10,000	16,500
Filing fees	3,303	3,133
Office/Other expenses	27,870	40,339
Travel and entertainment expenses	16,559	54,770
Advertising and promotions	65,967	118,462
Compensation costs	2,158,263	1,651,330
Insurance expense	64,041	95,730
Impairment	-	652,265
Consulting fees	128,528	232,783
Taxes	10,969	11,949
Officer’s salary	180,000	180,000
Research and development	163,946	495,724
Licenses and permits	18,338	78,272
Write off of Inventory	9,753	-
Total	$2,983,128	$3,741,493

Our operating expenses for the nine month periods ended September 30, 2016 and 2015, were $2,983,128 and $3,741,493 respectively. The changes for the nine month period ended September 30, 2016, was due primarily to decreases in advertising and promotions, consulting fees and research and development expenses

Other (Income) expenses:

Our interest expense for the nine months ended September 30, 2016 and 2015 was $249,391.and $30,717 respectively. The Company incurred a $1,385,000 loss on debt extinguishment during the nine months ended September 30, 2016.

Comparison of the three months ended September 30, 2016 to September 30, 2015.

For the three month periods ended September 30, 2016 and 2015, our revenues totaled $9,600 and $21,610 from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Three Months Period Ended September 30, 2016	Three Months Period Ended September 30, 2015

Legal and other fees	$42,706	$40,500
Impairment	-	652,265
Audit fees	5,000	3,000
Filing fees	1,449	813
Office/Other expenses	14,284	12,414
Travel and entertainment expenses	6,507	11,707
Advertising and promotions	19,305	8,986
Compensation costs	1,248,000	682,056
Insurance expense	21,425	21,692
Depreciation expenses	839	840
Consulting Fees	42,184	33,125
Taxes	951	991
Officer’s salary	60,000	60,000
Research and development	87,718	133,087
Licenses and permits	1,143	18,587
Total	$1,551,511	$1,680,063

Our operating expenses for the three month periods ended September 30, 2016 and 2015, were $1,551,511 and $1,680,063 respectively. The changes for the three month period ended September 30, 2016, was due primarily to increases in advertising and promotions, compensation expense, consulting fees.

Other (Income) expenses:

Our interest expense for the three months ended September 30, 2016 and 2015 was $225,382 and $12,401 respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $2,996,614, has an accumulated deficit of $16,886,047, has cash used in operating activities of continuing operations $761,694 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Nine months ended September 30, 2016 and 2015

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $761,694 for the nine months ended September 30, 2016, as compared to net cash used of $1,120,375 for the nine months ended September 30, 2015. The decrease is primarily attributable to our net loss from operations of $4,626,317 and offset by net changes in the balances of operating assets and liabilities and by amortization of prepaid services, amortization of prepaid insurance, non-cash interest, stock based compensation and loss on extinguishment of debt.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended September 30, 2016 was $0 compared to $16,801 for the same period in 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the period ended September 30, 2016, was $1,498,157 compared to $519,308 for the same period in 2015. Cash provided by financing activities were primarily a result of issuance of convertible notes, advances from related parties and issuance of convertible preferred stock.

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

Recently issued accounting standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•

ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

•

ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceedings subject to this Item Number.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2016, the Company issued 500,000 shares of common stock valued at $38,971 in exchange for the conversion of $5,000 of a convertible note.

On June 30, 2016, the Company issued 1,540,000 shares of common stock valued at $120,029 in exchange for the conversion of $154,000 of a convertible note.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Employment Agreements

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000.and an incentive payment of 2,000,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer.

On September 15, 2016, the Company entered into an employment agreement with Dr. Philip Van A. Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme receives an annual base compensation of $24,000 and an incentive payment of 200,000 shares of the Company's common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Van A. Damme.

On August 3, 2016, all AXIM affiliates, as such term is defined by the Securities Act of 1933, as amended (the “Act”), entered into an agreement whereby each affiliate agreed to be prohibited from selling any Company securities pursuant to Rule 144 of the Act until the later of: (i) twelve (12) months from the date of the agreement; or (ii) twelve (12) months from the date of acquisition of the securities.

On or about June 29, 2016, Robert Malasek was appointed as the Company’s Chief Financial Officer and Secretary. At this time there is not employment agreement between the Company and Mr. Malasek.

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the "Convertible Note Purchase Agreement" or "Agreement") with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of: (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion.

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the nine months ended September 30, 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1			X

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer.	10.2			X

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3			X

Convertible Note Purchase Agreement Dated September 16, 2016.	10.4			X

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: November 21, 2016	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: November 21, 2016	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer