Form 10-Q/A
period 2016-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2016-11-30
CIK 1514946

FORM 10-Q

(Amendment #1)

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

AXIM Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4029386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,492,659 shares of common stock, par value $0.0001 per share, outstanding as of November 21, 2016.

_____________________________________________________________________________________________

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended September 30, 2016, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

_____________________________________________________________________________________________

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the nine months ended September 30, 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1			X

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer.	10.2			X

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3			X

Convertible Note Purchase Agreement Dated September 16, 2016.	10.4			X

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: November 29, 2016	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: November 29, 2016	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

4