Form 10-K
period 2016-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2017-04-17
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-54296

AXIM BIOTECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4092986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 Rockefeller Plaza 20th Floor, Suite 83 New York, NY 10111 ______________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 751-0001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.0001 par value

___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes      . No  X .

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .	Non-accelerated filer . (Do not check if smaller reporting company)	Smaller reporting company X .	Emerging growth Company .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $1,331,679 based upon the June 30, 2016, closing price of $.37 as quoted on Yahoo/Finance.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 15, 2017, there were 52,566,441 shares of our common stock were issued and outstanding.

DOCUMENTS INCORPORATE BY REFERENCE: None

PART I

PART II

Item 1. Business

Description of Business

We were incorporated in the State of Nevada on November 18, 2010, as AXIM International, Inc. (Inception). On July 24, 2014, we changed our name to AXIM Biotechnologies, Inc. to better reflect our business operations. On August 7, 2014, we incorporated a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities listed below. Our principal executive office is located at 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111.

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

Current Operations

The operations of the Company include: the research and development of pharmaceutical products, genetically controlled botanical products, and extraction and purification of cannabinoids technologies. Over the next 12 months, we anticipated the following activities:

1.

Conducting a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, UK as well as an academic center in the USA for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 12 months.

2.

Conducting clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease, ulcerative colitis and Crohn’s disease using innovative, (patented and patent pending technologies) delivery mechanisms containing various cannabinoids.

3.

Conducting a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids. This trial is awaiting approval by Health Canada and will result in an NDA.

4.

Completing a proof of concept clinical trial at the Dermatological Center Maurits Clinic The Hague, The Netherlands on patients with psoriasis and atopic dermatitis using innovative, (patent pending and patented) delivery mechanisms containing unique cannabinoids.

5.

Development of novel (patent pending) pharmaceutical cannabinoid and opioid-agonist/ anatagonist-based preparations “CannQuit™” formulations for tobacco, opioid and cannabis dependence treatment.

6.

Development of novel (patent pending) antibacterial “Cannocyn ™” and anti fungal ”Cannonych ™” preparations based on unique cannabinoids.

7.

Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).

8.

Development and commercialization of cosmetic care line “Renecann™” (patent pending).

9.

Development of ophthalmological pharmaceutical ”CannBleph ™” and OTC ”OphthoCann ™” preparations based on unique combinations of cannabinoids (patent pending).

10.

Preparations and Development of Axim’ pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, Dementia, Restless leg syndrome and Parkinson’s disease

11.

Completion of contractual agreements for production and export of over 20 novel, trademark-protected formulations with partners in Europe, Israel and South and North America.

12.

Production of novel pharmaceutical formulations for pharmaceutical companies from the US and Israel. One of these is for a condition designated as an orphan disease. The other is for production of pharmaceutical product based on our proprietary delivery platform utilizing synthetic cannabinoids.

13.

Development of new active pharmaceutical ingredient molecules including, prodrug formulations.

14.

Completion of a land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification facility as well as a factory for pharmaceutical, nutriceutical and consumer products preparations as well as an innovative, environmentally-friendly; “box in a box”-design center for R&D and manufacturing for AXIM as well as third parties. This will result in a full vertical integration of the company.

15.

Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending).

16.

Development of sustainable biofuel compositions derived fromindustrial hemp by-products, such as our high-energy output hemp coal “CannaCoal™.”

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) land purchase.

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

CanChewTM License Agreement

On May 11, 2015, we entered into a 50 year, worldwide, exclusive intellectual property licensing agreement (“Agreement”) with CanChew Biotechnologies, LLC (“CanChew”). As compensation for the Agreement, CanChew received 5,826,706 restricted shares of the Company’s common stock and a royalty fee of approximately 2-3% of all gross sales derived from products produced under the Agreement. So long as we are in compliance with the Agreement, we have the option to purchase the licensed intellectual property after 5 years at a purchase price equal to fifty percent (50%) of the annual royalty fee paid.

Manufacturing Capabilities

On November 15, 2014, the Company entered into Reservation Agreement with the City of Almere, The Netherlands, whereby the Company was granted an option to purchase 5,328 square meters of land in the City of Almere. The Company intends to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings. This facility will be fully compliant with GMP, GLP, FDA, EMA and ISO regulations. The purchase price for the land is 985,680 Euros. The company has paid three reservation fees for options to purchase the property. The most recent reservation fee of 57,742 Euros was paid on October 20, 2016, and extends the option to purchase until October 20, 2017. Should the Company purchase the property by October 20, 2017, the 23,000 Euros of the most recent reservation fee will be applied to the against the purchase price of the property. The total land surface of the property has been slightly increased by 6,000 square meters due to payment of the previous reservation fees which cannot be applied to the purchase price.

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

Importation of Hemp Finished Products

Despite classification of cannabis under Schedule I, hemp finished products, or certain parts of the plant Cannabis sativa, are exempted from the definition of marijuana and are considered legal to import since 1937. Under 21 U.S.C. § 802(16), the seeds (incapable of germination) and the mature stalks of the Cannabis sativa plant, together with products made from these parts, are exempted from the definition of cannabis. These products are commonly known as “hemp finished products”, and can be a variety of products as outlined above. Importation of hemp finished products and processing into the United States continues legally, which fuels a hemp market inside the United States. The United States is actually the largest importer of hemp-based products in the world.

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

Intellectual Property

Currently, our intellectually property includes 9 pending patent applications and 18 trademark applications.

Our 9 patent applications include oral care, ophthalmic, sugar alcohol kneading method, antimicrobial, extraction method, cosmetic, nicotine dependence treatment gum, opioid dependence treatment gum, and suppositories. Six (6) of our patent applications have entered nonprovisional stage in the U.S. and international stage and one (1) licensed patent (chewing gum containing cannabinoids, covering all cannabinoids, including THC). We are in the process of developing and filing more patent applications.

We have 18 trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, A Axim Biotech, CanChui, Cannonich, Cannanimals, Oraximax, CannaCoal, CanShu, CanQuit, SuppoCann, OpthoCann, CannBelph, Cannocyn, ReneCann, Clean CannaCoal, CanChew Hemp CBD Gum, CanChew, and HempChew. Corresponding trademark applications have been filed in other jurisdictions for some of the marks and have received registration or are pending.

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

Employees

As of April 15, 2017 we have 6 full-time employees and 4 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Item 1A. Risk Factors

As a small reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Property

At present, we do not own any property.

We are in the process of purchasing property to build the Company’s manufacturing facility at the industrial estate Stichtsekant in the city of Almere, The Netherlands. We intend to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings. Our future high-tech, state-of-the-art factory will be located on the corner of Fort de Gagel and Fort Blauwkapel.

We receive rent free, the use of our office space located in New York City, starting March 2017 the company leased space at 45 Rockefeller Plaza on a month to month basis the monthly rent is 6,635. The rent expense for our warehouse space located in the Netherlands was $5,949 for the year ended December 31, 2016.

North American Address:

45 Rockefeller Plaza 20th Floor, Suite 83

New York, NY 10111

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

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the year end December 31, 2016 and December 31, 2015. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The information is derived from Yahoo/Finance.com. No closing bid prices are reported prior to September 2, 2014

	High ($)	Low ($)
Quarter ended 12/31/16	10.00	0.22
Quarter ended 9/30/16	0.39	0.21
Quarter ended 6/30/16	0.59	0.21
Quarter ended 3/31/16	1.01	0.30

Quarter ended 12/31/15	1.26	0.30
Quarter ended 9/30/15	0.95	0.06
Quarter ended 06/30/15	1.30	0.60
Quarter ended 3/31/15	10.00	1.05

As of December 31, 2016, there are approximately 50 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We anticipate that in the future we will retain any earnings for operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 29, 2015 the company adopted a stock incentive plan under which eligible persons or vendors whom provide the company services may be afforded an opportunity to acquire an equity interest in the company in exchange for those services provided. The Company has reserved 10,000,000 shares of its common stock for issuance under this plan.

Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2016, the Company issued 500,000 shares of common stock valued at $38,971 in exchange for the conversion of $5,000 of a convertible note.

On June 30, 2016, the Company issued 1,540,000 shares of common stock valued at $120,029 in exchange for the conversion of $154,000 of a convertible note.

On December 29, 2016 the Company issued 500,000 shares of common stock valued at $50,000 in exchange for the conversion of $29,900 of a convertible note including accrued interest of 20,100.

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

Defaults Upon Senior Securities

None.

Item 6. Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AXIM Biotechnologies, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Our cash requirements for the next twelve months are $12,800,000.

R&D	S	11,800,000
Other Consulting Fees		400,000
Audit and Accounting		80,000
Miscellaneous		520,000
Total		$12,800,000

We estimate that our audit and accounting costs to be $80,000 however this amount may vary.

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

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. These loans may include terms that may be highly dilutive to existing shareholders.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $1,643,129, has an accumulated deficit of $18,069,636, has cash used in operating activities of $1,294,141 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the year ended December 31, 2016 and 2015.

Revenue

For the year ended December 31, 2016, we had revenue of $47,059 from sales of our products, as compared to revenue of $49,139 for the year ended December 31, 2015. This is primarily due to our start up business operations and our change in business operations in early 2015.

Cost of Revenue

For the year ended December 31, 2016, we had cost of revenue of $154,130 from sales of our products, as compared to cost of revenue of $50,387 for the year ended December 31, 2015. This is primarily due to our start up business operations and our change in business operations in early 2015.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2016 our research and development expenses were $235,579 as compared to $571,455 for the year ended December 31, 2015. Variance was result of funding not received till later in year. Company deferred some activities until funding received.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2016 and 2015 were $3,413,456 and $9,475,724 respectively. Variance was result of funding not received till later in year. Company deferred some activities until funding received.

Depreciation Expenses

For the year ended December 31, 2016 our depreciation expenses were $3,356 as compared to $1,119 for the year ended December 31, 2015.

Other Income and Expenses

Our interest expenses for the years ending in 2016 and 2015 were $275,733 and $43,221 respectively. Variance was result of funding not received till later in year which incurred interest expense .Loss on extinguishment of debt for the years ending in 2016 and 2015 were $1,385,000 and $0 respectively. Loss on change in fair value of derivative liability for the years ending in 2016 and 2015 were 211,921 and 0 respectively. Amortization of debt discount was 25712 and $0 respectively.

Loss on settlement of liability for the years ending in 2016 and 2015 were 152,077 and $0 respectively. Variances was result of funding change in terms, respective amortization and issuance of stock in payment of some liabilities to conserve cash.

For the Year Ended December 31, 2016 and 2015

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $1,294,141 for the year ended December 31, 2016, as compared to net cash used of $1,539,179 for the year ended December 31, 2015. The increase is primarily attributable to our net loss from operations of $5,809,906 and offset by net changes in the balances of operating assets and liabilities and by amortization of prepaid services, amortization of prepaid insurance, stock based compensation and loss on extinguishment of debt.

Net Cash Used in Investing Activities

Net cash used by investing activities during the year ended December 31, 2016 was $0 compared to $16,780 for the same period in 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2016, was $1,873,317 compared to $1,029,000 for the same period in 2015. Cash provided by financing activities were primarily a result of issuance of convertible notes, advances from related parties and issuance of convertible preferred stock.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our consolidated financial statements.

Recently Issued Accounting Standards

Note 3 to our audited consolidated financial statements appearing elsewhere in this report includes Recently Issued Accounting Standards.

Foreign Currency Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8. Financial Statement and Supplementary Data

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

-Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of December 31, 2016. See, Inherent Limitations of Internal Controls for discussion of material weaknesses

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Employment Agreements

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Mr. Changoer.

On September 15, 2016, the Company entered into an employment agreement with Dr. Philip Van A. Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme receives an annual base compensation of $24,000 and an incentive payment of 200,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Van A. Damme.

On August 3, 2016, all AXIM affiliates, as such term is defined by the Securities Act of 1933, as amended (the “Act”), entered into an agreement whereby each affiliate agreed to be prohibited from selling any Company securities pursuant to Rule 144 of the Act until the later of: (i) twelve (12) months from the date of the agreement; or (ii) twelve (12) months from the date of acquisition of the securities.

On or about June 29, 2016, Robert Malasek was appointed as the Company’s Chief Financial Officer and Secretary. At this time there is not employment agreement between the Company and Mr. Malasek.

PART III

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201.

 On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. The Company received $250,000 on February 1, 2017 and $250,000 on March 2, 2017 against the note receivable of $500,000.

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2016 this note has not been converted.

During the year ended December 31, 2016 the Company amortized the debt discount on all the notes of $25,712 to operations as expense.

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

NAME	AGE	POSITION
Dr. George E. Anastassov	53	Chairman, Chief Executive Officer, President
Dr. Philip A. Van Damme	63	Director, Chief Scientific Officer
Lekhram Changoer	50	Director, Chief Technology Officer

The background of our executive officers, key employees and director is as follows:

Dr. George E. Anastassov - Chairman of the Board, Chief Executive Officer. President

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

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are completed by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings and regular, weekly teleconference meetings during the fiscal year ended December 31, 2016. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K except its chief financial officer. In general, an “audit committee financial expert” is an individual member of the audit committee who:

•

understands generally accepted accounting principles and financial statements,

•

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•

as experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to: AXIM Biotechnologies, Inc., 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111. Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2016.

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

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. George E. Anastassov	2016	240,000	0	0	0	0	0	715,625	$955,625
Chairman, Chief Executive Officer	2015	240.000	0	0	0	0	0	606,625	$846,625

Dr. Philip A. Van Damme	2016	6,000	0	0	0	0	0	48,000	54,000
Director, Chief Scientific Officer	2015	0	0	0	0	0	0	1,500	$1,500

Lekhram Changoer	2016	160,000	0	0	0	0	0	658,200	818,200
Director, Chief Technology Officer	2015	120,000	0	0	0	0	0	15,000	$135,000

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

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $600,000 compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016.At the year end December 31, 2016 the Company recorded $58,200 of compensation expenses in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 15, 2016, the Company entered into an employment agreement with Dr., Philip Van A. Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme receives an annual base compensation of $24,000 and an incentive payment of 200,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Van A. Damme. On September 15, 2016, the Company was obligated to issue 200,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Van A. Damme. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $48,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. The ongoing base compensation was rescinded by mutual consent of the Company and Dr. Philip Van A. Damme at December 15, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2016:

(i)

each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)

each of our officers and directors; and

(iii)

all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at December 31, 2016, there were 52,506,441 shares of our common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Dr. George E. Anastassov(1)	(5)	(5)
Common Stock	Dr. Philip A. Van Damme(2)	(6)	(6)
Common Stock	Lekhram Changoer(3)	(8)	(8)
Common Stock	SANAMMAD Foundation	18,240,356(7)	34.74%
Common Stock	MJNA Investment Holdings LLC	17,443,650(9)	33.22%
Common Stock	All Directors and Officers as a Group	18,240,356	34.74%

(1)

The address is: 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111.

(2)

The address is: 12255 Crosthwaite Circle, Poway, CA 92064.

(3)

The address is: Bijleveldsingel 89, Nijmegen, 6521AP, Netherlands.

(4)

Sanammad Foundation holds 18,240,356 shares of our common stock.

(5)

Mr. Anastassov is a 1/3 owner and control person of Sanammad Foundation which holds 18,240,356 shares of our common stock and 500,000 shares of Series B preferred stock.

(6)

Mr. Van Damme is a 1/3 owner and control person of Sanammad Foundation which holds 18,240,356 shares of our common stock and 500,000 shares of Series B preferred stock.

(7)

The address is: 560 Sylvan Avenue, 3rd Floor, Englewood Cliffs, NJ 07632.

(8)

Mr. Changoer is a 1/3 owner and control person of Sanammad Foundation which holds 18,240,356 shares of our common stock and 500,000 shares of Series B preferred stock

(9)

MJNA Investment Holdings, LLC holds 17,443,650 shares of our common stock

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 8, 2014 the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (the owners of CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect. On December 23, 2016, a principal payment of $120,000 was made. The total outstanding at December 31, 2016, is $880,000.

On May 21, 2014, the Company President advanced an additional $5,000 to the Company to fund working capital needs.

On June 25, 2014, the Company received a non interest bearing advance from CanChew Biotechnologies, LLC (CCB) of $30,000 to pay the down payment on its D & O liability insurance. In addition the Company during 2014 was advanced an additional $35,775 for operating expenses principally for the owner’s salary. For the years ended December 31, 2016 and 2015, the Company received additional advance of $1,619,067 and $1,020,135, respectively for operation expenses. The advance is non-interest bearing and is due on demand. The total outstanding due to related party as of December 31, 2016 and 2015 is $1,619,067 and $1,085,910, respectively.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

RBSM, LLP, billed us $60,000 and $34,500 in audit fees during the years ended December 31, 2016 and 2015.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2016 and 2015.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2016 and 2015.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2016 and 2015, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full- time, permanent employees.

Item 15. Exhibits.

Statements

Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Operations for the year ended December 31 2016 and 2015.
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2016.
Consolidated Statements of Cash Flows for the year ended December 31, 2016 and 2015.
Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	(Form Type)	Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Consent of Experts	23.1			X

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: April 17, 2017	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: April 17, 2017	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

Dated April 17, 2017		/s/ Lekhram Changoer
Lekhram Changoer
Director

Dated April 17, 2017		/s/ Dr. Philip A. Van Damme
Dr. Philip A. Van Damme
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Axim Biotechnologies, Inc.

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axim Biotechnologies, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//s// RBSM, LLP April 17, 2017
New York, New York

AXIM BIOTECHNOLOGIES, INC.

Consolidated Balance Sheets
	December 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$713,346	$134,170
Inventory	38,446	200,784
Reservation fee deposit	76,155	65,170
Prepaid expenses	40,753	777,657
Loan receivable	505,000	5,000
Total current assets	1,373,700	1,182,781

Property and equipment, net of accumulated depreciation of $4,474 and $1,119, respectively.	12,305	15,661

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Total other assets	63,167	63,167

TOTAL ASSETS	$1,449,172	$1,261,609

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$401,220	$324,015
Due to shareholder	5,000	5,000
Convertible loan	-	50,000
Due to first insurance funding	22,978	22,963
Derivative liability (see note 9)	-	-
Due to related party	1,619,067	1,085,910
Promissory note - related party (including accrued interest of $88,564 and $57,726 respectively)	968,564	1,057,726
Total current liabilities	3,016,829	2,545,614

Long-term liabilities:
Convertible notes payable due to shareholder including accrued interest of $793 and $0, respectively	45,793	-
Convertible note payable (including accrued interest of $15,646 and 11,197 respectively) net of unamortized debt discount of $1,323,606 and $0, respectively (see note 9)	758,140	411,197
Total long-term liabilities	803,933	411,197

TOTAL LIABILITIES	3,820,762	2,956,811

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred stock, $0.0001 par value, -0- and 1,000,000 shares designated respectively, -0- and 1,000,000 shares issued and outstanding; respectively	-	100
Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized, 0- and 1,000,000 shares issued and outstanding, respectively	-	100

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and -0- shares issued and outstanding, respectively	50	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and -0- shares issued and outstanding, respectively	50	-
Common stock, $0.0001 par value, 300,000,000 shares authorized 52,506,441 and 39,633,706 shares issued and outstanding, respectively;	5,251	3,963
Additional paid in capital	15,672,631	9,032,865
Common stock to be issued	20,064	52,500
Accumulated deficit	(18,069,636)	(10,784,730)
TOTAL STOCKHOLDERS' DEFICIT	(2,371,590)	(1,695,202)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,449,172	$1,261,609
The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Consolidated Statement of Operations

	For the	For the
	Year ended	Year ended
	December 31, 2016	December 31, 2015

Revenues	$47,059	$49,139

Cost of goods sold	154,130	50,387

Gross loss	(107,071)	(1,248)

Operating expenses:

Research and development expenses	235,579	571,455
Selling, general and administrative	3,413,456	9,475,724
Depreciation	3,356	1,119

Total operating expenses	3,652,391	10,048,298

Loss from operations	(3,759,462)	(10,049,546)

Other (Income) expenses:
Amortization of Debt Discount	25,712	-
Loss on extinguishment of debt	1,385,000	-
Loss on change in fair value of derivative liability	211,921	-
Loss on settlement of liability	152,077	-
Interest expense	275,734	43,221
Total other expense	2,050,444	43,221

Loss before provision of income tax	(5,809,906)	(10,092,767)
Provision for income tax	-	-

NET LOSS	$(5,809,906)	$(10,092,767)

Less: Dividend on preferred stocks	(1,475,000)	-

NET LOSS ATTRIBUTABLE TO	$(7,284,906)	$(10,092,767)
COMMON SHAREHOLDERS

Loss per common share - basic and diluted	$(0.17)	$(0.27)

Weighted average common shares outstanding - basic and diluted	41,732,306	37,054,770

The accompanying notes are an integral part of these consolidated financial statements

Axim Biotechnologies, Inc.
Consolidated Statement of Stockholders Deficit
For the Years Ended December 31, 2016 and 2015
											Common			Total
			Series A Convertible		Series B Convertible		Series C Convertible				Stock	Additional		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be	Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	(Deficit)

Balance, December 31, 2014	1,000,000	$ 100	-	$ -	-	$ -	-	$ -	33,000,000	$ 3,300	$ -	$ 107,841	$ (691,964)	$ (580,723)

Common stock issued for consulting services	-	-	-	-	-	-	-	-	162,000	16	-	122,384	-	122,400

Common stock issued for acquisition of intangible assets and inventory	-	-	-	-	-	-	-	-	5,826,706	582	-	982,680	-	983,262

Common stock issued for officer's compensation	-	-	-	-	-	-	-	-	625,000	63	-	550,062	-	550,125

Fair value of convertible note for consulting services over the value of note	-	-	-	-	-	-	-	-	-		-	2,000,000	-	2,000,000

Fair value of series "A" convertible preferred stock issued for consulting services	-	-	1,000,000	100	-	-	-	-	-		-	5,249,900	-	5,250,000

Common stock issued for cash	-	-	-	-	-	-	-	-	20,000	2	-	19,998	-	20,000

Common stock to be issued for officer's compensation	-	-	-	-	-	-	-	-	-		52,500	-	-	52,500

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(10,092,766)	(10,092,766)

Balance, December 31, 2015	1,000,000	$ 100	1,000,000	$ 100	-	$ -	-	$ -	39,633,706	$ 3,963	$ 52,500	$ 9,032,865	$(10,784,730)	$ (1,695,202)

Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	125,000	13	(52,500)	52,487	-	-

Common stock issued for officer's compensation	-	-	-	-	-	-	-	-	2,250,000	225	-	715,400	-	715,625

Common stock issued for consultancy services	-	-	-	-	-	-	-	-	2,440,000	244	-	705,956	-	706,200

Common stock issued for consulting services	-	-	-	-	-	-	-	-	10,815	1	-	6,120	-	6,121

Common stock to be issued for consultancy services	-	-	-	-	-	-	-	-	-	-	20,064	-	-	20,064

Common stock issued in exchange for debt	-	-	-	-	-	-	-	-	2,540,000	254	-	208,746	-	209,000

Fair value of convertible note over the face value of note	-	-	-	-	-	-	-	-	-	-	-	1,385,000	-	1,385,000

Cancellation/Rescission of the Series "A" convertible preferred stock issued in 2015	-	-	(1,000,000)	(100)	-	-	-	-	-	-	-	100	-	-

Issuance of Series B convertible preferred stock for cash	-	-	-	-	500,000	50	-	-	-	-	-	49,950	-	50,000

Issuance of Series C convertible preferred stock for cash	-	-	-	-	-	-	500,000	50	-	-	-	64,950	-	65,000

Issuance of Series A convertible preferred stock on conversion of preferred stock	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-	-	-	-	-	-

Issuance of common stock on conversion of Series A preferred stock	-	-	(1,000,000)	(100)	-	-	-	-	5,000,000	500	-	1,474,600	-	1,475,000

Issuance of common stock against settlement of liabilities	-	-	-	-	-	-	-	-	506,920	51	-	202,717	-	202,768

Extinguishment of derivative liability upon modification of convertible debt	-	-	-	-	-	-	-	-	-	-	-	1,274,422	-	1,274,422

Beneficial conversion feature on convertible note	-	-	-	-	-	-	-	-	-	-	-	499,318	-	499,318

Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(1,475,000)	(1,475,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,809,906)	(5,809,906)

Balance, December 31, 2016	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	52,506,441	$5,251	$ 20,064	$15,672,631	$(18,069,636)	$ (2,371,590)

The accompanying notes are an integral part of these consolidated financial statements

Axim Biotechnologies, Inc.	For the	For the
Consolidated Statement of Cash Flow	years ended	years ended
	December 31,	December 31,
	2016	2015
Cash flow from operating activities:
Net loss	$(5,809,906)	$(10,092,767)

Adjustment to reconcile net loss to cash provided by (used in) in operating activities
Expenses incurred by related party on behalf of Company, net	-	11,134
Depreciation	3,356	1,119
Stock based compensation	1,448,011	5,975,025
Inventory written off	9,753	20,845
Amortization of prepaid services	736,438	1,663,562
Amortization of prepaid insurance	41,219	116,110
Amortization of debt discount	25,713	-
Loss on extinguishment of debt	1,385,000	-
Non-cash interest expense	212,500	-
Loss on change in fair value of derivative liability	211,921	-
Loss on settlement of liabilities	152,077	-
Impairment loss	-	652,265

Changes in operating assets & liabilities:
Increase in reservation fee deposit	(10,985)	(65,170)
Increase in prepaid insurance	(40,753)	(85,000)
Decrease in inventory	152,585	46,202
Increase in due to first insurance funding	14	(31,056)
Increase in accounts payable and accrued expenses	188,916	248,552
Net cash used in operating activities	(1,294,141)	(1,539,179)

Cash flow from Investing Activities:
Purchase of equipment	-	(16,780)
Net cash used in investing activities	-	(16,780)

Cash flow from Financing Activities:
Proceeds from issuance of Series B and C convertible preferred stock	115,000	-
Proceeds from due to related party	533,157	1,009,000
Repayment of loans	(124,840)	-
Proceeds from convertible notes	1,350,000	-
Issuance of common stock for cash	-	20,000
Net cash provided by financing activities	1,873,317	1,029,000

Net increase in cash and cash equivalents	579,176	(526,959)
Comprehensive income (loss)	-	-

Cash and cash equivalents at Beginning of period	134,170	661,128

Cash and cash equivalents at End of period	$713,346	$134,169

Supplemental Disclosure of Cash Flow Information
Interest	$5,142	$
Income Tax	$-		$-

Non-cash investing and financing activities:
Common stock issued against common stock to be issued	$52,500		$-
Convertible note exchanged for related party convertible note	$50,000		$-
Common stock issued against conversion of debt and interest	$209,000		$-
Rescission of series A convertible preferred shares	$100		$-
Exchange of preferred stock against series A preferred stock	$100		$-
Conversion of series A convertible preferred stock into common stock	$500		$-
Debt discount and initial derivative liability at issuance of note	$1,062,500		$-
Issuance of shares to settle accounts payable	$50,691		$-
Derivative liability extinguished upon modification of convertible debt	$1,274,421		$-
Issued convertible note against promissory note receivable	$500,000		$-
Initial beneficial conversion feature expense	$499,318		$-
Preferred dividend against common stock to be issued on conversion of series A convertible preferred stock	$1,475,000		$-
Excess fair value of convertible note issued for prepaid services	$-		$2,000,000
Convertible Series A preferred stock issued for consulting services	$-		$5,250,000
Acquisition of Intellectual property through subsidiary acquisition	$-		$983,262
Convertible Note issued for prepaid services	$-		$400,000

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1: ORGANIZATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111. On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 11, 2015 the Company acquired a 100% interest in Can Chew License Company a Nevada incorporated licensing Company, through the exchange of 5,826,706 shares of its common stock.

NOTE 2: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2016, and 2015 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. During the year ended December 31, 2016, the Company wrote off finished goods inventory worth $9,753. As of December 31, 2016 the finished goods inventory totaled $38,446 and the shelf life of the finished goods inventory is set to expire on April 6, 2017.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the year ended December 31, 2016 and 2015 the Company recorded $3,356 and $1,118, respectively, of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of December 31, 2016 and 2015 amounted to $63,167 net of accumulated impairment losses of $652,265.

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

Revenues from continuing operations recognized for the year ended December 31, 2016 and 2015 amounted to $47,059 and $49,139, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of December 31, 2016 and 2015. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirement of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Fair value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements established a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market date

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2016, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at December 31, 2016 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2016 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2016 and 2015.

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

There were 67,572,711 common share equivalents at December 31, 2016 and 39,758,706 at December 31, 2015. For the year ended December 31, 2016 and 2015 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $235,579 and $571,455 for the year ended December 31, 2016 and 2015, respectively.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements, absent any goodwill impairment.

In August 2014, the FASB issued ASU 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. The adoption of this guidance is not expected to have a material effect on our financial statements.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16-Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfer are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU N. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In connection with its financial instruments project, the FASB issued ASU 2016-13- Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 – Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

*

ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

*

ASU 2016-01 addresses certain aspect of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Prepaid service contract	$-	$736,438
Prepaid insurance contract	40,753	41,219
	$40,753	$777,657

For the year ended December 31, 2016 and 2015 the Company recognized amortization of prepaid expense of $777,657 and $1,779,672, respectively.

NOTE 5: RESERVATION FEE DEPOSIT

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the Company an exclusive right to purchase the building land for a purchase price of €1,110,000. Starting in October 2015 the second reservation period was extended for a period of twelve (12) months expiring September 2016. Starting in October 2016 the second reservation period was extended to October 20, 2017 by paying $76,155 for extension, under the same terms as the previous period. The Company amortized the earlier deposit of $65,170 during the year ended December 31, 2016. If the Company proceeds to purchase the building land the reservation fee of $76,155 will be offset against the purchase price. The Company is not entitled to a refund of the reservation fee if the current agreement is terminated by the Company in the event of insolvency or a moratorium on the transfer or assignment of rights or in the event of a failure to notify or notify on time. The agreement is not transferable. The rights and obligations of this agreement cannot be assigned. The municipality is entitled to terminate the agreement by means of a registered letter if during the reservation period compelling objections exist or arise, or through the insolvency of the Company.

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

The following table summarizes promissory note payable as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Promissory note payable, due on demand, interest at 3%.	$880,000	$1,000,000
Accrued interest	88,564	57,726
	$968,564	$1,057,726

For the year ended December 31, 2016 and 2015 the Company recognized interest expense of $30,838 and $29,673, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CCB totaling $1,619,067 as of December 31, 2016, which includes $533,157 received during the year ended December 31, 2016. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the president of the Company for a working capital advance of $5,000 made in May of 2014.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 12 - “Preferred Stock” for a discussion of the Company’s preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company’s common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Convertible Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated the current directors, Dr. George E. Anastassov, Dr. Philip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Convertible Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. At this time the holders of the Series C Convertible Preferred Stock have decided not to elect any Series C Directors.

NOTE 8: DUE TO FIRST INSURANCE FUNDING

During the year ended December 31, 2016 and 2015, the Company financed $68,000 from First Insurance Funding for financing of its D&O insurance policy. Under the terms of the insurance financing, payments of $7,730, which include interest at the rate of 5.5% per annum, are due each month for nine months commencing on July 25, 2016 and July 25, 2015; respectively. The total outstanding due to First Insurance Funding as of December 31, 2016 and 2015 is $22,978 and $22,963; respectively.

NOTE 9: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Convertible note payable, due on July 1, 2028, interest at 3.5%.	$45,000	$-
Accrued interest	793	-
	$45,793	$-

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014, and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year end December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of December 31, 2016 is $45,793, including interest accrued thereon of $793.

The following table summarizes convertible note payable as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Convertible note payable, due on April 21, 2025, interest at 4%.	$216,100	$400,000
Convertible note payable, due on October 1, 2029, interest at 3.5%.	850,000	-
Convertible note payable, due on October 1, 2029, interest at 3.5%.	1,000,000	-
Accrued interest	15,646	11,197
Total	2,081,746	411,197
Less unamortized debt discount	(1,323,606)	-
Convertible note payable, net	758,140	411,197
Less current portion	-	-
Long term portion	$758,140	$411,197

The Company has outstanding convertible note payable having a balance due of $216,100 and $400,000 as of December 31, 2016 and 2015 respectively. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. During the year ended December 31, 2016, the Company repaid $4,840 in cash. Also during the year ended December 31, 2016 the holder of the Note converted $179,060 principal balance due under the Note, and interest of $24,940, into 2,040,000 shares of the Company’s common stock.. The balance on the Note as of December 31, 2016 is $216,100, including interest accrued thereon of $-0-.

On September 16, 2016, we entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company. With various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $(i) 0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. At the inception of the Convertible Promissory Note, the Company determined a fair value of $1,062,500 of the embedded derivative. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. The derivative liability balance on the Note as of modified date is $1,274,422 re-classed into additional paid in capital.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $(i) 0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion.. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount was recorded related to beneficial conversion feature. The Company received $250,000 on February 1, 2017 and $250,000 on March 2, 2017 against the note receivable of $500,000.

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2016 this note has not been converted.

During the year ended December 31, 2016 the Company amortized the debt discount on all the notes of $25,712 to operations as expense.

NOTE 10: DERIVATIVE LIABILITIES

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the note exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $1,062,500 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	295.02%
Risk free rate:	1.70%

The initial fair values of the embedded debt derivative $850,000 was allocated as a debt discount up to the proceeds of the note with the remainder $212,500 was charged to current year operations as interest expense.

On October 20, 2016, the Company modified the terms of the note to remove the reset provision for its conversion price. On the date of modification the fair value of the embedded derivative on above convertible note payable was valued at $1,274,422, which was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	0.00%
Volatility	287.18%
Risk free rate:	1.70%

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $211,922 for the year ended December 31, 2016. During the year ended December 31, 2016 the Company re-classed the derivative liability of $1,274,422 to additional paid in capital on modification of convertible note payable.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the year ended December 31, 2016:

December 31, 2016
Balance, beginning of the year :	$-
Additions	1,062,500
Mark-to-market at modification date	211,922
Reclassified to additional paid in capital upon modification of term	(1,274,422)
Balance, December 31, 2016	$-
Net loss due to change in fair value for the year included in statement of operation	$211,922

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,856,000 shares available for issuance under the Plan as of December 31, 2016.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of December 31, 2016 and December 31, 2015 there are -0- and 1,000,000 shares of undesignated preferred shares issued and outstanding, respectively.

Series A Convertible Preferred Stock

The Company also has authorized 1,000,000 shares of Series A Convertible Preferred Stock, which had been previously issued to Sanammad Foundation and subsequently assigned and transferred by Sanammad to Treo Holdings, LLC (“Treo”). On June 28, 2016 the Company, Sanammad and Treo agreed that the issuance of the Series A Convertible Preferred be rescinded and that such share issuance be cancelled. The Company accounted this cancelation of preferred stock as equity transaction and accordingly the par value of preferred stock adjusted against additional paid in capital account.

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of December 31, 2016 and 2015 there are 0 and 1,000,000 Series A Convertible Preferred shares issued and outstanding; respectively.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock. The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company’s common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the twelve months ended December 31, 2016, the Company recorded preferred dividend of $1,475,000.

Series B Convertible Preferred Stock

On August 17, 2016 the Company designated up to 500,000 shares of a new Series B Convertible Preferred Stock (Series B Preferred Stock). The holders of the Series B Preferred Stock are entitled to elect three members to the Company’s board of directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. Each share of Series B Convertible Preferred Stock is convertible into one share of the Company’s common stock. The Series B Convertible Preferred designation contains a number of protective and restrictive covenants that restrict the Company from taking a number of actions without the prior approval of the holders of the Series B Preferred Stock or the unanimous vote of all three Series B Directors.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated the current directors, Dr. George E. Anastassov, Dr. Phillip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

Series C Convertible Preferred Stock

On August 17, 2016 the Company designated up to 500,000 shares of a new Series C Convertible Preferred Stock (Series C Preferred Stock). The holders of the Series C Preferred Stock are entitled to elect four members to the Company’s board of directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. Each share of Series C Convertible Preferred Stock is convertible into one share of the Company’s common stock. The Series C Convertible Preferred Stock designation contains a number of protective and restrictive covenants that restrict the Company from taking a number of actions without the prior approval of the holders of the Series C Preferred Stock or the unanimous vote of all four Series C Directors. If at any time there are four Series C Directors, one such director must be independent as that term is defined in the Series C designation. Any challenge to the independence of a Series C Director is a right conferred only upon the holders of the Series B Convertible Preferred Stock and may only be made by the holders of the Series B Convertible Preferred Stock.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. At this time the holders of the Series C Preferred Stock have decided not to elect any Series C Directors.

Amended and Restated Bylaws

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2016 and 2015, the Company had 52,506,441 and 39,633,706 shares of common stock issued and outstanding, respectively.

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 and June 13, 2016, the Company was obligated to issue 125,000 restricted shares; respectively, of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of December 31, 2016, the Company has issued these 250,000 shares of the Common stock valued at $115,625.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $600,000 compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On July 1, 2016 the Company was obligated to issue 240,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016.At the year end December 31, 2016 the Company recorded $58,200 of compensation expenses in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 15, 2016, the Company entered into an employment agreement with Dr., Philip Van A. Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme receives an annual base compensation of $24,000 and an incentive payment of 200,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Van A. Damme. On September 15, 2016, the Company was obligated to issue 200,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Van A. Damme. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $48,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. The ongoing base compensation was rescinded by mutual consent of the Company and Dr. Philip Van A. Damme at December 15, 2016.

On March 17, 2016, the Company issued 3,953 restricted shares of common stock as payment for consultant services performed for the Company valued at $3,123.

During the year ended December 31, 2016, the Company issued 500,000 restricted shares of its common stock in exchange for the conversion of $5,000 of a convertible note payable.

During the year ended December 31, 2016, the Company issued 2,040,000 unrestricted shares in exchange for the conversion of $179,060 of a convertible note payable and $24,940 of accrued interest.

During the year ended December 31, 2016, the Company issued 175,000 shares of common stock for settlement of accounts payable valued at $70,001.

During the year ended December 31, 2016, the Company issued 331,920 shares of common stock for settlement of accounts payable valued at $132,768.

During the year ended December 31, 2016, the Company issued 6,862 shares of common stock as payment for consultant services performed for the Company valued at $2,998.

During the year ended December 31, 2016, the Company is committed to issue 60,000 shares of common stock as payment for consultant services performed for the Company valued at $20,064.

2015 Issuance:

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

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. On June 13, 2015, following twelve (12) months of continuous employment the Company issued 500,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. For the year ended December 31, 2015, the Company recorded $473,000 of compensation expense in the accompanying consolidated financial statements. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. On October 28, 2015 the board of directors approved the issuance of the stock grant. As of December 31, 2015 the company recorded $77,125 of compensation expense in the accompanying consolidated statement of operations. On December 13, 2015 the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of December 31, 2015 the Company accrued $52,500 of compensation expense in the accompanying consolidated financial statements, the shares were issued subsequently.

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

NOTE 13: COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 and June 13, 2016, the Company was obligated to issue 125,000 restricted shares; respectively, of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of December 31, 2016, the Company has issued these shares. At the year end December 31, 2016 the Company recorded $115,625 of compensation expense in the accompanying consolidated financial statements, to record for the required issuance of the incentive shares.

On August 3rd 2016, a term sheet was signed by the Board which was obligated to pay Robert Malasek, its Chief Financial Officer, 50,000 shares of restricted stock but subsequently this was cancelled and hence no accounting effect was given.

Under the terms of Settlement Agreement with Midtown Partners, which rescinded the July 8, 2016 letter of engagement for consulting services. The Company is obligated to issue 60,000 restricted shares of its stock and $20,000 in cash in full settlement of the rescission of the consulting agreement. At the year end December 31, 2016 the Company accrued $20,064 of consulting fees in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On April 1, 2016 the Company was obligated to issue 240,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $58,200 of compensation expense in the accompanying the consolidated financial statements to account for the required issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekharm Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 15, 2016 The company entered into an employment agreement with Philip A. Van Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or D. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $48,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the Company an exclusive right to purchase the building land for a purchase price of €1,110,000. Starting in October 2016 the second reservation period was extended for a period of twelve (12) months expiring October 2017 by paying $76,155 for extension, under the same terms as the previous period. The Company amortized the earlier deposit of $65,170 during the year ended December 31, 2016. The Company may not have the ability to acquire the land prior to the expiration of the extended reservation term. Therefore, in that case, the Company intends to seek another extension of the reservation period, however, there can be no assurance that the municipality will agree to such an extension in which case the reservation fee would be forfeited.

Operating lease

The Company leased space at 45 Rockefeller Plaza, New York, NY on a month to month basis starting in March 2017. The monthly rent is $6,635.

Litigation

As of December 31, 2016 and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 14: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $1,643,129, has an accumulated deficit of $18,069,636 has cash used in operating activities of $1,294,141 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The audited consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 15: INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended December 31, 2016, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $5,900,000, which will expire on various dates in the next twenty (20) years. The net operating loss carryovers may be subject to limitations under Internal Revenue Code section 382, due to significant changes in the Company’s ownership.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the period ended December 31, 2016 and 2015 as follows:

	2016	2015
Statutory federal income tax rate	35.0%	35.0%
Statutory state and local income tax rate (8.25%), net of federal benefit	5.4%	5.4%
Change in valuation allowance	(40.4%)	(40.4%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

	2016	2015
Deferred tax assets :
Net operating loss carry forward	$2,402,333	$1,443,800
Less: valuation allowance	(2,402,333)	(1,443,800)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $2,402,333 and $1,443,800, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. Management believes it is more likely than not that the Differed tax asset will not be realized, so a 100% Valuation Reserve has been established at December 31, 2016.

NOTE 16: SUBSEQUENT EVENTS

The Company leased space at 45 Rockefeller Plaza, New York, NY on a month to month basis starting in March 2017. The monthly rent is $6,635