Form 10-K/A
period 2016-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2017-04-19
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

DOCUMENTS INCORPORATE BY REFERENCE: None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2016, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 15. Exhibits.

Statements

Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Operations for the year ended December 31 2016 and 2015.
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2016.
Consolidated Statements of Cash Flows for the year ended December 31, 2016 and 2015.
Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Consent of Experts	23.1	10-K	4/17/2017

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: April 18, 2017	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: April 18, 2017	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

Dated April 18, 2017		/s/ Lekhram Changoer
Lekhram Changoer
Director

Dated April 18, 2017		/s/ Dr. Philip A. Van Damme
Dr. Philip A. Van Damme
Director

5