Form 10-Q
period 2017-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2017-05-22
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

AXIM Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4029386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

45 Rockefeller Plaza, 20th Floor, Suite 83

New York, NY 10111

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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .No  X .

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes      .. No      ..

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,569,441 shares of common stock, par value $0.0001 per share, outstanding as of May 19, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash	$632,424	$713,346
Inventory	9,319	38,446
Reservation fee deposit	76,155	76,155
Prepaid expenses	19,795	40,753
Loan receivable	5,000	505,000
Total current assets	742,693	1,373,700

Property and equipment, net of accumulated depreciation of $5,314 and $4,475, respectively.	11,466	12,305

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Security deposits	7,440	-
Total other assets	70,607	63,167

TOTAL ASSETS	$824,766	$1,449,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$274,520	$401,220
Due to shareholder	5,000	5,000
Due to first insurance funding	-	22,978
Due to related party	1,619,067	1,619,067
Promissory note - related party (including accrued interest of $94,236 and $88,564 respectively)	974,236	968,564
Total current liabilities	2,872,823	3,016,829

Long-term liabilities:
Convertible notes payable due to shareholder including accrued interest of $1,191 and $793, respectively	46,191	45,793
Convertible note payable (including accrued interest of $34,136 and $15,646 respectively)
net of unamortized debt discount of $1,298,734 and $1,323,606, respectively (see note 9)	801,502	758,140

Total long-term liabilities	847,693	803,933

TOTAL LIABILITIES	3,720,516	3,820,762

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred stock, $0.0001 par value, -0- shares	-	-
designated -0- and -0- shares issued and outstanding; respectively
Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized,	-	-
-0- and -0- shares issued and outstanding, respectively
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Common stock, $0.0001 par value, 300,000,000 shares authorized
52,566,441 and 52,506,441 shares issued and outstanding, respectively;	5,257	5,251
Additional paid in capital	15,692,689	15,672,631
Common stock to be issued	-	20,064
Accumulated deficit	(18,593,796)	(18,069,636)
TOTAL STOCKHOLDERS’ DEFICIT	(2,895,750)	(2,371,590)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$824,766	$1,449,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Revenues	$18,620	$14,005

Cost of goods sold	38,930	15,214

Gross loss	(20,310)	(1,209)

Operating Expenses:

Research and development expenses	140,365	31,180
Selling, general and administrative	314,812	908,952
Depreciation	839	839

Total operating expenses	456,016	940,971

Loss from operations	(476,326)	(942,180)

Other (Income) expenses:
Interest income	(1,598)	-
Amortization of debt discount	24,872	-
Interest expense	24,560	11,922
Total other expenses	47,834	11,922

Loss before provision of income tax	(524,160)	(954,102)
Provision for income tax	-	-

NET LOSS	$(524,160)	$(954,102)

Less: Dividend on preferred stocks	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(524,160)	$(954,102)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	52,515,879	39,709,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Three Months ended	Three Months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(524,160)	$(954,102)
Adjustments to reconcile net loss to cash provided by (used in ) in operating activities:
Depreciation	839	839
Amortization of prepaid services	-	598,356
Amortization of prepaid insurance	20,958	21,192
Amortization of debt discount	24,871	-
Stock based compensation	-	70,498
Inventory written off	-	9,659

Changes in operating assets & liabilities:

Decrease in inventory	29,127	13,465
Increase in due to first insurance funding	(22,978)	(15,276)
Increase (Decrease) in accounts payable and accrued expenses	(102,139)	62,168
Increase in Security Deposits	(7,440)	-

Net cash used in operating activities	(580,922)	(193,201)

CASH FLOW FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from due to related party	-	230,000
Proceeds from loan receivable	500,000	-

Net cash provided by financing activities	500,000	230,000

Net increase (Decrease) in cash and cash equivalents	(80,922)	36,799

Cash and cash equivalents at beginning of period	713,346	134,170
Cash and cash equivalents at end of period	$632,424	$170,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$-	$179
Income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$20,064	$52,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders’ Deficit
For the Three months ended March 31, 2017
(Unaudited)

			Series B		Series C
			Convertible		Convertible
	Common Stock		Preferred Stock		Preferred Stock		Common Stock	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Paid In Capital	Deficit	Total
Balance at December 31, 2016	52,506,441	$5,251	500,000	$50	500,000	$50	20,064	$15,672,631	$(18,069,636)	$(2,371,590)

Common stock issued against common stock to be issued	60,000	6	-	-	-	-	(20,064)	20,058	-	-

Net loss	-	-	-	-	-	-	-	-	(524,160)	(524,160)

Balance at March 31, 2017	52,566,441	$5,257	500,000	$50	500,000	$50	-	$15,692,689	$(18,593,796)	$(2,895,750)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2017, and for the three months period ended March 31, 2017 and 2016 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of March 31, 2017 (unaudited) and December 31, 2016, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods. Actual results could differ from these estimates.

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. During the three months ended March 31, 2017 and 2016, the Company wrote off finished goods inventory worth $ -0- and $9,659, respectively. As of March 31, 2017 the finished goods inventory totaled $9,319 and the shelf life of the finished goods inventory is set to expire on April 6, 2017.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the three months ended March 31, 2017 and 2016, the Company recorded $839 and $839, respectively of depreciation expense.

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of March 31, 2017 and December 31, 2016, amounted to $63,167 net of accumulated impairment losses of $652,265.

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

Revenues from continuing operations recognized for the three months ended March 31, 2017 and 2016 amounted to $18,620 and $14,005, respectively.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of March 31, 2017 and 2016. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2017 and December 31, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirement of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deem to be conventional, as described.

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

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

The company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2017 and December 31, 2016, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at March 31, 2017 and December 31, 2016, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2017 and December 31, 2016.

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

There were 16,352,236 common share equivalents at March 31, 2017 and 16,216,652 common shares at December 31, 2016. For the three months ended March 31, 2017 and 2016 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $140,365 and $31,180 for the three months ended March 31, 2017 and 2016; respectively.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU N. 2016-15, “Classification of Certain Cash Receipts an Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning afer December 15, 2017 with early adoption permitted.

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

In connection with its financial instruments project, the FASB issued ASU 2016-13- Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 – Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•

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

•

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

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31, 2016
	2017
Prepaid insurance contract	$19,795	$40,753
	$19,795	$40,753

For the three months ended March 31, 2017 and 2016 the Company recognized amortization of prepaid expense of $20,958 and $619,548, respectively.

NOTE 5: RESERVATION FEE DEPOSIT

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the company an exclusive right to purchase the building land for a purchase price of €1,110,000. Starting in October 2015 the second reservation period was extended for a period of twelve (12) months expiring September 2016. Starting in October 2016 the second reservation period was extended to October 20, 2017 under the same terms as the previous period. If the company proceeds to purchase the building land the reservation fee will be offset against the purchase price. The Company is not entitled to a refund of the reservation fee if the current agreement is terminated by the Company in the event of insolvency or a moratorium on the transfer or assignment of rights or in the event of a failure to notify or notify on time. The agreement is not transferable. The rights and obligations of this agreement cannot be assigned. The municipality is entitled to terminate the agreement by means of a registered letter if during the reservation period compelling objections exist or arise, or through the insolvency of the Company.

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

The following table summarizes promissory note payable as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Promissory note payable, due on demand, interest at 3%; p.a.	$880,000	$880,000
Accrued interest	94,236	88,564
	$974,236	$968,564

For the three months ended March 31, 2017 and 2016 the Company recognized interest expense of $5,671 and $7,617, respectively.

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CCB totaling $1,619,067 as of March 31, 2017, which includes $0 received during the three months ended March 31, 2017. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the president of the Company for a working capital advance of $5,000 made in May of 2014.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - “Preferred Stock” for a discussion of the Company’s preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company’s common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated the current directors, Dr. George E. Anastassov, Dr. Philip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. At this time the holders of the Series C Preferred Stock have decided not to elect any Series C Directors.

NOTE 8: DUE TO FIRST INSURANCE FUNDING

The Company owed $22,978 to First Insurance Funding for financing of its D&O insurance policy as of December 31, 2016. Under the terms of the insurance financing, payments of $7,730, which include interest at the rate of 5.5% per annum, are due each month for nine months commencing on July 25, 2016. The balance was paid off as of March 31, 2017. It is expected that this policy will be renewed in June 2017 under similar terms.

NOTE 9: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
Convertible note payable, due on July 1, 2028, interest at 3.5%; p.a.	$45,000	$45,000
Accrued interest	1,191	793
	$46,191	$45,793

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014, and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the yearend December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of March 31, 2017 is $46,191, including interest accrued thereon of $1,191.

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

The following table summarizes convertible note payable as of March, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
Convertible note payable, due on April 21, 2025, interest at 4%.	$216,100	$216,100
Convertible note payable, due on October 1, 2029, interest at 3.5%.	850,000	850,000
Convertible note payable, due on October 1, 2029, interest at 3.5%.	1,000,000	1,000,000
Accrued interest	34,136	15,646
Total	2,100,236	2,081,746
Less unamortized debt discount	(1,298,733)	(1,323,606)
Convertible note payable, net	801,503	758,140
Less current portion	-	-
Long term portion	$801,503	$758,140

The Company has outstanding convertible note payable having a balance due of $218,255 and $216,100, as of March 31, 2017 and December 31, 2016 respectively, including interest of $2,155 and $0. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On June 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 shares of the Company’s common stock. On December 29, 2016 the holder of the Note converted $50,000 due under the Note including interest of $5,450 into 500,000 shares of the Company’s common stock.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2017 this note has not been converted.

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

During the three months ended March 31, 2017 the Company amortized the debt discount on all the notes of $24,872 to other expense.

NOTE 10: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,856,000 shares available for issuance under the Plan as of March 31, 2017.

NOTE 11: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of March 31, 2017 and December 31, 2016 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of March 31, 2017 and December 31, 2016 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - “Preferred Stock” for a discussion of the Company’s preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company’s common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the three months ended March 31, 2017 and 2016, the Company recorded preferred dividend of $-0- and $-0-, respectively.

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

Series B Convertible Preferred Stock

On August 17, 2016 the Company designated up to 500,000 shares of a new Series B Convertible Preferred Stock (Series B Preferred Stock). The holders of the Series B Preferred are entitled to elect three members to the Company’s board of directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. Each share of Series B Convertible Preferred is convertible into one share of the Company’s common stock. The Series B Convertible Preferred designation contains a number of protective and restrictive covenants that restrict the Company from taking a number of actions without the prior approval of the holders of the Series B Preferred or the unanimous vote of all three Series B Directors.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated the current directors, Dr. George E. Anastassov, Dr. Phillip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

Series C Convertible Preferred Stock

On August 17, 2016 the Company designated up to 500,000 shares of a new Series C Convertible Preferred Stock (Series C Preferred Stock). The holders of the Series C Preferred are entitled to elect four members to the Company’s board of directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. Each share of Series C Convertible Preferred is convertible into one share of the Company’s common stock. The Series C Convertible Preferred designation contains a number of protective and restrictive covenants that restrict the Company from taking a number of actions without the prior approval of the holders of the Series C Preferred or the unanimous vote of all four Series C Directors. If at any time there are four Series C Directors, one such director must be independent as that term is defined in the Series C designation. Any challenge to the independence of a Series C Director is a right conferred only upon the holders of the Series B Convertible Preferred Stock and may only be made by the holders of the Series B Convertible Preferred Stock.

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

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2017 and December 31, 2016, the Company had 52,566,441 and 52,506,441 shares of common stock issued and outstanding, respectively.

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

During the three months ended March 31, 2017, the Company has issued 60,000 shares of common stock valued at $20,064 which were shown as stock to be issued.

NOTE 12: COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 and June 13, 2016, the Company was obligated to issue 125,000 restricted shares; respectively, of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of December 31, 2016, the Company has issued these shares. At the yearend December 31, 2016 the Company recorded $115,625 of compensation expense.

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

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170.The reservation fee deposit gives the company an exclusive right to purchase the building land for a purchase price of €1,110,000. Starting in October 2016 the second reservation period was extended for a period of twelve (12) months expiring October 2017. The Company may not have the ability to acquire the land prior to the expiration of the extended reservation term. Therefore, in that case, the Company intends to seek another extension of the reservation period, however, there can be no assurance that the municipality will agree to such an extension in which case the reservation fee would be forfeited.

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $6,635. A security deposit of $7,440 has been paid.

Litigation

As of March 31, 2017 and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 13: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $2,130,130, has an accumulated deficit of $18,593,796 has cash used in operating activities of continuing operations $580,922, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The audited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 14: SUBSEQUENT EVENTS

On May 18, 2017, the holder of 500,000 shares of our Series C Preferred Stock, representing 100% of the issued and outstanding shares of our Series C Preferred Stock, which shares are entitled to cast a vote for the election of up to four (4) Series C Directors by written consent, acting pursuant to Section 78.320 of the Nevada Revised Statues and Article III, Section 3 of the Company’s amended and restated bylaws, elected the following four (4) directors:

Timothy R. Scott, PhD, Director

Dr. Scott has served on the Board of Directors of Medical Marijuana, Inc. from March 2015 to the present.  From September 2001 to May 2008, Dr. Scott served on the board of directors of Naturewell, Incorporated, a publicly traded company engaged in the nutraceutical and homeopathic drug business. From 1998 to 2000, Dr. Scott served as a member of the board of directors of ICH Corporation, an American Stock Exchange listed company, which owned 265 fast food and family dining restaurants having approximately $265 million in revenues and 7,800 employees, and as a member of ICH’s compensation committee. Dr. Scott has served as chairman of the board of directors, president and senior pastor of a 2,500-member church located in San Diego, California from 1992 to the present.  He also has served as chairman and president of Project Reach World, Inc., a 501(c)(3) charitable organization from 1995 to the present. He received his Ph.D. in Theology from Christian University in 1981, and served as a Professor of Philosophy and Religion at Pacific International College from 1981 to 1985.

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

Robert Cunningham, Director

Robert “Bob” Cunningham has over 40 years of executive management experience in financial services and venture capital.   From August 2011 to the present, he serves as the chief executive officer of Preferred Dealer Programs LLC, a venture funded firm developing electronic payment technologies for banks.  Prior to joining PDP, from January 1985 to December 2006, he was the founding partner in Placer Financial Group, a nationwide mortgage and real estate development company. Mr. Cunningham also served as Trustee for the U.S. Department of Justice, and as a member of the board for numerous firms, including Allied Commercial Corporation, Vermillion Development, Pacific Building Industries Corporation and Bond HD Hospitality Group. From March, 2015 to the present, Mr. Cunningham has served on the board of directors of Medical Marijuana, Inc.

Blake N. Schroeder, Esq., Director

Mr. Schroeder’s career began as a litigator at a commercial litigation firm in Salt Lake City, UT.  Beginning in 2008, Schroeder became involved in the sale and marketing of natural products, and opening international marketplaces to those products.  From 2008 to 2015 Mr. Schroeder served in various capacities at MonaVie LLC developing international business plans and growing international businesses.  From August 2014 to February 2016, Mr. Schroeder served as the chief operating officer of Forevergreen International, where he was responsible for global operation and sales of the multinational organization, including oversight of a global supply chain.  From 2016 to the present, Mr. Schroeder serves as the chief executive officer of Kannaway, LLC, a wholly owned subsidiary of Medical Marijuana, Inc. Mr. Schroeder is the vice president of operations for Medical Marijuana, Inc. and has served on the board of directors of Medical Marijuana, Inc. from March 2016 to the present.  Mr. Schroeder holds a B.S. in Finance from Utah State University and a law degree from Syracuse University College of Law.

John W. Huemoeller II, Director

Mr. Huemoeller has over 30 years experience in financial markets and publicly traded companies including investment banking, corporate finance, executive management, sales and marketing, mergers and acquisitions, leveraged buyouts and private placements of securities. Since April 2015 to the present, Mr. Huemoeller has been the chief executive officer and president of Air Water Earth Inc. From March 2013 to January 2016, he was chairman, chief executive officer and chief financial officer of Propell Technologies Group Inc. From April 2012 to March 2013, Mr. Huemoeller served as the president of Joshua Tree Capital Inc. Mr. Huemoeller has held Series 3, 7, 24, 63 and 79 Securities Licenses, was registered with various state insurance boards, the Chicago Board of Trade as a commodities broker, and worked for various broker-dealers throughout his career including Smith Barney, Drexel Burnham, Prudential Securities, and Paine Webber. Mr. Huemoeller is co-author of U.S. Patent #5,855,005.

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

6.

Development of novel (patent pending) antibacterial “Cannocyn ™” and antifungal “Cannonych ™” preparations based on unique cannabinoids.

7.

Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).

8.

Development and commercialization of cosmetic care line “Renecann™” (patent pending).

9.

Development of ophthalmological pharmaceutical “CannBleph ™” and OTC “OphthoCann ™” preparations based on unique combinations of cannabinoids (patent pending).

10. Preparations and Development of Axim’ pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, Dementia, Restless leg syndrome and Parkinson’s disease

11. Completion of contractual agreements for production and export of over 20 novel, trademark-protected formulations with partners in Europe, Israel and South and North America

12. Production of novel pharmaceutical formulations for pharmaceutical companies from the US and Israel. One of these is for a condition designated as an orphan disease. The other is for production of pharmaceutical product based on our proprietary delivery platform utilizing synthetic cannabinoids.

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

16. Development of sustainable biofuel compositions derived from industrial hemp by-products, such as our high-energy output hemp coal “CannaCoal™.”

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

Manufacturing Capabilities

On November 15, 2014, the Company entered into Reservation Agreement with the City of Almere, The Netherlands, whereby the Company was granted an option to purchase 5,328 square meters of land in the City of Almere. The Company intends to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings. This facility will be fully compliant with GMP, GLP, FDA, EMA and ISO regulations. The purchase price for the land is 1,154,844 Euros. The Company has paid two reservation fees for options to purchase the property. The most recent reservation fee of 57,742 Euros is due and payable and extends the option to purchase until October 20, 2017. Should the Company purchase the property by October 20, 2017, the 23,000 Euros of the most recent reservation fee will be applied to the against the purchase price of the property. The total land surface of the property has been slightly increased by 6,000 square meters.

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

Employees

As of May 4, 2017 we have 6 full-time employees and 4 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

Comparison of the three months ended March 31, 2017 to March 31, 2016.

For the three month periods ended March 31, 2017 and 2016, our revenues totaled $18,620 and $14,005; respectively, from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Three Months Period Ended March 31, 2017	Three Months Period Ended March 31 2016

Legal and other fees	$24,547	$52,569
Depreciation	839	839
Audit fees	500	-
Filing fees	659	155
Office/Other expenses	22,990	4,422
Travel and entertainment expenses	24,339	3,504
Advertising and promotions	24,756	31,120
Compensation costs	-	665,731
Insurance expense	20,958	21,192
Impairment	-	9,659
Consulting fees	124,613	41,392
Taxes	4,753	5,197
Officer’s salary	60,000	60,000
Research and development	140,365	31,180
Licenses and permits	6,697	14,011
Total	$456,016	$940,971

Our operating expenses for the three month periods ended March 31, 2017 and 2016, were $456,016 and $940,971 respectively. The changes for the three month period ended March 31, 2017, was due primarily to decreases in legal and other fees, advertising and promotions and compensation costs and partially offset by research and development expenses.

Other (Income) expenses:

Our interest expense for the three months ended March 31, 2017 and 2016, was $24,560 and $11,922 respectively. The Company incurred a $24,872 amortization expense on debt discount during the three months ended March 31, 2017.

Our interest income for the three months ended March 31, 2017 and 2016, was $1,598 and $ -0- respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $2,130,130, has an accumulated deficit of $18,593,796, has cash used in operating activities of $580,922 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Three months ended March 31, 2017 and 2016

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $580,922 for the three months ended March 31, 2017, as compared to net cash used of $193,201 for the three months ended March 31, 2016. The increase is primarily attributable to our net loss from operations of $524,160 partially offset by a decrease in amortization of prepaid services and offset by net changes in the balances of operating assets and liabilities and by the increase in raw materials, and the amortization of debt discount.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended March 31, 2017 was $-0- compared to $-0- for the same period in 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the period ended March 31, 2017, was $500,000 compared to $230,000 for the same period in 2016. Cash provided by financing activities were primarily a result of the proceeds from the notes receivable.

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

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, ”Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•

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

•

ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of March 31, 2017. See, Inherent Limitations of Internal Controls for discussion of material weaknesses.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the period ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2017 this note has not been converted.

During the three months period ended March 31, 2017 the Company amortized the debt discount on all the notes of $24,872 as other expense.

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016.

Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Item 15. Exhibits.

		Incorporated by Reference		Filed with
Exhibits	Exhibit #	(Form Type)	Filing Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: May 22 , 2017	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: May 22 , 2017	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer