Form 10-Q
period 2017-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2017-08-21
CIK 1514946

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting Company [X]	Emerging growth Company [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,569,441of common stock, par value $0.0001 per share, outstanding as of August 15, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets
	June 30	December 31,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash	$4,103,815	$713,346
Inventory	63,682	38,446
Reservation fee deposit	76,155	76,155
Prepaid expenses	83,836	40,753
Loan receivable	5,000	505,000
Total current assets	4,332,488	1,373,700

Property and equipment, net of accumulated depreciation of $6,152 and $4,474, respectively.	10,627	12,305

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Security deposits	7,440	-
Total other assets	70,607	63,167

TOTAL ASSETS	$4,413,722	$1,449,172

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$328,914	$401,220
Due to shareholder	5,000	5,000
Due to first insurance funding	-	22,978
Due to related party	1,619,067	1,619,067
Promissory note - related party (including accrued interest of $100,818 and $88,564 respectively)	980,818	968,564
Convertible note payable -current portion	2,000,000	-
Total current liabilities	4,933,799	3,016,829

Long-term liabilities:
Convertible notes payable due to shareholder (including accrued interest of $1,601 and $792, respectively)	46,601	45,793
Convertible note payable (including accrued interest of $16,609) net of unamortized debt discount of $1,259,877 and $0, respectively) less current portion (see note 9)	2,016,732	-
Convertible note payable (including accrued interest of $53,029 and $15,646 respectively) net of unamortized debt discount of $1,273,862 and $1,323,606, respectively (see note 9)	845,267	758,140
Total long-term liabilities	2,908,600	803,933

TOTAL LIABILITIES	7,842,399	3,820,762

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred stock, $0.0001 par value, -0- and -0- shares
designated respectively, -0- and -0- shares issued and outstanding; respectively	-	-
Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
0- and -0- shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized
52,569,441 and 52,506.441 shares issued and outstanding, respectively;	5,257	5,251
Additional paid in capital	15,724,489	15,672,631
Common stock to be issued	-	20,064
Accumulated deficit	(19,158,523)	(18,069,636)
TOTAL STOCKHOLDERS' DEFICIT	(3,428,677)	(2,371,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,413,722	$1,449,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$3,738	$11,241	$22,358	$25,246

Cost of goods sold	1,486	12,082	40,416	27,296
Gross profit (loss)	2,252	(841)	(18,058)	(2,050)

Operating Expenses:

Research and development expenses	62,949	45,049	203,314	76,229
Selling, general and administrative	375,713	444,756	690,514	1,353,708
Depreciation	839	839	1,678	1,678
Total operating expenses	439,501	490,644	895,506	1,431,615

Loss from operations	(437,249)	(491,485)	(913,564)	(1,433,665)

Other (Income) expenses:
Interest Income	-	-	(1,597)	-
Amortization of debt discount	84,995	-	109,867	-
Loss on extinguishment of debt	-	1,385,000	-	1,385,000
Interest expense	42,493	12,087	67,053	24,009
Total other (income) expenses	127,488	1,397,087	175,323	1,409,009

Loss before provision of income tax	(564,737)	(1,888,572)	(1,088,887)	(2,842,674)
provision for income tax	-	-	-	-

NET LOSS	$(564,737)	$(1,888,572)	$(1,088,887)	$(2,842,674)

Less: Dividend on preferred stocks	-	-	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(564,737)	$(1,888,572)	$(1,088,887)	$(2,842,674)

Loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.07)

Weighted average common shares outstanding -basic and diluted	52,568,174	39,762,659	52,542,308	39,736,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2017
(unaudited)

					Series A Convertible		Series B Convertible		Series C Convertible		Common Stock	Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		to be	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
Balance at December 31, 2016	52,506,441	$5,251	-	$ -	-	$ -	500,000	$50	500,000	$50	20,064	$15,672,631	$(18,069,636)	$(2,371,590)

Common stock issued against common stock to be issued	60,000	6	-	-	-	-	-	-	-	-	(20,064)	20,058	-	-

Common stock issued for consulting services	3,000	-	-	-	-	-	-	-	-	-	-	31,800	-	31,800

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,088,887)	(1,088,887)

Balance at June 30, 2017	52,569,441	$5,257	-	$ -	-	$ -	500,000	$50	500,000	$50	-	$15,724,489	$(19,158,523)	$(3,428,677)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	Six Months ended	Six Months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,088,887)	$(2,842,674)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,678	1,678
Amortization of prepaid services	-	736,438
Amortization of prepaid insurance	41,917	42,616
Amortization of debt discount	109,867	-
Loss on extinguishment of debt	-	1,385,000
Stock based compensation	31,800	176,948
Inventory written off	-	9,753

Changes in operating assets and liabilities:
(Decrease) increase Accounts payable and accrued expenses	(96,018)	1,706
(Increase) decrease in prepaid insurance	(85,000)	(85,000)
Increase in inventory	(25,236)	(40,673)
Increase in credit card payable	286	-
Increase in royalty fee payable	449	-
Increase in accrued interest payable	67,053	23,614
Due to first insurance funding	-	45,036
Increase in Security Deposits	(7,440)	-
Net cash used in operating activities	(1,049,531)	(545,558)

CASH FLOW FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from due to related party	-	430,000
Proceeds from convertible notes	3,940,000	-
Proceeds from loan receivable	500,000	-
Net cash provided by financing activities	4,440,000	430,000

Net increase (decrease) in cash and cash equivalents	$3,390,469	$(115,558)
Cash and cash equivalents at beginning of period	713,346	134,170
Cash and cash equivalents at end of period	$4,103,815	$18,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$302
Income taxes - net of tax refund	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$20,064	$52,500
Common stock issued against conversion of debt and interest	$-	$159,000
Conversion of Series A convertible preferred stock into common stock	$-	$100
Debt discount and initial derivative liability at issuance of note	$1,320,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2017, and for the six months period ended June 30, 2017 and 2016 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of June 30, 2017 (unaudited) and December 31, 2016, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2017.

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. During the six months ended June 30, 2017, the Company wrote off finished goods inventory worth $ -0-. As of June 30, 2017 the finished goods inventory totaled $0 and raw materials in production totaled $46,795 and raw materials for clinical trials totaled $16,887.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For both the three and six months ended June 30, 2017 and 2016 the Company recorded $839 and $1,678 of depreciation expense, respectively.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of June 30, 2017 amounted to $63,167 net of accumulated impairment losses of $652,265.

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

Revenues from continuing operations recognized for the three and six months ended June 30, 2017 and 2016 amounted to $3,738 and $11,241 and $22,358 and $25,246, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of June 30, 2017. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Level 1:Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:Observable market-based inputs or unobservable inputs that are corroborated by market date

Level 3:Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2017, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at June 30, 2017 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at June 30, 2017 and December 31, 2016.

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

There were 17,120,567 common share equivalents at June 30, 2017 and 16,216,652 common shares at December 31, 2016. For the three and six months ended June 30, 2017 and 2016 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $62,949 and $45,049 and $203,314 and $76,229 for the three and six months ended June 30, 2017 and 2016; respectively.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements, absent any goodwill impairment.

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

•ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

•ASU 2016-01 addresses certain aspect of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Prepaid interest and insurance	$83,836	$40,753
	$83,836	$40,753

For the three and six months ended June 30, 2017 and 2016, the Company recognized amortization of prepaid expense of $20,959, $159,506 and $41,917 and $779,054, respectively.

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

NOTE 6: PROMISSORY NOTE - RELATED PARTY

On August 8, 2014 the Company entered into a Promissory Note Agreement with Can Chew Biotechnologies, LLC (CCB), a related party (the owners of CCB also own a majority of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The original loan was a demand note bearing interest at the rate of 7% per annum, which amount, along with principal, was payable upon demand. The demand note was amended effective January 1, 2015 to reduce the annual interest rate to 3%. All other terms and conditions shall remain in full force and effect. The Company is in discussions to have the demand note modified or exchanged for a longer term, fixed maturity note.

The following table summarizes promissory note payable as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	100,818	88,564
	$980,818	$968,564

For the three months ended June 30, 2017 and 2016 the Company recognized interest expense of $6,581 and $12,087, respectively on this note.

For the six months ended June 30, 2017 and 2016 the Company recognized interest expense of $12,254 and $24,009, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CCB totaling $1,619,067 as of June 30, 2017, which includes $0 and $0 received during the three and six months ended June 30, 2017; respectively. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the president of the Company for a working capital advance of $5,000 made in May of 2014.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company.

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

NOTE 8: DUE TO FIRST INSURANCE FUNDING

One June 25, 2017, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $85,000. A cash down payment of $17,000 was paid on June 30, 2017. Under the terms of the insurance financing, payments of $7,736, which include interest at the rate of 5.7% per annum, are due each month for nine months commencing on July 25, 2017. For the six months ended June 30, 2017, the Company recognized insurance expense of $41,917.

NOTE 9: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	1,601	793
	$46,601	$45,793

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014, and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year end December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of June 30, 2017 is $46,601, including interest accrued thereon of $1,601.

The following table summarizes convertible note payable as of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
Convertible note payable, due on April 21, 2025, interest at 4% p.a.	$216,100	$216,100
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	850,000	850,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 12, 2018, interest at 8% p.a.	4,210,000	-
Finance premium costs payable, due on December 12, 2018	1,050,000	-
Accrued interest	69,638	15,646
Total	7,395,738	2,081,746
Less unamortized debt discount	(2,533,739)	(1,323,606)
Convertible note payable, net	4,861,999	758,140
Less current portion	2,000,000	-
Long term portion	$2,861,999	$758,140

The Company has outstanding convertible note payable having a balance due of $220,432 and $216,100, as of June 30, 2017 and December 31, 2016 respectively. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On June 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $ 19,490, into 1,540,000 shares of the Company’s common stock. On December 29, 2016 the holder of the Note converted $29,900 due under the Note including interest of 20,100 into 500,000 shares of the Company’s common stock. The balance on the Note as of June 30, 2017 is $220,432, including interest accrued thereon of $4,332.

On September 16, 2016, we entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company. With various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. At the inception of the Convertible Promissory Note, the Company determined a fair value of $1,062,500 of the embedded derivative. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. The derivative liability balance on the Note as of modified date is $1,274,422 re-classed into additional paid in capital.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion.. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount was recorded related to beneficial conversion feature.

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2017 this note has not been converted.

On June 12, 2017 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor (“Investor”) pursuant to which Investor invested $4,000,000 (the “Financing”).

On the Closing Date, the Company issued to Investor an unsecured Convertible Promissory Note (the “Note”) in the principal amount of $4,210,000, in exchange for payment by Investor of $4,000,000. The principal sum of the Note reflects the amount invested, plus a $200,000 “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Investor’s legal fees. The Company also paid a placement fee of $60,000 to a third-party broker-dealer. The SPA and the Note are collectively referred to herein as the “Transaction Documents.” The Note matures in 18 months. So long as the Company is not in receipt of redemption notice (discussed below), the Note may be prepaid at any time, in whole or in part in minimum increments of $50,000, by making payment to Investor in an amount of cash equal to 125% of the amount being prepaid, plus accrued and unpaid interest.

There are no payments of principal or interest due under the Note for the first six months following its issuance. Commencing on the date that is six (6) months from the issuance of the Note, Investor may redeem a portion of the Note in monthly amounts not to exceed $350,000 in any calendar month. Provided the Company has not suffered an “Event of Default” and is in compliance with certain “Equity Conditions” (unless waived by Investor in either case), the Company, in its sole discretion, may make redemption payments in cash or by the issuance of common stock. If the Company chooses to make redemption payment in cash, the cash payment is subject to a 25% premium. If the Company chooses to make the redemption payment in stock, the number of shares issuable shall be 70% (reduced to 65% if the conversion shares are not DTC eligible for a period of at least 5 days) multiplied by the average of the three (3) lowest closing bid prices in the previous twenty (20) trading days. Payments may be made in a combination of cash and stock.

Events of Default include the events set forth in Section 4.1 of the Note, and include, but are not limited to, failure to make timely payments, failure to deliver conversion shares, bankruptcy, receivership, insolvency, failure to reserve required shares for issuance upon conversion, and failure to be DTC eligible.

Upon an Event of Default under the Note, Investor may accelerate the outstanding principal amount of the Note, plus accrued and unpaid interest, and other amounts owing through the date of acceleration. In the event of such acceleration, the interest rate on the Note shall accrue at the lesser of 22% per annum or the maximum rate permitted under applicable law.

Pursuant to the terms of the SPA the Company is required to reserve and keep available out of its authorized and unissued shares of common stock, a minimum of 2,250,000 shares of common stock. The company has recorded the 25% premium on cash payment as a liability and is amortizing it over the term of the note utilizing the effective interest method.

During the three months ended June 30, 2017 and 2016 the Company amortized the debt discount on all the notes of $84,995 and $0, respectively, to other expenses.

During the six months ended June 30, 2017 and 2016 the Company amortized the debt discount on all the notes of $109,867 and $0 to other expenses.

NOTE 10: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,856,000 shares available for issuance under the Plan as of June 30, 2017.

NOTE 11: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2017 and December 31, 2016 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company's common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a "Liquidation"), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of June 30, 2017 and December 31, 2016 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the six months ended June 30, 2017, the Company recorded preferred dividend of $ -0-.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2017 and December 31, 2016, the Company had 52,569,441 and 52,506,441 shares of common stock issued and outstanding, respectively.

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

During the six months ended June 30, 2017, the Company has issued 60,000 shares of common stock valued at $20,064 which were shown as stock to be issued. On May 8, 2017, the Company issued 3,000 shares of common stock valued at $31,800 for consultancy services.

NOTE 12: COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 and June 13, 2016, the Company was obligated to issue 125,000 restricted shares; respectively, of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of December 31, 2016, the Company has issued these shares. At the year end December 31, 2016 the Company recorded $115,625 of compensation expense in the accompanying condensed consolidated financial statements, to record for the required issuance of the incentive shares.

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

On September 15, 2016 The company entered into an employment agreement with Philip A. Van Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or D. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme. The shares were issued in the 4th quarter 2016. At the year end December 31, 2016 the Company recorded $48,000 of compensation expense in the accompanying condensed consolidated financial statements to account for the required issuance of the incentive shares.

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

Litigation

As of June 30, 2017 and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 13: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $601,311  and has an accumulated deficit of $19,158,523 has cash used in operating activities of continuing operations $1,049,531, and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Current Operations

The operations of the Company include: the research and development of pharmaceutical, nutraceutical and cosmetic products, as well as extraction, purification and conversion of cannabinoids technologies. Over the next 12 months, we anticipated the following activities:

1.Conducting a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, UK as well as an academic center in the USA for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 12-18 months.

2.Conducting clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease, ulcerative colitis and Crohn’s disease using innovative, (patented and patent pending technologies) delivery mechanisms containing various cannabinoids.

3.Conducting a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids. This trial is awaiting approval by Health Canada and will result in an NDA.

4.Completing a proof of concept clinical trial at the Dermatological Center Maurits Clinic The Hague, The Netherlands on patients with psoriasis and atopic dermatitis using innovative, (patent pending and patented) delivery mechanisms containing unique cannabinoids.

5.Conducting of a Phase I and a proof of concept clinical trial (Phase II) for treatment of restless leg syndrome in Israel with the company’ IP-based preparation MedChew RL™ .

6.Development of novel (patent pending) pharmaceutical cannabinoid and opioid-agonist/ anatagonist-based preparations “CannQuit™” formulations for tobacco, opioid and cannabis dependence treatment.

7.Initiating Phase I and II pre- and clinical trials for nicotine smoking cessation with company’s IP-based CanQuit® formulation.

8.Development of novel (patent pending) antibacterial “Cannocyn ™” and antifungal “Cannonych ™” preparations based on unique cannabinoids.

9.Potential commercialization of line of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).

10.Potential commercialization of cosmetic care line “Renecann™” (patent pending).

11.Development of ophthalmological pharmaceutical “CannBleph ™” and OTC “OphthoCann ™” preparations based on unique combinations of cannabinoids (patent pending).

12.Preparations and Development of Axim’ pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, Restless leg syndrome, Psoriasis, Eczema, Vitiligo, PTSD and chronic alcoholism.

13.Completion of contractual agreements for production and export of over 20 novel, trademark-protected formulations with partners in Europe, Israel and South and North America

14.Production of novel pharmaceutical formulations for pharmaceutical companies from the US and Israel. One of these is for a condition designated as an orphan disease. The other is for production of pharmaceutical product based on our proprietary delivery platform utilizing synthetic cannabinoids.

15.Production of a bioequivalent product to Marinol based on synthetic THC (dronabinol) based on AXIM’ patented delivery technologies.

16.Development of new active pharmaceutical ingredient molecules including, prodrug formulations.

17.Completion of a land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification facility as well as a factory for pharmaceutical, nutriceutical and consumer products preparations as well as an innovative, environmentally-friendly; “box in a box”-design center for R&D and manufacturing for AXIM as well as third parties. This will result in a full vertical integration of the company.

18.Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending).

19.Development of sustainable biofuel compositions derived from industrial hemp by-products, such as our high-energy output hemp coal “CannaCoal™.”

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

Intellectual Property

Currently, our intellectually property includes 10 pending patent applications and 29 trademark applications.

Our 10 patent applications include oral care, ophthalmic, sugar alcohol kneading method, cosmetic, extraction method, antimicrobial, nicotine dependence treatment gum, opioid dependence treatment gum, chewing gum with cannabinoids and gabapentin, and suppositories; two (2) licensed patents (chewing gum containing cannabinoids, covering all cannabinoids, including THC). Six (6) of our patent applications have entered nonprovisional stage in the U.S. and international stage. We are in the process of developing and filing more patent applications.

We have 29 trademark applications, some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, A Axim Biotech, Cannanimals, CanQuit, CannaCoal, CanChui, CanShu, Oraximax, ReneCann, CannBleph, OphthoCann, Cannonich, Cannocyn, HempChew, SuppoCann, CanChew, CanChew Hemp CBD Gum, CanChew Rx, MedChew, CanChew Plus, CanQuit OC, MedChew RL, MedChew GP, CanChew +, CanChew +10, CanChew +50, and CanChew +100. Corresponding trademark applications have been filed in other jurisdictions for some of the marks and have received registration or are pending.

Research and Development

We are continuing our research and development at the Free University of Amsterdam with our novel (patented) delivery systems for treatment of patients with pain and spasticity as a sequence of Multiple Sclerosis. This study will include also the University of Plymouth, UK and academic centers in the US. The study is conducted in strict compliance with FDA/ EMA guidelines and is supervised by QPS as a CRO. The product tested is a pharmaceutical, functional chewing gum containing equal parts of THC and CBD. With our proprietary technology numerous problems related to cannabinoid’ water-insolubility due to its lipophilic nature, bypass of first-pass liver metabolism and direct delivery into the systemic circulation will be resolved.

Clinical studies will continue at the University of Wageningen, The Netherlands testing a new (patented) delivery systems with novel cannabinoids for treatment of patients with IBS, IBD and Crohn’s disease. A new direct as well as controlled slow-release nano-technology delivery methods will be investigated based on our proprietary IP’.

Pre- and clinical trials in Israel in patients suffering RLS (restless leg syndrome) will be commenced this year. In these trials AXIM’ proprietary delivery system containing gabapentin and cannabidiol will be tested.

Pre- and clinical trials in the US for nicotine smoking cessation are anticipated to start this year. These trials will be testing the company’ proprietary IP-based product CanQuit®.

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

Employees

As of August 16, 2017 we have 6 full-time employees and 4 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

Comparison of the three and six months ended June 30, 2017 to June 30, 2016.

For the six month periods ended June 30, 2017 and 2016, our revenues totaled $22,358 and $25,246; respectively, from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Six Months Period Ended June 30, 2017	Six Months Period Ended June 30, 2016

Legal and other fees	$58,665	$80,368
Depreciation	1,678	1,678
Audit fees	16,300	5,000
Filing fees	3,647	1,854
Office/Other expenses	61,921	13,773
Travel and entertainment expenses	49,200	10,052
Advertising and promotions	32,508	46,662
Compensation costs	20,000	910,263
Insurance expense	41,917	42,616
Impairment	-	9,753
Consulting fees	266,574	85,994
Taxes	11,624	10,018
Officer’s salary	120,000	120,000
Research and development	203,314	76,229
Licenses and permits	8,158	17,355

Total	$895,506	$1,431,615

Our operating expenses for the six month periods ended June 30, 2017 and 2016, were $895,506 and $1,431,615 respectively. The changes for the six month period ended June 30, 2017, was primarily due to a significant decrease in compensation costs and partially offset by increase in research and development expenses, consulting expenses and office and other expenses.

For the three month periods ended June 30, 2017 and 2016, our revenues totaled $3,738 and $11,241; respectively, from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Three Months Period Ended June 30, 2017	Three Months Period Ended June 30, 2016

Legal and other fees	$34,117	$27,799
Depreciation	839	839
Audit fees	15,800	5,000
Filing fees	2,988	1,700
Office/Other expenses	33,169	9,509
Travel and entertainment expenses	39,036	6,547
Advertising and promotions	7,752	15,543
Compensation costs	20,000	244,532
Insurance expense	20,959	21,424
Impairment	-	94
Consulting fees	129,538	44,603
Taxes	6,500	4,821
Officer’s salary	60,000	60,000
Research and development	62,949	45,049
Licenses and permits	5,854	3,184

Total	$439,501	$490,644

Our operating expenses for the three month periods ended June 30, 2017 and 2016, were $439,501 and $490,644 respectively. The changes for the three month period ended June 30, 2017, was primarily due to a significant decrease in compensation costs and partially offset by increase in research and development expenses, consulting expenses and office and other expenses.

Other (Income) expenses:

Our interest expense for the three months and six months ended June 30, 2017 and 2016, was $42,493, $67,053, $12,087 and $24,009 respectively. The Company incurred a $109,867 amortization expense on debt discount during the six months ended June 30, 2017.

Our interest income for the three months and six months ended June 30, 2017 and 2016, was $0, $0, $1,597and $ -0- respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $601,311, and has an accumulated deficit of $19,158,523 has cash used in operating activities of $1,049,531 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Six months ended June 30, 2017 and 2016

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $1,049,531 for the six months ended June 30, 2017, as compared to net cash used of $545,558 for the six months ended June 30, 2016. The increase is primarily attributable to our net loss from operations of $1,088,887 and offset by net changes in the balances of operating assets and liabilities, and net changes in the adjustments to reconcile net loss to cash used in operating activities.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended June 30, 2017 was $-0- compared to $-0- for the same period in 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months period ended June 30, 2017, was $4,440,000 compared to $430,000 for the same period in 2016. Cash provided by financing activities were primarily a result of the proceeds from the convertible loans.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements, absent any goodwill impairment.

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

•ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

•ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of June 30, 2017. See, Inherent Limitations of Internal Controls for discussion of material weaknesses.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the period ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2017, we issued 3,000 restricted shares of our common to a consultant for payment of services provided.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

The Company intends to use the proceeds from sale of the securities, if any, for the operations, research and development and clinical trials, and working capital.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2017 this note has not been converted.

On June 12, 2017 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor (“Investor”) pursuant to which Investor invested $4,000,000 (the “Financing”).

On the Closing Date, the Company issued to Investor an unsecured Convertible Promissory Note (the “Note”) in the principal amount of $4,210,000, in exchange for payment by Investor of $4,000,000. The principal sum of the Note reflects the amount invested, plus a $200,000 “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Investor’s legal fees. The Company also paid a placement fee of $60,000 to a third-party broker-dealer. The SPA and the Note are collectively referred to herein as the “Transaction Documents.” The Note matures in 18 months. So long as the Company is not in receipt of redemption notice (discussed below), the Note may be prepaid at any time, in whole or in part in minimum increments of $50,000, by making payment to Investor in an amount of cash equal to 125% of the amount being prepaid, plus accrued and unpaid interest. The company has recorded the 25% premium as a liability and it is being amortized over 18 months utilizing the effective interest method.

There are no payments of principal or interest due under the Note for the first six months following its issuance. Commencing on the date that is six (6) months from the issuance of the Note, Investor may redeem a portion of the Note in monthly amounts not to exceed $350,000 in any calendar month. Provided the Company has not suffered an “Event of Default” and is in compliance with certain “Equity Conditions” (unless waived by Investor in either case), the Company, in its sole discretion, may make redemption payments in cash or by the issuance of common stock. If the Company chooses to make redemption payment in cash, the cash payment is subject to a 25% premium. If the Company chooses to make the redemption payment in stock, the number of shares issuable shall be 70% (reduced to 65% if the conversion shares are not DTC eligible for a period of at least 5 days) multiplied by the average of the three (3) lowest closing bid prices in the previous twenty (20) trading days. Payments may be made in a combination of cash and stock.

Events of Default include the events set forth in Section 4.1 of the Note, and include, but are not limited to, failure to make timely payments, failure to deliver conversion shares, bankruptcy, receivership, insolvency, failure to reserve required shares for issuance upon conversion, and failure to be DTC eligible.

Upon an Event of Default under the Note, Investor may accelerate the outstanding principal amount of the Note, plus accrued and unpaid interest, and other amounts owing through the date of acceleration. In the event of such acceleration, the interest rate on the Note shall accrue at the lesser of 22% per annum or the maximum rate permitted under applicable law.

Pursuant to the terms of the SPA the Company is required to reserve and keep available out of its authorized and unissued shares of common stock, a minimum of 2,250,000 shares of common stock.

During the three months ended June 30, 2017 the Company amortized the debt discount on all the notes of $84,995 as other expense.

During the six months ended June 30, 2017 the Company amortized the debt discount on all the notes of $109,867 as other expense.

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the six months ended June 30, 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Item 15. Exhibits.

		Incorporated by Reference		Filed with
Exhibits	Exhibit #	(Form Type)	Filing Date	This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: August 21, 2017	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: August 21, 2017	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer