Form 10-K/A
period 2016-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2017-09-14
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment #2)

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
45 Rockefeller Plaza 20th Floor, Suite 83 New York, NY 10111 (Address of principal executive offices, including zip code)

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

Yes [   ] No [X]

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

DOCUMENTS INCORPORATE BY REFERENCE: None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2016, is to furnish amended Certifications pursuant to Rule 13a-14 and Rule 15d-14, promulgated under the Securities and Exchange Act of 1934, as amended. No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

5.Development of novel (patent pending) pharmaceutical cannabinoid and opioid-agonist/ anatagonist-based preparations “CannQuit™” formulations for tobacco, opioid and cannabis dependence treatment.

6.Development of novel (patent pending) antibacterial “Cannocyn ™” and anti fungal ”Cannonych ™” preparations based on unique cannabinoids.

7.Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).

8.Development and commercialization of cosmetic care line “Renecann™” (patent pending).

9.Development of ophthalmological pharmaceutical ”CannBleph ™” and OTC ”OphthoCann ™” preparations based on unique combinations of cannabinoids (patent pending).

10.Preparations and Development of Axim’ pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, Dementia, Restless leg syndrome and Parkinson’s disease

11.Completion of contractual agreements for production and export of over 20 novel, trademark-protected formulations with partners in Europe, Israel and South and North America.

12.Production of novel pharmaceutical formulations for pharmaceutical companies from the US and Israel. One of these is for a condition designated as an orphan disease. The other is for production of pharmaceutical product based on our proprietary delivery platform utilizing synthetic cannabinoids.

13.Development of new active pharmaceutical ingredient molecules including, prodrug formulations.

14.Completion of a land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification facility as well as a factory for pharmaceutical, nutriceutical and consumer products preparations as well as an innovative, environmentally-friendly; “box in a box”-design center for R&D and manufacturing for AXIM as well as third parties. This will result in a full vertical integration of the company.

15.Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending).

16.Development of sustainable biofuel compositions derived fromindustrial hemp by-products, such as our high-energy output hemp coal “CannaCoal™.”

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

Our cash requirements for the next twelve months are $12,800,000.

R&D	$11,800,000
Other Consulting Fees	400,000
Audit and Accounting	80,000
Miscellaneous	520,000
Total	$12,800,000

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

(i)filing Exchange Act reports, and

(ii)contractual obligations

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K except its chief financial officer. In general, an “audit committee financial expert” is an individual member of the audit committee who:

•understands generally accepted accounting principles and financial statements,

•is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•as experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•understands internal controls over financial reporting, and

•understands audit committee functions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2016:

(i)each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)each of our officers and directors; and

(iii)all executive officers and directors as a group.

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

(1)The address is: 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111.

(2)The address is: 12255 Crosthwaite Circle, Poway, CA 92064.

(3)The address is: Bijleveldsingel 89, Nijmegen, 6521AP, Netherlands.

(4)Sanammad Foundation holds 18,240,356 shares of our common stock.

(5)Mr. Anastassov is a 1/3 owner and control person of Sanammad Foundation which holds 18,240,356 shares of our common stock and 500,000 shares of Series B preferred stock.

(6)Mr. Van Damme is a 1/3 owner and control person of Sanammad Foundation which holds 18,240,356 shares of our common stock and 500,000 shares of Series B preferred stock.

(7)The address is: 560 Sylvan Avenue, 3rd Floor, Englewood Cliffs, NJ 07632.

(8)Mr. Changoer is a 1/3 owner and control person of Sanammad Foundation which holds 18,240,356 shares of our common stock and 500,000 shares of Series B preferred stock

(9)MJNA Investment Holdings, LLC holds 17,443,650 shares of our common stock

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

Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Operations for the year ended December 31 2016 and 2015.
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2016.
Consolidated Statements of Cash Flows for the year ended December 31, 2016 and 2015.
Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report
Exhibits

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Consent of Experts	23.1			X

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities and Exchange Act of 1934, as amended	32.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and Rule 15d 14(b), promulgated under the Securities and Exchange Act of 1934, as amended	32.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC

Signature	Title	Date

/s/ Dr. George Anastassov	President and Director (Principal Executive Officer)	September 14, 2017
Dr. George Anastassov

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	September 14, 2017
Robert Malasek

/s/ Lekhram Changoer	Director	September 14, 2017
Lekhram Changoer

/s/ Dr. Philip A. Van Damme	Director	September 14, 2017
Dr. Philip A. Van Damme

/s/ Timothy R. Scott, PhD	Director	September 14, 2017
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	September 14, 2017
Robert Cunningham

/s/ John W. Huemoeller II	Director	September 14, 2017
John W. Hoemoeller, II

/s/ Blake N. Schroeder, Esq.	Director	September 14, 2017
Blake N. Schroeder, Esq.

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

/s/ RBSM, LLP RBSM, LLP April 17, 2017
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

The accompanying notes are an integral part of these consolidated financial statements

Axim Biotechnologies, Inc.
Consolidated Statement of Stockholders Deficit
For the Years Ended December 31, 2016 and 2015
											Common Stock to be issued			Total Stockholders' Equity (Deficit)
			Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock					Additional Paid in Capital	Accumulated Deficit
	Preferred Stock								Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2014	1,000,000	$ 100	-	$ -	-	$ -	-	$ -	33,000,000	$ 3,300	$ -	$ 107,841	$ (691,964)	$ (580,723)

Common stock issued for consulting services	-	-	-	-	-	-	-	-	162,000	16	-	122,384	-	122,400

Common stock issued for acquisition of intangible assets and inventory	-	-	-	-	-	-	-	-	5,826,706	582	-	982,680	-	983,262

Common stock issued for officer's compensation	-	-	-	-	-	-	-	-	625,000	63	-	550,062	-	550,125

Fair value of convertible note for consulting services over the value of note	-	-	-	-	-	-	-	-	-		-	2,000,000	-	2,000,000

Fair value of series "A" convertible preferred stock issued for consulting services	-	-	1,000,000	100	-	-	-	-	-		-	5,249,900	-	5,250,000

Common stock issued for cash	-	-	-	-	-	-	-	-	20,000	2	-	19,998	-	20,000

Common stock to be issued for officer's compensation	-	-	-	-	-	-	-	-	-		52,500	-	-	52,500

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(10,092,766)	(10,092,766)

Balance, December 31, 2015	1,000,000	$ 100	1,000,000	$ 100	-	$ -	-	$ -	39,633,706	$ 3,963	$ 52,500	$ 9,032,865	$(10,784,730)	$ (1,695,202)

Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	125,000	13	(52,500)	52,487	-	-

Common stock issued for officer's compensation	-	-	-	-	-	-	-	-	2,250,000	225	-	715,400	-	715,625

Common stock issued for consultancy services	-	-	-	-	-	-	-	-	2,440,000	244	-	705,956	-	706,200

Common stock issued for consulting services	-	-	-	-	-	-	-	-	10,815	1	-	6,120	-	6,121

Common stock to be issued for consultancy services	-	-	-	-	-	-	-	-	-	-	20,064	-	-	20,064

Common stock issued in exchange for debt	-	-	-	-	-	-	-	-	2,540,000	254	-	208,746	-	209,000

Fair value of convertible note over the face value of note	-	-	-	-	-	-	-	-	-	-	-	1,385,000	-	1,385,000

Cancellation/Rescission of the Series "A" convertible preferred stock issued in 2015	-	-	(1,000,000)	(100)	-	-	-	-	-	-	-	100	-	-

Issuance of Series B convertible preferred stock for cash	-	-	-	-	500,000	50	-	-	-	-	-	49,950	-	50,000

Issuance of Series C convertible preferred stock for cash	-	-	-	-	-	-	500,000	50	-	-	-	64,950	-	65,000

Issuance of Series A convertible preferred stock on conversion of preferred stock	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-	-	-	-	-	-

Issuance of common stock on conversion of Series A preferred stock	-	-	(1,000,000)	(100)	-	-	-	-	5,000,000	500	-	1,474,600	-	1,475,000

Issuance of common stock against settlement of liabilities	-	-	-	-	-	-	-	-	506,920	51	-	202,717	-	202,768

Extinguishment of derivative liability upon modification of convertible debt	-	-	-	-	-	-	-	-	-	-	-	1,274,422	-	1,274,422

Beneficial conversion feature on convertible note	-	-	-	-	-	-	-	-	-	-	-	499,318	-	499,318

Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(1,475,000)	(1,475,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,809,906)	(5,809,906)

Balance, December 31, 2016	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	52,506,441	$5,251	$ 20,064	$15,672,631	$(18,069,636)	$ (2,371,590)

The accompanying notes are an integral part of these consolidated financial statements

Axim Biotechnologies, Inc.
Consolidated Statement of Cash Flow

	For the years ended December 31, 2016		For the years ended December 31, 2015

Cash flow from operating activities:
Net loss	$(5,809,906)		$(10,092,767)

Adjustment to reconcile net loss to cash provided by (used in) in operating activities
Expenses incurred by related party on behalf of Company, net	-		11,134
Depreciation	3,356		1,119
Stock based compensation	1,448,011		5,975,025
Inventory written off	9,753		20,845
Amortization of prepaid services	736,438		1,663,562
Amortization of prepaid insurance	41,219		116,110
Amortization of debt discount	25,713		-
Loss on extinguishment of debt	1,385,000		-
Non-cash interest expense	212,500		-
Loss on change in fair value of derivative liability	211,921		-
Loss on settlement of liabilities	152,077		-
Impairment loss	-		652,265

Changes in operating assets & liabilities:
Increase in reservation fee deposit	(10,985)		(65,170)
Increase in prepaid insurance	(40,753)		(85,000)
Decrease in inventory	152,585		46,202
Increase in due to first insurance funding	14		(31,056)
Increase in accounts payable and accrued expenses	188,916		248,552
Net cash used in operating activities	(1,294,141)		(1,539,179)

Cash flow from Investing Activities:
Purchase of equipment	-		(16,780)
Net cash used in investing activities	-		(16,780)

Cash flow from Financing Activities:
Proceeds from issuance of Series B and C convertible preferred stock	115,000		-
Proceeds from due to related party	533,157		1,009,000
Repayment of loans	(124,840)		-
Proceeds from convertible notes	1,350,000		-
Issuance of common stock for cash	-		20,000
Net cash provided by financing activities	1,873,317		1,029,000

Net increase in cash and cash equivalents	579,176		(526,959)
Comprehensive income (loss)	-		-

Cash and cash equivalents at Beginning of period	134,170		661,128

Cash and cash equivalents at End of period	$713,346		$134,169

Supplemental Disclosure of Cash Flow Information
Interest	$5,142	$
Income Tax	$-		$-

Non-cash investing and financing activities:
Common stock issued against common stock to be issued	$52,500	$-
Convertible note exchanged for related party convertible note	$50,000	$-
Common stock issued against conversion of debt and interest	$209,000	$-
Rescission of series A convertible preferred shares	$100	$-
Exchange of preferred stock against series A preferred stock	$100	$-
Conversion of series A convertible preferred stock into common stock	$500	$-
Debt discount and initial derivative liability at issuance of note	$1,062,500	$-
Issuance of shares to settle accounts payable	$50,691	$-
Derivative liability extinguished upon modification of convertible debt	$1,274,421	$-
Issued convertible note against promissory note receivable	$500,000	$-
Initial beneficial conversion feature expense	$499,318	$-
Preferred dividend against common stock to be issued on conversion of series A convertible preferred stock	$1,475,000	$-
Excess fair value of convertible note issued for prepaid services	$-	$2,000,000
Convertible Series A preferred stock issued for consulting services	$-	$5,250,000
Acquisition of Intellectual property through subsidiary acquisition	$-	$983,262
Convertible Note issued for prepaid services	$-	$400,000

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