Form 10-Q/A
period 2017-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2017-09-14
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment #1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March 31, 2017, is to furnish amended Certifications pursuant to Rule 13a-14 and Rule 15d-14, promulgated under the Securities and Exchange Act of 1934, as amended. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016

	(unaudited)
ASSETS

Current assets:
Cash	$632,424	$713,346
Inventory	9,319	38,446
Reservation fee deposit	76,155	76,155
Prepaid expenses	19,795	40,753
Loan receivable	5,000	505,000
Total current assets	742,693	1,373,700

Property and equipment, net of accumulated depreciation of $5,314 and $4,475, respectively.	11,466	12,305

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Security deposits	7,440	-
Total other assets	70,607	63,167

TOTAL ASSETS	$824,766	$1,449,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$274,520	$401,220
Due to shareholder	5,000	5,000
Due to first insurance funding	-	22,978
Due to related party	1,619,067	1,619,067
Promissory note - related party (including accrued interest of $94,236 and $88,564 respectively)	974,236	968,564
Total current liabilities	2,872,823	3,016,829

Long-term liabilities:
Convertible notes payable due to shareholder including accrued interest of $1,191 and $793, respectively	46,191	45,793
Convertible note payable (including accrued interest of $34,136 and $15,646 respectively)
net of unamortized debt discount of $1,298,734 and $1,323,606, respectively (see note 9)	801,502	758,140

Total long-term liabilities	847,693	803,933

TOTAL LIABILITIES	3,720,516	3,820,762

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred stock, $0.0001 par value, -0- shares	-	-
designated -0- and -0- shares issued and outstanding; respectively
Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized,	-	-
-0- and -0- shares issued and outstanding, respectively
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Common stock, $0.0001 par value, 300,000,000 shares authorized
52,566,441 and 52,506,441 shares issued and outstanding, respectively;	5,257	5,251
Additional paid in capital	15,692,689	15,672,631
Common stock to be issued	-	20,064
Accumulated deficit	(18,593,796)	(18,069,636)
TOTAL STOCKHOLDERS’ DEFICIT	(2,895,750)	(2,371,590)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$824,766	$1,449,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Revenues	$18,620	$14,005

Cost of goods sold	38,930	15,214

Gross loss	(20,310)	(1,209)

Operating Expenses:

Research and development expenses	140,365	31,180
Selling, general and administrative	314,812	908,952
Depreciation	839	839

Total operating expenses	456,016	940,971

Loss from operations	(476,326)	(942,180)

Other (Income) expenses:
Interest income	(1,598)	-
Amortization of debt discount	24,872	-
Interest expense	24,560	11,922
Total other expenses	47,834	11,922

Loss before provision of income tax	(524,160)	(954,102)
Provision for income tax	-	-

NET LOSS	$(524,160)	$(954,102)

Less: Dividend on preferred stocks	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(524,160)	$(954,102)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	52,515,879	39,709,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months ended March 31, 2017	For the Three Months ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(524,160)	$(954,102)
Adjustments to reconcile net loss to cash provided by (used in) in operating activities:
Depreciation	839	839
Amortization of prepaid services	-	598,356
Amortization of prepaid insurance	20,958	21,192
Amortization of debt discount	24,871	-
Stock based compensation	-	70,498
Inventory written off	-	9,659

Changes in operating assets & liabilities:

Decrease in inventory	29,127	13,465
Increase in due to first insurance funding	(22,978)	(15,276)
Increase (Decrease) in accounts payable and accrued expenses	(102,139)	62,168
Increase in Security Deposits	(7,440)	-

Net cash used in operating activities	(580,922)	(193,201)

CASH FLOW FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from due to related party	-	230,000
Proceeds from loan receivable	500,000	-

Net cash provided by financing activities	500,000	230,000

Net increase (Decrease) in cash and cash equivalents	(80,922)	36,799

Cash and cash equivalents at beginning of period	713,346	134,170
Cash and cash equivalents at end of period	$632,424	$170,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$-	$179
Income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$20,064	$52,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders’ Deficit
For the Three months ended March 31, 2017
(Unaudited)

			Series B Convertible Preferred Stock Shares		Series C Convertible Preferred Stock Shares

	Common Stock Shares						Common Stock to be Issued	Additional Paid In Capital	Accumulated Deficit
		Amount		Amount		Amount				Total
Balance at December 31, 2016	52,506,441	$5,251	500,000	$50	500,000	$50	20,064	$15,672,631	$(18,069,636)	$(2,371,590)

Common stock issued against common stock to be issued	60,000	6	-	-	-	-	(20,064)	20,058	-	-

Net loss	-	-	-	-	-	-	-	-	(524,160)	(524,160)

Balance at March 31, 2017	52,566,441	$5,257	500,000	$50	500,000	$50	-	$15,692,689	$(18,593,796)	$(2,895,750)

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

6.Development of novel (patent pending) antibacterial “Cannocyn ™” and antifungal “Cannonych ™” preparations based on unique cannabinoids.

7.Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).

8.Development and commercialization of cosmetic care line “Renecann™” (patent pending).

9.Development of ophthalmological pharmaceutical “CannBleph ™” and OTC “OphthoCann ™” preparations based on unique combinations of cannabinoids (patent pending).

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

Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Item 15. Exhibits.

		Incorporated by Reference (Form Type)		Filed with this report
Exhibits	Exhibit #		Filing Date

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities and Exchange Act of 1934, as amended	32.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and Rule 15d 14(b), promulgated under the Securities and Exchange Act of 1934, as amended	32.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: September 14, 2017	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: September 14, 2017	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer