Form 10-Q/A
period 2017-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2017-09-14
CIK 1514946

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2017, is to furnish amended Certifications pursuant to Rule 13a-14 and Rule 15d-14, promulgated under the Securities and Exchange Act of 1934, as amended. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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