Form 10-Q
period 2017-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2017-11-20
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,564,441 of common stock, par value $0.0001 per share, outstanding as of November 17, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash	$3,081,511	$713,346
Inventory	16,527	38,446
Reservation fee deposit	76,155	76,155
Prepaid expenses	62,411	40,753
Loan receivable	5,000	505,000
Total current assets	3,241,604	1,373,700

Property and equipment, net of accumulated depreciation of $6,991 and $4,474, respectively.	9,788	12,305

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Security deposits	7,440	-
Total other assets	70,607	63,167

TOTAL ASSETS	$3,321,999	$1,449,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$370,413	$401,219
Due to shareholder	5,000	5,000
Due to first insurance funding	44,390	22,978
Due to related party	1,613,524	1,619,067
Promissory note - related party (including accrued interest of $107,472 and $88,564 respectively)	987,472	968,564
Convertible Note Payable - Current portion (including accrued interest of $103,847)	3,705,550	-
Total current liabilities	6,726,349	3,016,828

Long-term liabilities:
Convertible notes payable due to shareholder including accrued interest of $1,986 and $792, respectively	46,986	45,793
Convertible note payable (including accrued interest of $103,847 net of amortized debt discount of $939,986 and $0 respectively) less current portion	718,310	-
Convertible note payable (including accrued interest of $65,121 and $15,646 (respectively) net of unamortized debt discount of $1,248,990 and $1,323,606, respectively (see note 9)	682,733	758,140
Total long-term liabilities	1,448,029	803,933

TOTAL LIABILITIES	8,174,378	3,820,761

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; Series A Convertible Preferred stock, $0.0001 par value, -0- and 0 shares designated respectively, -0- and 0 shares issued and outstanding; respectively	-	-
Undesignated Preferred stock, $0.0001 par value, 4,000,000 shares authorized, 0- and 0 shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized 54,564,441 and 52,506,441 shares issued and outstanding, respectively;	5,457	5,252
Additional paid in capital	15,923,789	15,672,631
Common stock to be issued	18,500	20,064
Accumulated deficit	(20,800,225)	(18,069,636)
TOTAL STOCKHOLDERS' DEFICIT	(4,852,379)	(2,371,589)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,321,999	$1,449,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Revenues	$9,758	$9,600	$32,116	$34,846

Cost of goods sold	1,644	13,661	42,060	40,957

Gross profit (loss)	8,114	(4,061)	(9,944)	(6,111)

Operating Expenses:

Research and development expenses	632,674	87,718	835,988	163,946
Selling, general and administrative	559,648	1,462,954	1,250,162	2,816,666
Depreciation	839	839	2,517	2,516

Total operating expenses	1,193,161	1,551,511	2,088,667	2,983,128

Loss from operations	(1,185,047)	(1,555,572)	(2,098,611)	(2,989,239)

Other (Income) expenses:
Interest Income	-	-	(1,597)	-
Amortization of debt discount	344,763	2,687	454,631	2,687
Loss on extinguishment of debt	-	-	-	1,385,000
Interest expense	111,891	225,382	178,944	249,391
Total other expenses	456,654	228,069	631,978	1,637,078

Loss before provision of income tax	(1,641,701)	(1,783,641)	(2,730,589)	(4,626,317)
Provision for income tax	-	-	-	-

NET LOSS	$(1,641,701)	$(1,783,641)	$(2,730,589)	$(4,626,317)

Less: Dividend on preferred stocks	-	(1,475,000)	-	(1,475,000)

NET LOSS ATTRIBUTABLE TO	$(1,641,701)	$(3,258,641)	$(2,730,589)	$(6,101,317)
COMMON SHAREHOLDERS

Loss per common share - basic and diluted	$(0.03)	$(0.07)	$(0.05)	$(0.15)

Weighted average common shares outstanding -basic and diluted	53,512,133	44,330,132	52,866,871	41,269,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2017
(unaudited)

					Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock to be Issued	Additional Paid In Capital	Accumu- lated Deficit
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2016	52,506,441	$ 5,251	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 20,064	$15,672,631	$(18,069,636)	$ (2,371,590)

Common stock issued against common stock to be issued	60,000	6	-	-	-	-	-	-	-	-	(20,064)	20,058	-	-

Common stock issued on redemption of convertible note payable	1,995,000	200	-	-	-	-	-	-	-	-	-	199,300	-	199,500

Common stock issued for consulting services	3,000	-		-	-	-	-	-	-	-	-	31,800	-	31,800

Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	18,500	-	-	18,500

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,730,589)	(2,730,589)

Balance at September 30, 2017	54,564,441	$ 5,457	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 18,500	$15,923,789	$(20,800,225)	$ (4,852,379)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
(Formerly AXIM International, Inc.)
Condensed Consolidated Statements of Cash Flows

	For the	For the
	Nine Months ended	Nine Months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,730,589)	$(4,626,317)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	2,517	2,516
Amortization of prepaid services	-	736,438
Amortization of prepaid insurance	63,342	64,041
Amortization of debt discount	454,629	2,687
Non-cash Interest Expense	-	212,500
Loss on extinguishment of debt	-	1,385,000
Stock based compensation	50,300	1,424,935
Inventory written off	-	9,753

Changes in operating assets & liabilities:
(Decrease) increase accounts payable and accrued expenses	(30,805)	13,593
Increase in prepaid insurance	(85,000)	(85,000)
Decrease in inventory	21,919	39,973
Increase in accrued interest payable	173,423	35,507
Increase in due to first insurance funding	21,412	22,680
Increase in security deposits	(7,440)	-

Net cash used in operating activities	(2,066,292)	(761,694)

CASH FLOW FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B and C convertible preferred stock	-	115,000
Repayment of related party loans	(5,543)	-
Proceeds from due to related party	-	533,157
Proceeds from convertible notes	3,940,000	850,000
Proceeds from loan receivable	500,000	-

Net cash provided by financing activities	4,434,457	1,498,157

Net increase in cash and cash equivalents	2,368,165	736,463
Cash and cash equivalents at beginning of period	713,346	134,170
Cash and cash equivalents at end of period	$3,081,511	$870,633
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$5,522	$1,034
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$20,064	$52,500
Convertible note exchange for related party convertible note
Common stock issued against conversion of convertible note and interest	$199,500	$159,000
Conversion of Series A convertible preferred stock into common stock	$-	$500
Debt discount and initial derivative liability at issuance of note	$1,320,000	$1,062,500
Preferred dividend against common stock to be issued on conversion of Series A Preferred stock	$-	$1,475,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

(FORMERLY AXIM INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2017, and for the three and nine months period ended September 30, 2017 and 2016 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of September 30, 2017 (unaudited) and December 31, 2016, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2017.

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. During the nine months ended September 30, 2017, the Company wrote off finished goods inventory worth $ -0-. As of September 30, 2017 the finished goods inventory totaled $0 and raw materials in production totaled $8,783 and raw materials for clinical trials totaled $7,744.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For both the three and nine months ended September 30, 2017 and 2016 the Company recorded $839 and $2,517 of depreciation expense, respectively.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of September 30, 2017 amounted to $63,167 net of accumulated impairment losses of $652,265.

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

Revenues from continuing operations recognized for the three and nine months ended September 30, 2017 and 2016 amounted to $9,758 and $32,116 and $9,600 and $34,846, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. and Can Chew License Company as of September 30, 2017. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2017, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at September 30, 2017 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2017 and December 31, 2016.

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

There were 15,195,397 common share equivalents at September 30, 2017 and 16,216,652 common shares at December 31, 2016. For the three and nine months ended September 30, 2017 and 2016 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $632,674 and $87,718 and $835,988 and $163,946 for the three and nine months ended September 30, 2017 and 2016; respectively.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently Issued Accounting Standards

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our unaudited consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In connection with its financial instruments project, the FASB issued ASU 2016-13- Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments in September 2016 and ASU 2016-01 – Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Prepaid insurance	$62,411	$40,753
	$62,411	$40,753

For the three and nine months ended September 30, 2017 and 2016, the Company recognized amortization of prepaid expense of $22,589, $21,425 and $63,342 and $800,479, respectively.

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

The following table summarizes promissory note payable as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	107,472	88,564
	$987,472	$968,564

For the three months ended September 30, 2017 and 2016 the Company recognized interest expense of $6,654 and $7,788, respectively on this note.

For the nine months ended September 30, 2017 and 2016 the Company recognized interest expense of $18,908 and $23,109, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CCB totaling $1,613,524 as of September 30, 2017, which includes $0 and $0 received during the three and nine months ended September 30, 2017; respectively. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note. The amount was reduced by $5,543 invoices paid by the Company on behalf of CCB on August 31, 2017.

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

NOTE 8: DUE TO FIRST INSURANCE FUNDING

On June 25, 2017, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $85,000. A cash down payment of $17,000 was paid on June 30, 2017. Under the terms of the insurance financing, payments of $7,736, which include interest at the rate of 5.7% per annum, are due each month for nine months commencing on July 25, 2017. For the nine months ended September 30, 2017, the Company recognized insurance expense of $63,381. As of September 30, 2017 and December 31, 2016 the Company owes $44,390 and $22,978, respectively on insurance financing.

NOTE 9: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	1,986	793
	$46,986	$45,793

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014, and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year end December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of September 30, 2017 is $46,986, including interest accrued thereon of $1,986.

The following table summarizes convertible note payable as of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
Convertible note payable, due on April 21, 2025, interest at 4% p.a.	$16,600	$216,100
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	850,000	850,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 12, 2018, interest at 8% p.a.	4,210,000	-
Finance premium costs payable, due on December 12, 2018	1,050,000	-
Accrued interest	168,969	15,646
Total	7,295,569	2,081,746
Less unamortized debt discount	(2,188,976)	(1,323,606)
Convertible note payable, net	5,106,593	758,140
Less current portion	3,705,550	-
Long term portion	$1,401,043	$758,140

The Company has outstanding convertible note payable having a balance due of $16,679 and $216,100, as of September 30, 2017 and December 31, 2016; respectively, including interest. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On June 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 shares of the Company’s common stock. On December 29, 2016 the holder of the Note converted $29,900 due under the Note including interest of $20,100 into 500,000 shares of the Company’s common stock. On August 18, 2017 the holder of the Note converted $199,500 due under the Note, including interest of $0, into 1,995,000 shares of the Company’s common stock. On August 18, 2017, the Company repaid accrued interest $5,522. The balance on the Note as of September 30, 2017 is $16,679, including interest accrued thereon of $79.

On September 16, 2016, we entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company. With various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes matures on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. At the inception of the Convertible Promissory Note, the Company determined a fair value of $1,062,500 of the embedded derivative. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. The derivative liability balance on the Note as of modified date is $1,274,422 re-classed into additional paid in capital.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2017 this note has not been converted.

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

During the three months ended September 30, 2017 and 2016 the Company amortized the debt discount on all the notes of $311,186 and $2,687, respectively, to other expenses.

During the nine months ended September 30, 2017 and 2016 the Company amortized the debt discount on all the notes of $421,054 and $2,687 to other expenses.

NOTE 10: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,856,000 shares available for issuance under the Plan as of September 30, 2017.

NOTE 11: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of September 30, 2017 and December 31, 2016 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company's common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a "Liquidation"), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of September 30, 2017 and December 31, 2016 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the nine months ended September 30, 2017, the Company recorded preferred dividend of $ -0-.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2017 and December 31, 2016, the Company had 54,564,441 and 52,506,441 shares of common stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2017, the Company has issued 60,000 shares of common stock valued at $20,064 which were shown as stock to be issued. On May 8, 2017, the Company issued 3,000 shares of common stock valued at $31,800 for consultancy services..

During the nine months ended September 30, 2017, the Company has issued 2,039 shares of common stock valued at $18,500 which were shown as stock to be issued for consultancy service. On August 18, 2017, the Company issued 1,995,000 shares of common stock on conversion of note which is valued at $199,500.

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

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $3,720. A security deposit of $7,440 has been paid.

Litigation

As of September 30, 2017 and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 13: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $3,484,745 and has an accumulated deficit of $20,800,225 has cash used in operating activities of continuing operations $2,066,292 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

ITEM 2. MANAGEMENT€ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company

We were incorporated in the State of Nevada on November 18, 2010, as AXIM International, Inc. (Inception). On July 24, 2014, we changed our name to AXIM Biotechnologies, Inc. to better reflect our business operations. On August 7, 2014, we incorporated a wholly owned Nevada subsidiary named Axim Holdings, Inc. to help facilitate the business operations of the Company. Our principal executive office is located at 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111.

Our authorized capital stock currently consists of 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our common stock is quoted on the OTCQB under the symbol “AXIM.”

The company is currently exploring uplisting to NASDAQ exchange and has engaged H.C. Wainwright & Co. to assist the process.

Description of Company Business

AXIM is an innovative biotechnology company focusing on research, development and production of pharmaceutical products, genetically controlled botanical products, and extraction and purification of cannabinoids technologies. We believe to be setting the green standard for cannabinoid bioscience through the discovery and commercialization of new materials and technologies for healthy living, all while respecting the environment. To that end, we anticipate pursuing the following activities:

Current Operations

•Conducting a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, UK as well as an academic center in the USA for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 12 months.

•Conducting clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease, ulcerative colitis and Crohn’s disease using innovative, (patented and patent pending technologies) delivery mechanisms containing various cannabinoids.

•Conducting a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids. This trial is awaiting approval by Health Canada and will result in an NDA.

•Completing a proof of concept clinical trial at the Dermatological Center Maurits Clinic The Hague, The Netherlands on patients with psoriasis and atopic dermatitis using innovative, (patent pending and patented) delivery mechanisms containing unique cannabinoids.

•Development of novel (patent pending) pharmaceutical cannabinoid and opioid-agonist/ anatagonist-based preparations “CannQuit™” formulations for tobacco, opioid and cannabis dependence treatment.

•Development of novel (patent pending) antibacterial “Cannocyn ™” and antifungal “Cannonych ™” preparations based on unique cannabinoids.

•Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol (patent pending).

•Development and commercialization of cosmetic care line “Renecann™” (patent pending).

•Development of ophthalmological pharmaceutical “CannBleph ™” and OTC “OphthoCann ™” preparations based on unique combinations of cannabinoids (patent pending).

•Preparations and Development of Axim’ pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, Dementia, Restless leg syndrome and Parkinson’s disease

•Completion of contractual agreements for production and export of over 20 novel, trademark-protected formulations with partners in Europe, Israel and South and North America

•Production of novel pharmaceutical formulations for pharmaceutical companies from the US and Israel. One of these is for a condition designated as an orphan disease. The other is for production of pharmaceutical product based on our proprietary delivery platform utilizing synthetic cannabinoids.

•Development of new active pharmaceutical ingredient molecules including, prodrug formulations.

•Completion of a land purchase in the city of Almere, in the province of Flevoland, The Netherlands for building of a state of the art extraction/ purification facility as well as a factory for pharmaceutical, nutriceutical and consumer products preparations as well as an innovative, environmentally-friendly; “box in a box”-design center for R&D and manufacturing for AXIM as well as third parties. This will result in a full vertical integration of the company.

•Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe and North America. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending).

•Development of sustainable biofuel compositions derived from industrial hemp by-products, such as our high-energy output hemp coal “CannaCoal™.”

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

Future Operations

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) Almere land purchase.

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

Intellectual Property

Currently, our intellectually property includes 13 pending patent applications and 22 trademark applications.

Our 13 patent applications include oral care, sugar alcohol kneading method, cosmetic, extraction method, antimicrobial, nicotine dependence treatment gum, opioid dependence treatment gum, chewing gum with cannabinoids and gabapentin, suppositories method to treat psoriasis, method to treat atopic dermatitis, method to treat vitiligo, and a divisional application from the patent allowance for an ophthalmic solution; two (2) licensed patents (chewing gum containing cannabinoids, covering all cannabinoids, including THC); one (1) patent application has been allowed, covering an ophthalmic solution with cannabinoids. Six (6) of our patent applications have entered nonprovisional stage in the U.S. and international stage. We are in the process of developing and filing more patent applications.

In the U.S., we have seven (7) trademark registrations: Axim, A Axim Biotech, Oraximax, HempChew, CanChew, CanChew Hemp CBD Gum, MedChew; fifteen (15) allowed trademark applications: Cannanimals, CanQuit, CannaCoal, CanChui, CanShu, ReneCann, CannBleph, OphthoCann, Cannonich, Cannocyn, SuppoCann, CanChew Rx, , CanChew Plus, MedChew RL, MedChew GP; and five (5) pending trademark applications: CanQuit OC, CanChew +, CanChew +10, CanChew +50, and CanChew +100. Corresponding trademark applications have been filed in other jurisdictions for some of the marks and have received registration or are pending.

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

Employees

As of November 14, 2017 we have 6 full-time employees and 4 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 to September 30, 2016.

For the nine month periods ended September 30, 2017 and 2016, our revenues totaled $32,116 and $34,846; respectively, from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Nine Months Period Ended September 30, 2017	Nine Months Period Ended September 30, 2016

Legal and other fees	$103,290	$123,074
Depreciation	2,517	2,517
Audit fees	31,300	10,000
Filing fees	50,722	3,303
Office/Other expenses	104,915	27,870
Travel and entertainment expenses	102,168	16,559
Advertising and promotions	129,469	65,967
Compensation costs	45,000	2,158,263
Insurance expense	63,381	64,041
Consulting fees	376,341	128,528
Taxes	13,062	10,969
Officer’s salary	180,000	180,000
Research and development	835,988	163,946
Licenses and permits	50,514	18,338
Write off of Inventory	-	9,753

Total	$2,088,667	$2,983,128

Our operating expenses for the nine month periods ended September 30, 2017 and 2016, were $2,088,667 and $2,983,128 respectively. The changes for the nine month period ended September 30, 2017, was primarily due to a significant decrease in compensation costs and partially offset by increase in research and development expenses, consulting expenses and office and other expenses.

For the three month periods ended September 30, 2017 and 2016, our revenues totaled $9,758 and $9,600; respectively, from continuing operations. This is due to our start up business operations and our change in business operations in early 2015.

	Three Months Period Ended September 30, 2017	Three Months Period Ended September 30, 2016

Legal and other fees	$44,625	$42,706
Depreciation	839	839
Audit fees	15,000	5,000
Filing fees	47,075	1,449
Office/Other expenses	42,994	14,284
Travel and entertainment expenses	52,968	6,507
Advertising and promotions	96,961	19,305
Compensation costs	25,000	1,248,000
Insurance expense	21,464	21,425
Consulting fees	109,767	42,184
Taxes	1,438	951
Officer’s salary	60,000	60,000
Research and development	632,674	87,718
Licenses and permits	42,356	1,143
Total	$1,193,161	$1,551,511

Our operating expenses for the three month periods ended September 30, 2017 and 2016, were $1,193,161 and $1,551,551 respectively. The changes for the three month period ended September 30, 2017, was primarily due to a significant decrease in compensation costs and partially offset by increase in research and development expenses, consulting expenses and office and other expenses.

Other (Income) expenses:

Our interest expense for the three months and nine months ended September 30, 2017 and 2016, was $111,891, $225,382, $178,944, $249,391 respectively. The Company incurred a $454,630 amortization expense on debt discount during the nine months ended September 30, 2017.

Our interest income for the three months and nine months ended September 30, 2017 and 2016, was $0, $0, $1,597 and $ -0- respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $3,484,745, and has an accumulated deficit of $20,800,225, has cash used in operating activities of $2,066,292 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Nine months ended September 30, 2017 and 2016

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $2,066,292 for the nine months ended September 30, 2017, as compared to net cash used of $761,694 for the nine months ended September 30, 2016. The cash used in operating activities is primarily attributable to our net loss from operations of $2,730,589 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended September 30, 2017 was $-0- compared to $-0- for the same period in 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months period ended September 30, 2017, was $4,434,457 compared to $1,498,157 for the same period in 2016. Cash provided by financing activities were primarily a result of the proceeds from the convertible loans.

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

Recently issued accounting standards

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our unaudited consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in September 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of September 30, 2017. See, Inherent Limitations of Internal Controls for discussion of material weaknesses.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the period ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2017, we issued 1,995,000 restricted shares of our common to an investor upon conversion of a convertible note valued at $199,500.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2017 this note has not been converted.

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

There are no payments of principal or interest due under the Note for the first nine months following its issuance. Commencing on the date that is six (6) months from the issuance of the Note, Investor may redeem a portion of the Note in monthly amounts not to exceed $350,000 in any calendar month. Provided the Company has not suffered an “Event of Default” and is in compliance with certain “Equity Conditions” (unless waived by Investor in either case), the Company, in its sole discretion, may make redemption payments in cash or by the issuance of common stock. If the Company chooses to make redemption payment in cash, the cash payment is subject to a 25% premium. If the Company chooses to make the redemption payment in stock, the number of shares issuable shall be 70% (reduced to 65% if the conversion shares are not DTC eligible for a period of at least 5 days) multiplied by the average of the three (3) lowest closing bid prices in the previous twenty (20) trading days. Payments may be made in a combination of cash and stock.

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

During the three months ended September 30, 2017 the Company amortized the debt discount on all the notes of $344,763 as other expense.

During the nine months ended September 30, 2017 the Company amortized the debt discount on all the notes of $454,630 as other expense.

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Item 15. Exhibits.

		Incorporated by Reference (Form Type)		Filed with This Report
Exhibits	Exhibit #		Filing Date

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Code of Business Conduct and Ethics	14.1			X

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities and Exchange Act of 1934, as amended	32.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and Rule 15d 14(b), promulgated under the Securities and Exchange Act of 1934, as amended	32.2			X

Nominating and Governance Committee Charter	99.1			X

Compensation Committee Charter	99.2			X

Audit Committee Charter	99.3			X

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: November 17, 2017	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: November 17, 2017	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer