Form 10-K
period 2017-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2018-03-15
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.0001 par value

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017, based upon the closing price of the common stock as reported by OTCMarkets.com on such date, was approximately $58,887,573. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 14, 2018, there were 56,490,271 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

AXIM BIOTECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

i

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

On our Internet website, http://www.aximbiotech.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

When we use the terms “AXIM”, “Company”, “we”, “our” and “us” we mean Axim Biotechnologies, Inc., a Nevada corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with trading publicly; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

ii

PART I

Item 1. Business

Overview

Axim Biotechnologies, Inc., a Nevada corporation, is an innovative biotechnology company focusing on research, development and production of pharmaceutical, nutraceutical and cosmetic products, genetically controlled botanical products, and extraction and purification of cannabinoids technologies based on our proprietary technologies. We believe to be setting the standard for cannabinoid bioscience through the discovery and commercialization of new materials and technologies for healthy living. Our common stock is traded on the OTCQB under the symbol “AXIM.”

We were originally incorporated in the State of Nevada on November 18, 2010 under the name AXIM International, Inc. On July 24, 2014, we changed our name to AXIM Biotechnologies, Inc. to better reflect our business operations. On August 7, 2014, we incorporated a wholly owned Nevada subsidiary named Axim Holdings, Inc. to help facilitate the business operations of the Company.

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

On November 15, 2014, we entered into Reservation Agreement with the City of Almere, The Netherlands, whereby we were granted an option to purchase 5,328 square meters of land in the City of Almere. We had planned to construct an office building on the site featuring: a clean laboratory zone, storage areas, office and technical rooms as well as manufacturing facility furnishings. This facility was intended to be fully compliant with GMP, GLP, FDA, EMA and ISO regulations. The purchase price for the land is 1,154,844 Euros. We have paid two reservation fees for options to purchase the property. We decided not to move ahead with the purchase of the property and recorded an expired reservation fee of $71,155.

In October 2017, we formed a wholly owned subsidiary in the Netherlands for purposes of holding pharmaceutical licenses as required by the Netherlands regulations and laws.

Our principal corporate headquarters are located at 45 Rockefeller Plaza, 20th Floor, Suite 83, New York, New York 10111. Our website address is www.aximbiotech.com. The information contained on, or that can be accessed through, our website is not a part of this prospectus. The trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

Current Operations

The operations of the Company include: the research and development of pharmaceutical products, genetically controlled botanical products, and extraction and purification of cannabinoids technologies. Over the next 12 months, we anticipate the following activities:

•Conducting a clinical trial at the Free University of Amsterdam, The Netherlands in collaboration with the University of Plymouth, UK, the University of Basel as well as an academic center in the USA for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 12 to18 months.

•Continuation of clinical trials at the university of Wageningen, The Netherlands on patients with irritable bowel syndrome, inflammatory bowel disease (ulcerative colitis and Crohn’s disease) using innovative, (patented and patent pending technologies) delivery mechanisms containing various cannabinoids.

•Conducting a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids. This trial is awaiting approval by Health Canada and will result in an NDA.

•Completing a proof of concept clinical trial at the Dermatological Center Maurits Clinic, The Hague, The Netherlands on patients with psoriasis, atopic dermatitis and vitiligo using innovative, (patent pending and patented) delivery mechanisms containing unique cannabinoids.

•Development and commercialization of products pending Phase II clinical trial for Restless Leg Syndrome.

•Development of novel (patent pending) pharmaceutical cannabinoids and/ or opioid-agonist/ anatagonist-based preparations “CannQuit™” formulations for tobacco, opioid and cannabis dependence treatment.

•Development of novel (patent pending) antibacterial “Cannocyn ™” and antifungal “Cannonych ™” preparations based on unique cannabinoids.

•Development and commercialization of oral healthcare products, “Oraximax™”, based on cannabigerol and cannabidiol (patent pending).

•Development and commercialization of cosmetic care line “Renecann™” (patent pending).

•Development of ophthalmological pharmaceutical “CannBleph ™” and OTC “OphthoCann ™” preparations based on unique combinations of cannabinoids (patent pending) for treatment of glaucoma and dry eye syndrome.

•Preparations and Development of Axim’ pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, Post-haerpaetic Neuralgia, PTSD, Opioid Addiction, Cannabis Dependence, Tobacco Smoking Addiction, Chronic Alcoholism, Dementia, and Parkinson’s Disease.

•Completion of contractual agreements for production and export of over 20 novel, trademark-protected formulations with partners in Europe, Israel, Asia and South and North America.

•Production of novel pharmaceutical formulations for pharmaceutical companies from the US and Israel. One of these is for a condition designated as an orphan disease. The other is for production of pharmaceutical product based on our proprietary delivery platform utilizing synthetic cannabinoids for a pharmaceutical drug bioequivalent to Marinol.

•Development of new active pharmaceutical ingredient molecules including, prodrug formulations.

•Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending) in a cGMP process.

•Development of sustainable biofuel compositions derived from industrial hemp by-products, such as our high-energy output hemp coal “CannaCoal™.”

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) continued research and development of pharmaceutical formulations.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have limited cash. There are no assurances that we will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

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

Intellectual Property

Currently, our intellectually property includes patents, trademarks and other proprietary, confidential and/or trade secret information.

Our patent applications include twelve (12) patent applications for oral care compositions, sugar alcohol kneading method, antimicrobial compositions, extraction method, cosmetic, nicotine dependence treatment gum, opioid dependence treatment gum, restless leg treatment gum, suppositories, method to treat psoriasis, method to treat atopic dermatitis, and method to treat vitiligo. Ten (10) of our patent applications have entered non-provisional stage in the U.S. and/or international stage. Our patents include two (2) patents for ophthalmic solutions and method to use the ophthalmic solution to treat glaucoma and conjunctivitis; and one (1) licensed patent (chewing gum containing cannabinoids, covering all cannabinoids, including THC). We are in the process of developing and filing more patent applications.

We have twenty eight (28) trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, A Axim Biotech, CanChui, Cannonich, Cannanimals, Oraximax, CannaCoal, CanShu, CanQuit, SuppoCann, OpthoCann, CannBelph, Cannocyn, ReneCann, Clean CannaCoal, CanChew Hemp CBD Gum, CanChew, HempChew, CanChew +, CanChew Plus, CanChew RX, CanChew +10, CanChew +50, CanChew +100, MedChew, MedChew GP, MedChew RL. Corresponding trademark applications have been filed in other jurisdictions for some of the marks and have received registration or are pending. Certain additional trademark applications have been filed in other jurisdictions for some of the marks and have either received registration or are pending.

Market, Customers and Distribution Methods

Our focus is on the development of innovative pharmaceutical, nutraceutical and cosmetic products focusing on diseases and conditions for which currently there are no known efficient therapeutic ingredients or delivery systems for known active pharmaceutical ingredients. The body of knowledge regarding therapeutic use of cannabinoid-based formulations is steadily increasing. We plan to be an active player in this field of biosciences with our extensive R&D and pipeline of innovative products.

Our target customers are primarily end consumers via Internet sales, direct-to-consumer health and wellness stores, collectives, cooperatives, affiliate sales and master distributors. Secondarily, we are targeting manufacturers of products that can readily replace their raw base materials with our materials, making the products more environmentally friendly and sustainable. Next, we will target retail stores with major distribution companies who have preexisting relationships with major retail chain stores. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

Competition

There are many developers of hemp-based consumer products, many of which are under-capitalized which we consider to be viable acquisition targets. There are also large, well-funded companies that currently do not offer hemp-based products but may do so in the future.

Source and Availability of Raw Materials

The Company currently has arrangements with multiple reputable suppliers which are expected to meet the projected needs for materials for the upcoming year. These suppliers are based in The Netherlands.

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

Employees

As of March 9, 2018, we have 6 full-time employees and 4 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Property

We currently rent our office space located at 45 Rockefeller Plaza in New York City, on a month to month basis for $3,720 per month. The rent expense for our warehouse space located in the Netherlands was 2,916 Euros for the year ended December 31, 2017. At present, we do not own any real property.

North American Address:

45 Rockefeller Plaza 20th Floor, Suite 83

New York, NY 10111

European Address:

Boelewerf 32, Unit 3

2987 VD Ridderkerk, The Netherlands

Item 3. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware on any material pending, threatened or unasserted claims.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTCQB under trading symbol “AXIM.” An active public market for our common stock may not develop or be sustained. Trading of securities on the OTCQB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.

The following table sets forth the high and low closing bid prices for our common stock as reported on OTCQB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2017
	High ($)	Low ($)
First Quarter	9.95	6.05
Second Quarter	8.80	4.45
Third Quarter	13.45	6.25
Fourth Quarter	19.80	8.01
Fiscal Year Ended December 31, 2016

First Quarter	10.00	0.22
Second Quarter	0.39	0.21
Third Quarter	0.59	0.21
Fourth Quarter	1.01	0.30

As of March 9, 2018, there are 44 holders of record of our common stock. This number does not include beneficial holders of our stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We anticipate that in the future we will retain any earnings for operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 29, 2015 the company adopted a stock incentive plan under which eligible persons or vendors whom provide the company services may be afforded an opportunity to acquire an equity interest in the company in exchange for those services provided. The Company has reserved 9,856,000 shares of its common stock for issuance under this plan.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, during fiscal year 2017 that have not already been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2017 and 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or emerging growth companies.

We estimate our G & A expenses for 2018 to be approximately $1,300,000, which includes projected audit and accounting costs of $80,000. R&D expenses for 2018 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We don't expect R&D expenditures to exceed $12 million in 2018.

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

On September 14, 2017, our Registration Statement on Form S-3 was declared effective by the SEC. We have yet to sell any securities under our registration statement.

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

During the next twelve months, we anticipate incurring costs related to:

(i)filing Exchange Act reports,

(ii)contractual obligations

(iii)clinical trials, and

(iv)continued research and development of pharmaceutical formulations

We believe we will be able to meet these costs through use of funds in our treasury, deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have limited cash. There are no assurances that we will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $5,592,526, has an accumulated deficit of $22,237,839, has cash used in operating activities of $3,081,956 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Results of Operations

Comparison of the year ended December 31, 2017 and 2016.

Revenue

For the year ended December 31, 2017, we had revenue of $47,573 from sales of our products, as compared to revenue of $47,059 for the year ended December 31, 2016.

Cost of Revenue

For the year ended December 31, 2017, we had cost of revenue of $42,857 from sales of our products, as compared to cost of revenue of $154,130 for the year ended December 31, 2016. This is primarily due to our start up business operations and using raw material for research purposes in 2017.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2017 our research and development expenses were $1,352,969 as compared to $235,579 for the year ended December 31, 2016. Variance was result of funding received in the midst of the year. Company increased some activities after funding received.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2017 and 2016 were $1,797,478 and $3,413,456 respectively. Variance was primarily a decrease in non-cash compensation valued at $2,158,630 in 2016 and an increase in consulting fees of $180,277 in 2017.

Depreciation Expenses

For the year ended December 31, 2017 our depreciation expenses were $3,356 as compared to $3,356 for the year ended December 31, 2016.

Other Income and Expenses

Our interest expenses for the year ending in 2017 and 2016 were $315,013 and $275,733 respectively. Variance was result of funding received during the year which incurred interest expense. Loss on extinguishment of debt for the years ending in 2017 and 2016 were $0 and $1,385,000 respectively. Loss on change in fair value of derivative liability for the years ending in 2017 and 2016 were $0 and $211,921 respectively. Amortization of debt discount was $705,700 and $25,712 respectively. Variance was result of funding received during the year.

Loss on settlement of liability for the years ending in 2017 and 2016 were $0 and $152,077 respectively. Variances were result of funding change in terms, respective amortization and issuance of stock in payment of some liabilities to conserve cash.

For the Year Ended December 31, 2017 and 2016

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $3,081,956 for the year ended December 31, 2017, as compared to net cash used of $1,294,141 for the year ended December 31, 2016. The increase is primarily attributable to our net loss from operations of $4,168,203 and offset by net changes in the balances of operating assets and liabilities and by amortization of prepaid services, amortization of prepaid insurance.

Net Cash Used in Investing Activities

Net cash used by investing activities during the year ended December 31, 2017 was $0 compared to $0 for the same period in 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2017, was $4,426,453 compared to $1,873,317 for the same period in 2016. Cash provided by financing activities were primarily a result of issuance of convertible notes.

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

Foreign Currency Transactions

Foreign exchange loss in the year ended December 31, 2017 was $7,088 compared to $0 for the same period in 2016. Loss from foreign currency transactions was due to increase in worldwide activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8. Financial Statement and Supplementary Data

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, begins on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of December 31, 2017. See, Inherent Limitations of Internal Controls for discussion of material weaknesses

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management intends to rectify these deficiencies by implementing proper controls and hiring additional personnel with appropriate qualifications to properly segregate duties. With the inclusion of recently adopted Board committees, and plans to hire a qualified controller to assist the Chief Financial Officer, the Company has commenced its remediation process and expects full COSO compliance in first quarter of 2018.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

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

NAME	AGE	POSITION
Dr. George E. Anastassov	53	Chairman, Chief Executive Officer, President
Dr. Philip A. Van Damme	63	Director, Chief Scientific Officer
Lekhram Changoer	50	Director, Chief Technology Officer
Robert Malasek	49	Chief Financial Officer, Secretary
Timothy R. Scott, PhD(1)	65	Director
Robert Cunningham(1)	70	Director
John W. Huemoeller II(1)	62	Director
Blake N. Schroeder, Esq. (1)	40	Director

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

Robert Malasek - Chief Financial Officer, Secretary

Mr. Malasek’s experience includes serving as the Assistant Controller for Starwood Hotel & Resorts Worldwide, Inc., Controller for Pacific Crest Equity Partners (a private equity company), and Chief Financial Officer for NatureWell, Inc. From 2011 to 2015, Robert served as the Chief Financial Officer, Secretary, Treasurer and a Director of Liberty Coal Energy Corp. Since 2015, Robert has served as the Chief Financial Officer of Cannalink, Inc. Robert received his Bachelor of Science in Accountancy from San Diego State University.

Timothy R. Scott, PhD - Director

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

Robert Cunningham - Director

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

John W. Huemoeller II - Director

Mr. Huemoeller has over 30 years’ experience in financial markets and publicly traded companies including investment banking, corporate finance, executive management, sales and marketing, mergers and acquisitions, leveraged buyouts and private placements of securities. Since April 2015 to the present, Mr. Huemoeller has been the chief executive officer and president of Air Water Earth Inc. From March 2013 to January 2016, he was chairman, chief executive officer and chief financial officer of Propell Technologies Group Inc. From April 2012 to March 2013, Mr. Huemoeller served as the president of Joshua Tree Capital Inc. Mr. Huemoeller has held Series 3, 7, 24, 63 and 79 Securities Licenses, was registered with various state insurance boards, the Chicago Board of Trade as a commodities broker, and worked for various broker-dealers throughout his career including Smith Barney, Drexel Burnham, Prudential Securities, and Paine Webber. Mr. Huemoeller is co-author of U.S. Patent #5,855,005.

Blake N. Schroeder, Esq. - Director

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

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our shareholders. This section describes key corporate governance practices that we have adopted.

Board of Directors Meetings and Attendance

The Company’s Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its shareholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to shareholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board and committee meetings.

Committees of the Board of Directors

The Company has formal Compensation and Audit and Nominating and Governance Committees. All other functions of the Board are being undertaken by the Board of Directors as a whole.

Compensation Committee

The Compensation Committee consists of John W. Huemoeller II, Timothy Scott and Robert Cunningham and has established a charter that requires all members of the Compensation Committee to be “non-employee directors” for purposes of Rule 16b-3 of the Exchange Act, and satisfy the requirements of an “outside director” for purposes of Section 16(m) of the Internal Revenue Code. The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee's purposes or assigned by the Board of Directors from time to time. The Compensation Committee's specific responsibilities are delineated in its charter.

Audit Committee

The Audit Committee consists of John W. Huemoeller II, Timothy Scott and Robert Cunningham and has established a charter that requires all members of the Audit Committee to be independent in accordance with applicable listing standards. Our securities are quoted on the OTCQB, which does not have any director independence requirements. Further, companies with securities only quoted on the OTCQB are not required to comply with the independence standards set forth in Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has also determined that Mr. John W Huemoeller II is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

The Audit Committees responsibilities include: a) selecting and evaluating the performance of our independent auditors; b) reviewing the scope of the audit to be conducted by our independent auditors, as well as the result of their audit, and approving audit and non-audit services to be provided; c) reviewing and assessing our financial reporting activities and disclosure, including our earnings press releases and periodic reports, and the accounting standards and principles followed; d) reviewing the scope, adequacy and effectiveness of our internal control over financial reporting; e) reviewing management’s assessment of our compliance with our disclosure controls and procedures; f) reviewing our public disclosure policies and procedures; g) reviewing our guidelines and policies regarding risk assessment and management, our tax strategy and our investment policy; h) reviewing and approving related-party transactions; and i) reviewing threatened or pending litigation matters and investigating matters brought to the committees attention that are within the scope of its duties.

Nominating and Governance Committee

The Nominating and Governance Committee consist of Blake N. Schroeder, Robert Cunningham and Timothy Scott and has established a charter that governs its role with the Company. Robert Cunningham has been appointed as the Chairman of the Nominating and Governance Committee.

The role of the Nominating and Governance Committee is to identify, qualify and propose new board members for the Company. The Nominating and Governance Committee shall also submit a slate of officers including, when applicable. The Nominating and Governance Committee shall: (i) obtain biographies and effectively screen all nominations to ensure selection of members of the highest caliber to serve as selected officers and directors. and (ii) in connection with the performance of its duties, the Nominating and Governance Committee shall have unrestricted access to and assistance from the officers, employees and independent auditors of the Corporation, and shall be furnished with such resources and support from the Company as the Nominating and Governance Committee shall deem necessary. The Nominating and Governance Committee shall have the authority to employ, at the expense of the Company, such experts and professionals as the Nominating and Governance Committee shall deem appropriate from time to time.

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

Conflicts of Interest

Some of officers and all of our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may be currently and also in the future may become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the Company if:

1. The Company could financially undertake the opportunity;

2. The opportunity is within the Company’s line of business; and

3. It would be unfair to the Company and its shareholders not to bring the opportunity to the attention of the Company.

Code of Ethics

We have adopted a written code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2017.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Advisory Board

October 15, 2014, our Board of Directors created an Advisory Board to advise the Board on certain matters and decisions. As of December 31, 2017, the Company Advisory Board consists of:

Dr. Donald Abrams - Advisory Board

Dr. Donald Abrams, is chief of the Hematology-Oncology Division at San Francisco General Hospital and a Professor of Clinical Medicine at the University of California San Francisco. Dr. Abrams has long been involved in clinical trials of complementary and alternative medicine interventions for HIV/AIDS and cancer, including evaluations of medicinal marijuana. In 1997, Dr. Abrams received funding from the National Institute on Drug Abuse (NIDA) to conduct clinical trials of the short-term safety of cannabinoids in HIV infection. Subsequently, he was granted funds by the University of California Center for Medicinal Cannabis Research to continue studies of the effectiveness of cannabis in a number of clinical conditions. Dr. Abram's NIDA-funded trial investigated the possible pharmacokinetic interaction between vaporized cannabis and opioid analgesics in patients with chronic pain. Dr. Abrams is conducting an NIH-funded trial investigating vaporized cannabis in patients with Sickle Cell disease. He co-authored the chapter on "Cannabinoids and Cancer" in the Oxford University Press Integrative Oncology text that he co-edited with Andrew Weil. He co-edits the NCI PDQ CAM Cannabinoids and Cancer website.

Professor Robert Ritch – Advisory Board

Professor Robert Ritch holds the Shelley and Steven Einhorn Distinguished Chair in Ophthalmology and is Surgeon Director Emeritus and Chief of Glaucoma Services at New York Eye and Ear Infirmary of Mount Sinai (NYEE). He has devoted his career to broadening the understanding of the underlying etiologies and mechanisms of glaucoma and innovation in its medical, laser, and surgical treatment. Prof. Ritch received his B.A. cum laude from Harvard College and an M.A. in cell biology from Harvard University. He received his M.D. from Albert Einstein College of Medicine and, after a residency in Ophthalmology at Mount Sinai School of Medicine, received fellowships in glaucoma from the Heed Foundation and the National Institutes of Health. A Diplomat of the American Board of Ophthalmology, Prof. Ritch is a Fellow of the American Academy of Ophthalmology, the American College of Surgeons, the International College of Surgeons, the Royal College of Ophthalmology, the Association for Research in Vision and Ophthalmology, and the New York Academy of Medicine, and is a member of more than 35 scientific and medical societies around the world.

Dr. Ilya Reznik - Advisory Board

Dr. Ilya Reznik is a Board-certified specialist in Adult Forensic & Clinical NeuroPsychiatry at MaReNa Diagnostic and Consulting Center, Israel. Dr. Reznik has published many original papers (including controlled trials), reviews and case reports in leading peer-reviewed journals in field of clinical psychiatry and neuropsychopharmacology. He is currently researching the medical use of cannabis and cannabinoids, especially for various neuropsychiatric illnesses, such as Chronic Pain Syndrome, Fibromyalgia, Post-Traumatic Stress Disorder (PTSD), OCD, Gilles de la Tourette syndrome, Parkinson's and Alzheimer diseases etc. During the last 7 years Dr. Reznik, coordinated the activities of Israel National Forum/Association for Medical Cannabis Research & Treatment. He is Associate Member of The Canadian Consortium for the Investigation of Cannabinoids (CCIC), Member of International Cannabinoid Research Society (ICRS). In 2013 he was elected to the Board of Directors, International Association for Cannabinoid Medicines (IACM) and promotes educational and international activity within IACM.

Professor John Zajicek MD, PhD

Professor John Zajicek Chair in Medicine at the University of St. Andrews School of Medicine, Institute of Behavioural and Neural Sciences. Professor Zajieck trained in Medicine at Cambridge and St Mary’s Hospital in London. He completed a Ph.D. in cell biology of myelination in Cambridge. He then moved to Plymouth in 1995 as a neurologist where he was involved in both laboratory and clinical research. He is Chair of Clinical Neuroscience at Plymouth University, Director of the Peninsula Clinical Trials Unit, and Chair of the UK NIHR Nervous System Disorders Specialty Group. Zajicek has served on the UK MRC Neuroscience and Mental Health Board and the MRC Methodology Panel. He is particularly interested in the way Axim Biotechnologies develops trials for neurodegenerative diseases. He has been Chief Investigator in several large multicentre randomized controlled trials, including the investigation of cannabinoid use in multiple sclerosis. Professor Zajicek has authored many papers on cannabinoids, multiple sclerosis and the methodology of clinical trials in neurodegeneration.

Professor Renger Witkamp, PhD

Professor Renger Witkamp studied Biology and Pharmacy at the Utrecht University (NL). He obtained his pharmacist degree in 1987 and started his career as pharmacist/lecturer at the Veterinary Faculty of the Utrecht University, which was combined with his Ph.D. training on experimental pharmacokinetics. After his Ph.D., he continued as an assistant professor, and later as an associate professor at the Utrecht University, until 1996. Subsequently, he moved to TNO, the Netherlands’ Organization for Applied Research. At TNO, he held several scientific and managerial positions. In 2006, he became a professor in Nutrition and Pharmacology at Wageningen University, which at that time was a newly established academic chair. His group focuses on teaching and researching concepts and applications of the interface between food and pharma, including medical nutrition and drug-nutrient combinations. Research is predominantly directed at further elucidating the actions of plant cannabinoids and endocannabinoids on inflammatory processes and eating behavior. Practical applications of this program include muscle preservation during chronic disease and intestinal disorders.

Dr. Arno Hazekamp, PhD

Dr. Arno Hazekamp studied at Leiden University in the Netherlands, where he obtained his Bachelor’s degree in the field of Molecular Biology, followed by an MSc in Biopharmaceutical Sciences. After finishing his research on Thai traditional medicine, he graduated with honors in 2000. Subsequently, Arno started his Ph.D., focused on the medicinal properties of the cannabis plant, and on the practical obstacles that stand between this plant and its development into a modern medicine. Arno was able to work closely with the official grower of medicinal cannabis in the Netherlands, Bedrocan BV, and was involved in numerous projects regarding the chemical analysis, quality control, and product development regarding medicinal cannabis. He was actively involved in setting up the medicinal cannabis program of the Dutch Health Ministry and became a strong advocate of a more science-based approach to the medicinal use of cannabis in the Netherlands and abroad. After finishing his Ph.D., Arno continued to set up his own consultancy lab for analysis of medicinal plants while keeping a special interest in cannabis. As an independent researcher, Arno worked closely with government agencies, universities, and pharmaceutical companies. Some relevant experiences during this period (2005-2011) include his involvement in the early phase of Echo Pharmaceuticals (a Dutch pharmaceutical company developing a sublingual administration form of THC and other cannabinoids) and validation studies for the German company Storz & Bickel (e.g., the basis for the successful development of the Volcano Medic, a vaporizer device specifically designed for inhalation of medicinal cannabis). Arno is considered an expert on standardized growing, quality control, and product development. He is an active traveler and medicinal cannabis advocate. In 2011, Arno became the head of Research and Development (R&D) of Bedrocan BV, where he currently works on the preparation of clinical trials with medicinal cannabis.

Professor Jacques F. Meis MD, PhD

Dr. Jacques F. Meis is a consultant microbiologist at Canisius-Wilhelmina Hospital in Nijmegen, The Netherlands, a large teaching hospital; and an honorary consultant at the Radboud University Medical Center in the same city. In addition to an MD, he holds a Ph.D. in Science, is a board-certified medical specialist in the Netherlands and is a Fellow of the Infectious Diseases Society of America and the Royal College of Pathology in the UK. He is a former President of the Dutch Society for Medical Mycology, former President of the European Confederation for Medical Mycology, and former Chairman of the External Quality Control Program in Bacteriology and Mycology in the Netherlands. In addition to being Senior Editor of Mycoses, he is a voting member on the CLSI Subcommittee on Antifungal Susceptibility Testing. He is (co)author of more than 350 peer-reviewed PubMed-included publications. His current research focuses on diagnosis, treatment, molecular typing and antifungal susceptibility of the opportunistic fungi Aspergillus, Cryptococcus and Candida in addition to other rare filamentous fungi.

Compensation of Company Directors and Advisory Board Members

Our Directors are compensated $5,000 on a quarterly basis plus stock grants on each annual anniversary of Board service – in shares having a value equal to $25,000 as of date of grant. Our Advisory Board Members are compensated quarterly with stock grants of approximately 240 to 2,400 shares per quarter. Both, our Directors and Advisory Board Members are reimbursed for reasonable out-of-pocket expenses related to attending board of directors meetings and for promoting our business. In the future, we may compensate our Directors for serving on Special Committees and our Advisory Board Members with additional cash or other compensation. From time to time we may request certain members of the board of directors to perform services on our behalf. In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. George E. Anastassov	2017	240,000	-	-	-	-	-	-	240,000
Chairman, Chief Executive Officer	2016	240,000	-	-	-	-	-	715,625	955,625

Dr. Philip A. Van Damme	2017	15,000	-	-	-	-	-	-	15,000
Director, Chief Scientific Officer	2016	6,000	-	-	-	-	-	48,000	54,000

Lekhram Changoer	2017	240,000	-	-	-	-	-	-	240,000
Director, Chief Technology Officer	2016	160,000	-	-	-	-	-	658,200	818,200

Robert Malasek	2017	13,000	-	-	-	-	-	-	13,000
Chief Financial Officer, Secretary	2016	-	-	-	-	-	-	-	-

Timothy R. Scott, PhD	2017	15,000	-	-	-	-	-	-	15,000
Director	2016	-	-	-	-	-	-	-	-

Robert Cunningham	2017	15,000	-	-	-	-	-	-	15,000
Director	2016	-	-	-	-	-	-	-	-

John W. Huemoeller II	2017	15,000	-	-	-	-	-	-	15,000
Director	2016	-	-	-	-	-	-	-	-

Blake N. Schroeder, Esq.	2017	15,000	-	-	-	-	-	-	15,000
Director	2016	-	-	-	-	-	-	-	-

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

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year-end December 31, 2016 the Company recorded $600,000 compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016.At the year ended December 31, 2016 the Company recorded $58,200 of compensation expenses in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 15, 2016, the Company entered into an employment agreement with Dr., Philip Van A. Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme receives an annual base compensation of $24,000 and an incentive payment of 200,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Van A. Damme. On September 15, 2016, the Company was obligated to issue 200,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Van A. Damme. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $48,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. The ongoing base compensation was rescinded by mutual consent of the Company and Dr. Philip Van A. Damme at December 15, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2017:

(i)each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)each of our officers and directors; and

(iii)all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at December 31, 2017, there were 54,564,441 shares of our common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common Stock	Dr. George E. Anastassov(1)	3,003,000	5.5%(4)
Common Stock	Dr. Philip A. Van Damme(3)	202,500	**(5)
Common Stock	Lekhram Changoer(3)	2,265,000	4.15%(7)
Common Stock	Timothy R. Scott, PhD(1)	-	0%
Common Stock	Robert Cunningham(1)	-	0%
Common Stock	John W. Huemoeller II(1)	-	0%
Common Stock	Blake N. Schroeder, Esq. (1)	-	0%
Common Stock	Sanammad Foundation USA(6)	14,943,650	27.39%
Common Stock	Sanammad Foundation	3,626,706	6.65%
Common Stock	MJNA Investment Holdings LLC(2)	17,969,125	32.93%(8)
Common Stock	Medical Marijuana Inc(2)	4,700,000	8.61%
Common Stock	All Directors and Officers as a Group	24,040,856	44.06%

** Less than 1%

(1)The address is: 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111.

(2)The address is: 13831 Danielson, Poway, CA 92064.

(3)The address is: Bijleveldsingel 89, Nijmegen, 6521AP, Netherlands.

(4)Mr. Anastassov owns 3,003,000 shares individually and is a 1/3 owner and control person of Sanammad Foundation which holds 3,626,706 shares and Sanammad Foundation USA which holds 14,943,650 shares of our common stock and 500,000 shares of our Series B preferred stock.

(5)Mr. Van Damme owns 202,500 shares individually and is a 1/3 owner and control person of Sanammad Foundation which holds 3,626,706 shares and Sanammad Foundation USA which holds 14,943,650 shares of our common stock and 500,000 shares of our Series B preferred stock.

(6)The address is: 560 Sylvan Avenue, 3rd Floor, Englewood Cliffs, NJ 07632.

(7)Mr. Changoer owns 2,265,000 individually and is a 1/3 owner and control person of Sanammad Foundation which holds 3,626,706 shares and Sanammad Foundation USA which holds 14,943,650 shares of our common stock and 500,000 shares of our Series B preferred stock

(8)MJNA Investment Holdings, LLC owns 17,969,125 individually and holds 500,000 shares of our Series C preferred stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 8, 2014 the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (the owners of CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect. On December 23, 2016, a principal payment of $120,000 was made. The total outstanding at December 31, 2017, is $880,000.

On May 21, 2014, the Company’s President advanced an additional $5,000 to the Company to fund working capital needs.

On June 25, 2014, the Company received a non interest bearing advance from CanChew Biotechnologies, LLC (CCB) of $30,000 to pay the down payment on its D & O liability insurance. In addition the Company during 2014 was advanced an additional $35,775 for operating expenses principally for the owner’s salary. For the years ended December 31, 2017 and 2016, the Company received additional advance of $0 and $1,619,067, respectively for operation expenses. The advance is non-interest bearing and is due on demand. The total outstanding due to related party as of December 31, 2017 and 2016 is $1,605,520 and $1,619,067, respectively.

Board of Directors Independence

The Company considers Blake N. Schroeder, Robert Cunningham, John Huemoeller and Timothy Scott to be “independent” within the meaning of definitions established by the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Audit Fees

RBSM, LLP, billed us $56,300 and $60,000 in audit fees during the years ended December 31, 2017 and 2016.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2017 and 2016.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2017 and 2016.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2017 and 2016, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full- time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules

Please see the below Exhibit Index and the Index to Financial Statements and related notes to financials which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

Exhibit Index

		Incorporated by Reference (Form Type)		Filed with This Report
Exhibits	Exhibit #		Filing Date

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock.	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock.	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer.	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Code of Business Conduct and Ethics.	14.1	10-Q	11/20/2017

Auditor’s Consent	23.1			X

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1*			X

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2*			X

Nominating and Governance Committee Charter.	99.1	10-Q	11/20/2017

Compensation Committee Charter.	99.2	10-Q	11/20/2017

Audit Committee Charter.	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS	X

XBRL Taxonomy Extension Schema Document	101.SCH	X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL	X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF	X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB	X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE	X

*These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Dr. George Anastassov	President and Director (Principal Executive Officer)	March 15, 2018
Dr. George Anastassov

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	March 15, 2018
Robert Malasek

/s/ Lekhram Changoer	Director	March 15, 2018
Lekhram Changoer

/s/ Dr. Philip A. Van Damme	Director	March 15, 2018
Dr. Philip A. Van Damme

/s/ Timothy R. Scott, PhD	Director	March 15, 2018
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	March 15, 2018
Robert Cunningham

/s/ John W. Huemoeller II	Director	March 15, 2018
John W. Hoemoeller, II

/s/ Blake N. Schroeder, Esq.	Director	March 15, 2018
Blake N. Schroeder, Esq.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Axim Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM, LLP

We have served as the Company’s auditor since 2014

New York, New York

March 15, 2018

AXIM BIOTECHNOLOGIES, INC.
Consolidated Balance Sheets
	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$2,057,843	$713,346
Inventory	8,765	38,446
Reservation fee deposit	-	76,155
Prepaid expenses	40,986	40,753
Loan receivable	5,000	505,000
Total current assets	2,112,594	1,373,700

Property and equipment, net of accumulated depreciation of $7,831 and $4,474, respectively.	8,949	12,305
Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	63,167	63,167
Security deposits	7,440	-
Total other assets	70,607	63,167
TOTAL ASSETS	$2,192,150	$1,449,172
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$441,753	$401,220
Due to shareholder	5,000	5,000
Due to first insurance funding	22,807	22,978
Due to related party	1,605,520	1,619,067
Promissory note - related party (including accrued interest of $114,126 and $88,564 respectively)	994,126	968,564
Convertible note payable (including accrued interest of $90,487 and $0 respectively) net of unamortized debt discount of $714,573 and $0, respectively (see note 9)	4,635,914	-
Total current liabilities	7,705,120	3,016,829

Long-term liabilities:
Convertible notes payable due to shareholder including accrued interest of $2,384 and $793, respectively	47,384	45,793
Convertible note payable (including accrued interest of $81,656 and $15,646 respectively) net of unamortized debt discount of $1,224,117 and $1,323,606, respectively (see note 9)
	724,139	758,140
Total long-term liabilities	771,523	803,933
TOTAL LIABILITIES	8,476,643	3,820,762

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized 54,564,441 and 52,506,441 shares issued and outstanding, respectively;	5,457	5,251
Additional paid in capital	15,923,789	15,672,631
Common stock to be issued	24,000	20,064
Accumulated deficit	(22,237,839)	(18,069,636)
TOTAL STOCKHOLDERS' DEFICIT	(6,284,493)	(2,371,590)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,192,150	$1,449,172

The accompanying notes are an integral part of consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statement of Operations

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016

Revenues	$47,573	$47,059

Cost of goods sold	42,857	154,130
Gross profit (loss)	4,716	(107,071)

Operating expenses:

Research and development expenses	1,352,969	235,579
Selling, general and administrative	1,797,478	3,413,456
Depreciation	3,356	3,356

Total operating expenses	3,153,803	3,652,391

Loss from operations	(3,149,087)	(3,759,462)

Other (Income) expenses:
Interest Income	(1,597)	-
Amortization of debt discount	705,700	25,712
Loss on extinguishment of debt	-	1,385,000
Loss on change in fair value of derivative liability	-	211,921
Loss on settlement of liability	-	152,077
Interest expense	315,013	275,734
Total other (income) expenses	1,019,116	2,050,444

Loss before provision of income tax	(4,168,203)	(5,809,906)
provision for income tax	-	-

NET LOSS	(4,168,203)	(5,809,906)

Less: Dividend on preferred stocks	-	(1,475,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,168,203)	$(7,284,906)

Loss per common share - basic and diluted	$(0.08)	$(0.17)

Weighted average common shares outstanding - basic and diluted	53,295,927	41,732,306

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Deficit

For Two Years Ended December 31, 2017

			Series A Convertible		Series B Convertible		Series C Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock to be Issued	Additional Paid In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
		$		$		$		$		$		$	$	$
Balance at December 31, 2015	1,000,000	100	1,000,000	100	-	-	-	-	39,633,706	3,963	52,500	9,032,865	(10,784,730)	(1,695,202)

Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	125,000	13	(52,500)	52,487	-	-
Common Stock issued for officer's compensation	-	-	-	-	-	-	-	-	2,250,000	225	-	715,400	-	715,625
Common stock issued for consulting services	--	-	-	-	-	-	-	-	2,440,000	244	-	705,956	-	706,200
Common stock issued for consulting services	-	-	-	-	-	-	-	-	10,815	1	-	6,120	-	6,121
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	20,064	-	-	20,064
Common stock issued in exchange for debt	-	-	-	-	-	-	-	-	2,540,000	254	-	208,746	-	209,000
Fair value of convertible note over the face value of note	-	-	-	-	-	-	-	-	-	-	-	1,385,000	-	1,385,000
Cancellation/Rescission of the Series "A" convertible preferred stock issued in 2015	-	-	(1,000,000)	(100)	-	-	-	-	-	-	-	100	-	-
Issuance of Series B convertible preferred stock for cash	-	-	-	-	500,000	50	-	-	-	-	-	49,950	-	50,000
Issuance of Series C convertible preferred stock for cash	-	-	-	-	-	-	500,000	50	-	-	-	64,950	-	65,000
Issuance of Series A convertible preferred stock on conversion of preferred stock	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-	-	-	-	-	-
Issuance of common stock on conversion of Series A preferred stock	-	-	(1,000,000)	(100)	-	-	-	-	5,000,000	500	-	1,474,600	-	1,475,000
Issuance of common stock against settlement of liabilities	-	-	-	-	-	-	-	-	506,920	51	-	202,717	-	202,768
Extinguishment of derivative liability upon modification of convertible debt	-	-	-	-	-	-	-	-	-	-	-	1,274,422	-	1,274,422
Beneficial conversion feature on convertible note	-	-	-	-	-	-	-	-	-	-	-	499,318	-	499,318
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(1,475,000)	(1,475,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,809,906)	(5,809,906)
Balance at December 31, 2016	-	-	-	-	500,000	50	500,000	50	52,506,441	5,251	20,064	15,672,631	(18,069,636)	(2,371,590)

Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	60,000	6	(20,064)	20,058	-	-
Common shares issued in redemption of note	--		-	-	-	-	-	-	1,995,000	200	-	199,300	-	199,500
Common stock issued for consulting services	-	-	-	-	-	-	-	-	3,000	-	-	31,800	-	31,800
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	24,000	-	-	24,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,168,203)	(4,168,203)
Balance at December 31, 2017	-	-	-	-	500,000	50	500,000	50	54,564,441	5,457	24,000	15,923,789	(22,237,839)	(6,284,493)

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,168,203)	$(5,809,906)
Adjustments to reconcile net loss to cash used in in operating activities:
Depreciation	3,356	3,356
Stock based compensation	55,800	1,448,011
Inventory written off	-	9,753
Amortization of prepaid services	-	736,438
Amortization of prepaid insurance	84,767	41,219
Amortization of debt discount	705,700	25,713
Loss on extinguishment of debt	-	1,385,000
Non-cash interest expense	-	212,500
Loss on change in fair value of derivative liability	-	211,921
Loss on settlement of liability	-	152,077
Changes in operating assets and liabilities:
Increase in reservation fee deposit	76,155	(10,985)
Increase in prepaid insurance	(85,000)	(40,753)
Decrease in Inventory	29,681	152,585
Increase in accrued interest payable	182,865	-
Increase in due to first insurance funding	(171)	14
Increase in accounts payable and accrued expenses	40,534	188,916
Increase in security deposits	(7,440)	-
Net cash used in operating activities	(3,081,956)	(1,294,141)

CASH FLOW FROM INVESTING ACTIVITIES:	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B and C convertible preferred stock	-	115,000
Repayment of related party loans	(13,547)	-
Proceeds from due to related party	-	533,157
Repayment of loans	-	(124,840)
Proceeds from convertible notes	3,940,000	1,350,000
Proceeds from notes receivable	500,000	-
Net cash provided by financing activities	4,426,453	1,873,317
Net increase in cash and cash equivalents	1,344,497	579,176
Cash and cash equivalents at beginning of period	713,346	134,170
Cash and cash equivalents at end of period	$2,057,843	$713,346
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$105,522	$5,142
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$24,000	$52,500
Convertible note exchanged for related party convertible note	$-	$50,000
Common stock issued against conversion of debt and interest	$199,500	$209,000
Rescission of Series A convertible preferred shares	$-	$100
Exchange of preferred stock against Series A preferred stock	$-	$100
Conversion of Series A convertible preferred stock into common stock	$-	$500
Debt discount and initial derivative liability at issuance of note	$1,320,000	$1,062,500
Issuance of shares to settle accounts payable	$-	$50,691
Derivative liability extinguished upon modification of convertible debt	$-	$1,274,421
Issued convertible note against promissory note receivable	$-	$500,000
Initial beneficial conversion feature expense	$-	$499,318
Preferred dividend against common stock to be issued on conversion of Series A convertible preferred stock	$-	$1,475,000

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1: ORGANIZATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111. On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 11, 2015, the Company acquired a 100% interest in Can Chew License Company a Nevada incorporated licensing Company, through the exchange of 5,826,706 shares of its common stock. In October 2017 the company formed a wholly owned subsidiary in the Netherlands for purposes of holding pharmaceutical licenses as required by the Netherlands regulations and laws.

NOTE 2: BASIS OF PRESENTATION

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2017, and 2016 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of December 31, 2017 the finished goods inventory totaled $8,765 and the shelf life of the finished goods inventory is set to expire on April 30, 2018.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the year ended December 31, 2017 and 2016 the Company recorded $3,356 and $3,356, respectively, of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of December 31, 2017 and 2016 amounted to $63,167 net of accumulated impairment losses of $652,265.

Revenue Recognition

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment. There is no impact of ASC 606 on The Companies Financial Statements.

Revenues from continuing operations recognized for the year ended December 31, 2017 and 2016 amounted to $47,573 and $47,059, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc.  Can Chew License Company and Axim Biotechnologies, B.V. as of December 31, 2017 and 2016. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2017 and 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2017, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at December 31, 2016 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s subsidiary in the Netherlands is Euro. The translation from Euro to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date, equity accounts using historical exchange rates or rates in effect at the balance sheet date, and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2017 and 2016.

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

There were common share equivalents 15,587,904 at December 31, 2017 and 16,216,652 at December 31, 2016. For the year ended December 31, 2017 and 2016 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Stock Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products to the customers including buying and transportation costs.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,352,969 and $235,579 for the year ended December 31, 2017 and 2016, respectively.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently Issued Accounting Standards

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to January 1, 2018, for the Company, with early adoption permitted in 2017. The ASU must be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective transition method. As the Company had nominal revenue till latest date, the adoption of Topic 606 would not have material impact on the consolidated financial statements and related disclosures.

Subsequent to the issuance of ASU 2014-09, the FASB issued various clarifications and interpretive guidance to assist entities with implementation efforts, including guidance pertaining to the presentation of revenues on a gross basis (revenues presented separately from associated expenses) versus a net basis. Under this guidance, an entity generally shall record revenue on a gross basis if it controls a specified good or service before transferring it to a customer, whereas an entity shall record revenue on a net basis if its role is to arrange for another entity to provide the goods or services to a customer. Significant judgment may be required in some circumstances to determine whether gross or net presentation is appropriate.

The Company has reviewed its contracts with customers and determined that this ASU will have no material impact on its balance sheet or related consolidated statement of earnings, stockholders’ equity or cash flows; however, the Company’s quarterly disclosures will expand in 2018 upon adoption of this ASU. The Company has implemented a process to gather and provide the quarterly disclosures required by the ASU.

The FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic: 610-20): Clarifying the Scope of Asset Derecognition Guidance and the Accounting for Partial Sales of Nonfinancial Assets,” which helps filers determine the guidance applicable for gain/loss recognition subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers. The amendments also clarify that the derecognition of all businesses except those related to conveyances of oil and gas rights or contracts with customers should be accounted for in accordance with the derecognition and deconsolidation guidance in Topic 810, Consolidation. The Company adopted the ASU on January 1, 2018, using the modified retrospective transition method. Under this transition method the Company may elect to apply this guidance retrospectively either to all contracts at the date of initial application or only to contracts that are not completed contracts at the date of initial application. The Company elected to evaluate only contracts that are not completed contracts. As there were no not completed contracts at January 1, 2018, there was no impact to the Company’s consolidated financial statements and related disclosures upon adoption.

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies to recognize the assets and liabilities for the rights and obligations of all leases with a term greater than 12 months (long-term) on the balance sheet. Leases to explore for or use minerals, oil and natural gas are not impacted by this guidance. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842.” This ASU permits an entity to continue to apply its current accounting policy for land easements that existed before the effective date of Topic 842. Once an entity adopts Topic 842, it would apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement contains a lease. Topic 842 requires adoption by application of a modified retrospective transition approach and is effective for the Company on January 1, 2019. Early adoption is permitted.

The Company is in the process of reviewing its portfolio of leased assets and related contracts to determine the impact that adoption will have on its consolidated financial statements and related disclosures. The Company is also assessing the impact of Topic 842 on its systems, processes and internal controls. The Company plans to elect certain practical expedients when implementing the new lease standard, which means the Company will not have to reassess the existence or classification of leases for contracts, including land easements that commenced prior to adoption. The Company anticipates upon adoption to recognize assets and liabilities for the rights and obligations of its existing long-term operating leases on its consolidated balance sheets and to utilize new systems, processes and internal controls to properly identify, classify, measure and recognize new (or modified) leases after the date of adoption. The Company will complete its evaluation during 2018 and will adopt Topic 842 on January 1, 2019, using a modified retrospective approach for all comparative periods presented.

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

*ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

*ASU 2016-01 addresses certain aspect of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Prepaid insurance contract	40,986	40,753
	$40,986	$40,753

For the year ended December 31, 2017 and 2016 the Company recognized amortization of prepaid expense of $84,767 and $777,657, respectively.

NOTE 5: RESERVATION FEE DEPOSIT

The Company entered into a reservation agreement with the Municipality of Almere in the Netherlands. In October 2015 the Company paid the reservation fee in the amount of $65,170. The non-refundable reservation fee deposit gave the Company an exclusive right to purchase the land for a purchase price of €1,110,000 within 12 months. The Company did not exercise its right to acquire the land under the reservation fee agreement. In October 2016 the reservation period was extended for an additional period of twelve (12) months expiring September 2017 by paying a non-refundable fee of $76,155 for the extension, under the same terms as the previous period. The Company did not exercise its right to acquire the land under the extended reservation period and its right to acquire the land has expired and therefore during the year ended December 31, 2017, the Company fully wrote off this $76,155 deposit and accounted as expenses.

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

The following table summarizes promissory note payable as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Promissory note payable, due on demand, interest at 3%.	$880,000	$880,000
Accrued interest	114,126	88,564
	$994,126	$968,564

For the year ended December 31, 2017 and 2016 the Company recognized interest expense of $25,562 and $30,838, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CCB totaling $1,605,520 as of December 31, 2017, which includes $13,547 repaid during the year ended December 31, 2017. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the president of the Company for a working capital advance of $5,000 made in May of 2014.

On August 15, 2016, the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 12 - “Preferred Stock” for a discussion of the Company’s preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company’s common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Convertible Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated Dr. George E. Anastassov, Dr. Philip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Convertible Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. As the holders of the Series C Preferred Stock, MJNA Investment Holdings, LLC has designated Dr. Timothy R. Scott, John W. Huemoeller II, Robert Cunningham and Blake Schroeder as their four Series C Directors.

NOTE 8: DUE TO FIRST INSURANCE FUNDING

During the year ended December 31, 2017 and 2016, the Company financed $85,000 and $85,000 from First Insurance Funding for financing of its D&O insurance policy. Under the terms of the insurance financing, payments of $7,736, which include interest at the rate of 5.5% per annum, are due each month for nine months commencing on July 25, 2017 and July 25, 2016; respectively. The total outstanding due to First Insurance Funding as of December 31, 2017 and 2016 is $22,807 and $22,978; respectively.

NOTE 9: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Convertible note payable, due on July 1, 2028, interest at 3.5%.	$45,000	$45,000
Accrued interest	2,384	793
	$47,384	$45,793

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014, and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the fiscal year ended December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of December 31, 2017 is $47,384, including interest accrued thereon of $2,384.

The following table summarizes convertible note payable as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Convertible note payable, due on April 21, 2025, interest at 4%.	$16,600	$216,100
Convertible note payable, due on October 1, 2029, interest at 3.5%.	850,000	850,000
Convertible note payable, due on October 1, 2029, interest at 3.5%.	1,000,000	1,000,000
Convertible note payable, due on December 12, 2018, interest at 8%.	5,260,000	-
Accrued interest	172,143	15,646
Total	7,298,743	2,081,746
Less unamortized debt discount	(1,938,690)	(1,323,606)
Convertible note payable, net	5,360,053	758,140
Less current portion	(4,635,914)	-
Long term portion	$724,139	$758,140

The Company has outstanding convertible note payable having a balance due of $16,847 and $216,100, as of December 31, 2017 and December 31, 2016; respectively. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On September 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 shares of the Company’s common stock. On December 29, 2016 the holder of the Note converted $29,900 due under the Note including interest of 20,100 into 500,000 shares of the Company’s common stock. On August 18, 2017 the holder of the Note converted $199,500 due under the Note, including interest of $0, into 1,995,000 shares of the Company’s common stock. The balance on the Note as of December 31, 2017 is $16,847, including interest accrued thereon of $247.

On September 16, 2016, we entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company. With various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. At the inception of the Convertible Promissory Note, the Company determined a fair value of $1,062,500 of the embedded derivative. On October 20, 2016, the terms of the above Convertible note was modified into convertible note with fixed conversion price of $0.2201. The derivative liability balance on the Note as of modified date is $1,274,422 which was re-classed into additional paid in capital.

On October 20, 2016, a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount of $499,318 was recorded to be amortized over the life of the note or until the note is converted or repaid. The Company received $250,000 on February 1, 2017 and $250,000 on March 2, 2017 against the note receivable of $500,000. As of December 31, 2017, this note has not been converted.

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

Pursuant to the terms of the SPA the Company is required to reserve and keep available out of its authorized and unissued shares of common stock, a minimum of 2,250,000 shares of common stock. The company has recorded the 25% premium on cash payment as a liability and is amortizing it over the term of the note utilizing the effective interest method. The contingent premium payable is $1,052,500. It is recorded contra convertible note payable and the unamortized balance as of December 2017 is $543,443.

On December 13, 2017 the Company made a payment of $100,000 to the third party in cash toward accrued interest on Convertible note and recorded additional $25,000 in interest expenses.

During the year ended December 31, 2017 and 2016 the Company amortized the debt discount on all the notes of $705,700 and $25,713 respectively to operations as expense.

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

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. On September 23, 2016 of the Convertible Promissory Note, the Company determined a fair value of $1,062,500 of the embedded derivative. At inceptions, the fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

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

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $211,922 for the year ended December 31, 2016. During the year ended December 31, 2016 the Company re-classed the derivative liability of $1,274,422 to additional paid in capital on modification of convertible note payable. There was no derivative liability during the year ended December 31, 2017.

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,856,000 shares available for issuance under the Plan as of December 31, 2017.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of December 31, 2017 and 2016 there are -0- and -0- shares of Series A Preferred Stock outstanding and 500,000 and 500,000 shares of Series B Preferred Stock and 500,000 and 500,000 shares of Series C Preferred Stock issued and outstanding, respectively.

Series A Convertible Preferred Stock

The Company also has authorized 1,000,000 shares of Series A Convertible Preferred Stock, which had been previously issued to Sanammad Foundation and subsequently assigned and transferred by Sanammad to Treo Holdings, LLC (“Treo”). On June 28, 2016 the Company, Sanammad and Treo agreed that the issuance of the Series A Convertible Preferred be rescinded and that such share issuance be cancelled. The Company accounted for this cancelation of preferred stock as equity transaction and accordingly the par value of preferred stock adjusted against additional paid in capital account.

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its shareholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of December 31, 2017 and 2016 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock. The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company’s common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the twelve months ended December 31, 2016, the Company recorded preferred dividend of $1,475,000; there were not recorded dividends during year ended December 31, 2017.

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

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Preferred Stock to Sanammad Foundation(The Netherlands) in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated Dr. George E. Anastassov, Dr. Phillip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

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

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. As the holder of the Series C Preferred Stock, on May 18, 2017 MJNA Investment Holdings, LLC designated Dr. Timothy R. Scott, John W. Huemoeller II, Robert Cunningham and Blake Schroeder as their four Series C Directors.

Amended and Restated Bylaws

On August 17, 2016 the Company amended its Bylaws to achieve the following: (i) to fix the number of authorized directors at seven (7), comprised of three (3) seats authorized for Series B Directors and four (4) seats authorized for Series C Directors, (ii) ) to set forth that upon there being four Series C Directors, one such director shall be independent as such term is defined in the certificate of designation for the Series C Convertible Preferred Stock and to set forth that the term, conditions and procedures for electing, determining and challenging such director independence are governed by the certificate of designation for the Series C Convertible Preferred Stock, (iii) to set forth that the holders of the Series B Convertible Preferred Stock and the holders of the Series C Convertible Preferred Stock have the right at any time without a meeting and without prior notice to elect their respective Series B and Series C Directors, (iv) that the holders of two-thirds (2/3) of the Series B or Series C Convertible Preferred Stock have the right at any time without a meeting and without prior notice to remove their respective Series B and Series C Directors, (v) to reduce the number of directors needed to constitute a quorum to a majority of the directors then in office, (vi) to subject the right of the board of directors to form a committee to the rights of the holders of the Series B and Series C Convertible Preferred Stock (and to eliminate any committee related provision that might conflict with the rights of the Series B and Series C holders), and (vii) to clarify and set forth that neither the shareholders (other than the holders of the Series B and Series C Convertible Preferred Stock) nor the board of directors has the right to repeal, amend or adopt bylaws without the prior consent of the holders of both the Series B Convertible Preferred Stock and the holders of the Series C Convertible Preferred Stock.

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2017 and 2016, the Company had 54,564,441 and 52,506,441 shares of common stock issued and outstanding, respectively.

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

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2017 and 2016 the Company recorded $0 and $600,000 compensation expense, respectively, in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On July 1, 2016 the Company was obligated to issue 240,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $58,200 of compensation expenses in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. There were no additional issuances during year ended December 31, 2017.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. There were no additional issuances during year ended December 31, 2017.

On September 15, 2016, the Company entered into an employment agreement with Dr., Philip Van A. Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme receives an annual base compensation of $24,000 and an incentive payment of 200,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Dr. Van A. Damme. On September 15, 2016, the Company was obligated to issue 200,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Van A. Damme. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $48,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. The ongoing base compensation was rescinded by mutual consent of the Company and Dr. Philip Van A. Damme at December 15, 2016.

2017 Issuances:

On March 17, 2017 the Company issued 60,000 shares of common stock valued $20,064, which was earlier recorded under common stock to be issued.

On May 9, 2017 the Company issued 3,000 shares of common stock valued $31,800 in exchange for consulting services.

On August 23, 2017 the Company issued 1,995,000 shares of common stock valued $199,500 in exchange for the conversion of $199,500 of a convertible note.

During the year ended December 31, 2017, the Company is obligated to issue 2,832 shares of common stock valued at $24,000 which were shown as stock to be issued for consultancy service.

2016 Issuances:

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

NOTE 13: COMMITMENT AND CONTINGENCIES

On June 13, 2014, the Company entered into an employment agreement with Dr. George Anastassov, its Chief Executive Officer. On September 13, 2015 following fifteen (15) months of continuous employment, and every three months thereafter, the Company was obligated to issue 125,000 restricted shares of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. During the period ended March 31, 2016, the Company issued 125,000 shares of common stock towards common stock to be issued against expenses incurred worth $52,500 in prior year. On March 13, 2016 and June 13, 2016, the Company was obligated to issue 125,000 restricted shares; respectively, of the Company’s common stock based upon the average ten (10) day closing price immediately preceding the grant date, as quoted on Yahoo.com. As of December 31, 2016, the Company has issued these shares. At the year ended December 31, 2016 the Company recorded $115,625 of compensation expense in the accompanying consolidated financial statements, to record for the required issuance of the incentive shares.

On March 17, 2017 the Company issued 60,000 restricted shares of its stock under the terms of Settlement Agreement with Midtown partners, which rescinded the July 8, 2016 letter of engagement for consulting services.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On April 1, 2016 the Company was obligated to issue 240,000 restricted shares of the Company’s common stock pursuant to the terms of the employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $58,200 of compensation expense in the accompanying the consolidated financial statements to account for the required issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekharm Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On September 15, 2016, the Company entered into an employment agreement with Philip A. Van Damme, its Chief Medical Officer. The agreement does not have a set term and may be terminated at any time by the Company or D. Van A. Damme with proper notice. Under the agreement Dr. Van A. Damme. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $48,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. This agreement was mutually terminated on December 15, 2016.

Operating lease

The Company leased space at 45 Rockefeller Plaza, New York, NY on a month to month basis starting in March 2017. The monthly rent is $3,720. The company also leases storage space in the Netherlands on a Month to Month basis as needed.

Litigation

As of December 31, 2017 and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 14: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $5,592,526, has an accumulated deficit of $ 22,237,839 has cash used in operating activities of $3,081,956 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The audited consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The U.S. tax reform bill that Congress voted to approve Dec. 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

For the year ended December 31, 2016, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $4,300,000, which will expire on various dates in the next twenty (20) years. The net operating loss carryovers may be subject to limitations under Internal Revenue Code section 382, due to significant changes in the Company’s ownership. For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the period ended December 31, 2017 and 2016 as follows:

	2017	2016
Statutory federal income tax rate	21.0%	35.0%
Statutory state and local income tax rate (8.25%), net of federal benefit	5.4%	5.4%
Change in valuation allowance	(26.4%)	(40.4%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

	2017	2016
Deferred tax assets :
Net operating loss carry forward	$2,485,629	$2,402,333
Less: valuation allowance	(2,485,629)	(2,402,333)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $2,485,629 and $2,402,333, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. Management believes it is more likely than not that the Differed tax asset will not be realized, so a 100% Valuation Reserve has been established at December 31, 2017.

NOTE 16: SUBSEQUENT EVENTS

On January 3, 2018 the Company made a second payment of $100,000 in cash to the third party towards accrued interest and principal on its convertible note and recorded an additional $25,000 in interest expenses.

On February 12, 2018 the Company made a third payment of $100,000 in cash to the third party towards accrued interest and principal on its convertible note and recorded an additional $25,000 in interest expenses.

On March 8, 2018, the Company issued 956,030 restricted shares of its common stock in exchange for the conversion of $210,422 of a convertible note payable, which included $10,422 in interest.

On March 12, 2018, the Company issued 169,800 restricted shares of its common stock in exchange for the conversion of $16,980 of a convertible note payable, which included $380 in interest.

On March 13, 2018, the Company issued 800,000 restricted shares of its common stock in exchange for the conversion of $176,080 of a convertible note payable, which included $10,558 in interest.