Form 10-Q
period 2018-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2018-05-15
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,736,450 of common stock, par value $0.0001 per share, outstanding as of May 13, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$725,593	$2,057,843
Inventory	7,778	8,765
Reservation fee deposit	0	0
Prepaid expenses	26,769	40,986
Loan receivable	5,000	5,000
Total current assets	765,140	2,112,594
Property and equipment, net of accumulated depreciation of $8,670 and $7,831, respectively.	8,110	8,949
Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	53,691	63,167
Security deposits	7,440	7,440
Total other assets	61,131	70,607
TOTAL ASSETS	$834,381	$2,192,150

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$690,688	$441,753
Due to shareholder	5,000	5,000
Due to first insurance funding	-	22,807
Due to related party	1,605,520	1,605,520
Promissory note - related party (including accrued interest of $120,636 and $114,126 respectively)	1,000,636	994,126
Convertible note payable (including accrued interest of $8,157 and $90,487 respectively) net of unamortized debt discount of $482,072 and $714,573, respectively (see note 9)	4,617,198	4,635,914
Total current liabilities	7,919,042	7,705,120
Long-term liabilities:
Convertible note payable (including accrued interest of $78,618 and $84,041 respectively) net of unamortized debt discount of $875,554 and $1,224,117, respectively (see note 9)	732,542	771,523
Total long-term liabilities	732,542	771,523
TOTAL LIABILITIES	8,651,584	8,476,643

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized
56,666,450 and 54,564,441 shares issued and outstanding, respectively;	5,667	5,457
Additional paid in capital	17,159,861	15,923,789
Common stock to be issued	18,500	24,000
Accumulated deficit	(25,001,331)	(22,237,839)
TOTAL STOCKHOLDERS' DEFICIT	(7,817,203)	(6,284,493)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$834,381	$2,192,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Revenues	$14,248	$18,620

Cost of goods sold	1,708	38,930

Gross (loss) profit	12,540	(20,310)

Operating Expenses:

Research and development expenses	678,655	140,365
Selling, general and administrative	1,369,243	314,812
Depreciation	839	839

Total operating expenses	2,048,737	456,016

Loss from operations	(2,036,197)	(476,326)

Other (Income) expenses:
Interest Income	-	(1,598)
Amortization of Debt Discount	580,663	24,872
Interest expense	146,632	24,560
Total other (income) expenses	727,295	47,834

Loss before provision of income tax	(2,763,492)	(524,160)
Provision for income tax	-	-

NET LOSS	$(2,763,492)	$(524,160)

Less: Dividend on preferred stocks	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,763,492)	$(524,160)

Loss per common share - basic and diluted	$(0.05)	$(0.01)

Weighted average common shares outstanding - basic and diluted	55,020,430	52,515,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2018
(Unaudited)

					Series A Convertible		Series B Convertible	Series C Convertible					Accumulated Deficit
	Common Stock		Preferred Stock		Preferred Stock						Common Stock to be Issued	Additional Paid In Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	54,564,441	$ 5,457	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	24,000	$15,923,789	$ (22,237,839)	$(6,284,493)

Common stock issued against common stock to be issued	2,179	-	-	-	-	-	-	-	-	-	(15,000)	15,000	-	-
Common shares issued in redemption of note	1,925,830	193	-	-	-	-	-	-	-	-		403,289	-	403,482
Common stock issued for consulting services	174,000	17	-	-	-	-	-	-	-	-		817,783	-	817,800
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	9,500	-	-	9,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,763,492)	(2,763,492)

Balance at March 31, 2018	56,666,450	$ 5,667	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	18,500	$17,159,861	$ (25,001,331)	$ (7,817,203)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Three Months ended	Three Months. ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,763,492)	$(524,160)

Adjustments to reconcile net loss to cash provided by (used in) in operating activities:

Depreciation	839	839
Stock based compensation	827,300	-
Amortization of prepaid insurance	20,959	20,958
Amortization of debt discount and financing costs	580,663	24,871
Amortization of intangible assets	9,476	-

Changes in operating assets & liabilities:
Increase in prepaid expenses	(6,742)	-
Decrease in Inventory	987	29,127
Increase in accrued interest payable	-	-
Increase in due to First Insurance Funding	(22,807)	(22,978)
Increase in accounts payable and accrued expenses	189,455	(102,139)
Increase in Security Deposits	-	(7,440)

Net cash used in operating activities	$(1,163,362)	$(580,922)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of convertible notes	(168,888)	-
Proceeds from loans receivable	-	500,000

Net cash provided by financing activities	$(168,888)	$500,000

Net increase in cash and cash equivalents	$(1,332,250)	$(80,922)
Comprehensive income (loss)
Cash and cash equivalents at beginning of period	2,057,843	713,346
Cash and cash equivalents at end of period	$725,593	$632,424
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$164,890	$-
Income taxes - net of tax refund
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$15,000	$20,064
Common stock issued against conversion of debt and interest	$403,482	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2018, and for the three months period ended March 31, 2018 and 2017 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of March 31, 2018 (unaudited) and December 31, 2017, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of March 31, 2018 the finished goods inventory totaled $7,778 and raw materials in production totaled $-0-.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the three months ended March 31, 2018 and 2017 the Company recorded $839 of depreciation expense for each of these periods.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of March 31, 2018 amounted to $53,691 net of accumulated impairment losses of $661,740.

Revenue Recognition

On January 1, 2018 the Company adopted guidance contained in Topic 606 (FASB ASC 606). The core principle of Topic 606 (FASB ASC 606) is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue recognition guidance contained in Topic 606, to follow the five-step revenue recognition model along with other guidance impacted by this standard: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transportation price; (4) allocate the transportation price; (5) recognize revenue when or as the entity satisfies a performance obligation. Previous practices were broadly consistent with this approach, and the company determined the amount of revenue based on the amounts customer paid or promised to pay.

Revenues from continuing operations recognized for the three months ended March 31, 2018 and 2017 amounted to $14,248 and $18,620, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. Can Chew License Company, and Axim Biotechnologies (the Netherland company) as of March 31, 2018. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements established a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact the Company’s financial position or operating results but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market date

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2018, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at March 31,2018 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2018 and therefore classified as Level 1 within our fair value hierarchy.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2018 and December 31, 2017.

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

There were 14,386,596 common share equivalents at March 31, 2018 and 15,587,904 common shares at December 31, 2017. For the three months ended March 31, 2018 and 2017 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products to the customers including buying and transportation costs.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $678,655 and $140,365 for the three months ended March 31, 2018 and 2017 respectively.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard is effective for the Company as of January 1, 2018.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (continued)

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU N. 2016-15, “Classification of Certain Cash Receipts an Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and was adopted by the Company.

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

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgment necessary to comply with Topic 606. The Company adopted this guidance.

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company adopted this guidance.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (continued)

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company adopted this guidance on January 1, 2018.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Prepaid Consulting Fee	$6,742	$40,986
Prepaid insurance	$20,027	$-
	$26,769	40,986

For the three months ended March 31, 2018 and 2017, the Company recognized amortization of prepaid expense of $20,959, $20,958, respectively.

NOTE 5: RESERVATION FEE DEPOSIT

The Company does not have active reservation fee deposit as of March 31, 2018.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

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

The following table summarizes promissory note payable as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	120,636	114,126
	$1,000,636	$994,126

For the three months ended March 31, 2018 and 2017 the Company recognized interest expense of $6,510 and $5,671, respectively on this note.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from Can Chew Biotechnologies totaling $1,605,520 as of March 31, 2018, which includes $0 received during the three months ended March 31, 2018. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

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

NOTE 8: DUE TO FIRST INSURANCE FUNDING

On June 25, 2017, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $85,000. A cash down payment of $17,000 was paid on June 30, 2017. Under the terms of the insurance financing, payments of $7,736, which include interest at the rate of 5.7% per annum, are due each month for nine months commencing on July 25, 2017. The balance was paid off as of March 31, 2018. It is expected that this policy will be renewed in June 2018.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 9: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	2,778	2,384
	$47,778	$47,384

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014 and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year-end December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of March 31, 2018 is $47,778, including interest accrued thereon of $2,778.

The following table summarizes convertible note payable as of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
Convertible note payable, due on April 21, 2025, interest at 4% p.a.	$-	$16,600
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	484,478	850,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 12, 2018, interest at 8% p.a.	4,074,890	4,210,000
Finance premium costs payable, due on December 12, 2018	1,016,223	1,050,000
Accrued interest	83,997	172,143
Total	6,659,588	7,298,743
Less unamortized debt discount/finance premium costs	(1,357,626)	(1,938,690)
Convertible note payable, net	5,301,962	5,360,053
Less current portion	(4,617,198)	(4,635,914)
Long term portion	$684,764	$724,139

The Company has outstanding convertible note payable having a balance due of $-0- and $16,600, as of March 31, 2018 and December 31, 2017; respectively, including interest. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On June 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 shares of the Company’s common stock. On December 29, 2016 the holder of the Note converted $29,900 due under the Note including interest of $20,100 into 500,000 shares of the Company’s common stock. On August 18, 2017 the holder of the Note converted $199,500 due under the Note, including interest of $0, into 1,995,000 shares of the Company’s common stock. On August 18, 2017, the Company repaid accrued interest $5,522. On March 8, 2018, the holder of the note converted $16,980 due under the Note, including interest of $380 into 169,800 shares of the Company’s common stock. The balance on the Note as of March 31, 2018 is $-0-, including interest accrued thereon of $-0-.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 9: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of March 31, 2018, the balance of secured convertible notes was $509,142 which included $24,604 accrued interest.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount was recorded related to beneficial conversion feature.

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2018, this note has not been converted.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 9: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

During the three months ended March 31, 2018 and 2017 the Company amortized the debt discount on all the notes of $569,167 and $24,872, respectively, to other expenses.

NOTE 10: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of March 31, 2018.

NOTE 11: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of March 31, 2018 and December 31, 2017 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company's common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a "Liquidation"), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of March 31, 2018 and December 31, 2017 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 11: STOCKHOLDERS’ DEFICIT (CONTINUED)

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the three months ended March 31, 2018, the Company recorded preferred dividend of $ -0-.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 11: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2018, and December 31, 2017, the Company had 56,666,450 and 54,564,441 shares of common stock issued and outstanding, respectively.

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

On March 20, 2018 the Company has issued 2,179 shares of common stock valued at $15,000 which were shown as stock to be issued for consultancy service.

On March 20, 2018, the Company issued 174,000 shares of common stock for certain services and recorded consulting expenses of $817,800. Closing price of the shares on March 20, 2018 was $4.7 as quoted on Yahoo.com/finance.

NOTE 12: COMMITMENT AND CONTINGENCIES

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. On March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying condensed consolidated financial statements to account for the issuance of the incentive shares.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekharm Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. On March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying condensed consolidated financial statements to account for the issuance of the incentive shares.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

NOTE 12: COMMITMENT AND CONTINGENCIES (CONTINUED)

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. At the three months ended March 31, 2018 the Company recorded $235,000 of compensation expense in the accompanying condensed consolidated financial statements to account for the issuance of the incentive shares.

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $3,720. A security deposit of $7,440 has been paid.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,458.

Litigation

As of March 31, 2018, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 13: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $7,153,902 and has an accumulated deficit of $25,001,331 has cash used in operating activities of continuing operations $1,163,362 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 14: SUBSEQUENT EVENTS

On May 2, 2018 The Company issued 70,000 S-3 shares to Cross & Company for $3.876 per share, which represented a discount of 12.5% from the Stock’s closing price on that date for a total purchase price of $271,320.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-Q, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with trading publicly; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

•Development of novel (patent pending) pharmaceutical cannabinoids and/ or opioid-agonist/ antagonist-based preparations “CannQuit™” formulations for tobacco, opioid and cannabis dependence treatment.

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

Results of Operations

The following discussion of our financial condition and results of operations for the period ended March 31,2018 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the three months ended March 31, 2018 to March 31, 2017.

For the three month periods ended March 31, 2018 and 2017, our revenues totaled $14,248 and $18,620; respectively, from continuing operations.

	Three Months Period Ended March 31, 2018	Three Months Period Ended March 31, 2017

Legal and other fees	$95,830	$24,547
Depreciation	839	839
Audit fees	52,500	500
Filing fees	1,806	659
Office/Other expenses	33,150	22,990
Travel and entertainment expenses	26,858	24,339
Advertising and promotions	88,639	24,756
Compensation costs	817,800	-
Insurance expense	20,959	20,958
Impairment	9,475	-
Consulting fees	126,746	124,613
Taxes	4,753	4,753
Officer’s salary	60,000	60,000
Directors fees	25,000	-
Research and development	678,655	140,365
Licenses and permits	5,727	6,697

Total	$2,048,737	$456,016

Our operating expenses for the three month periods ended March 31, 2018 and 2017, were $2,048,737 and $456,016 respectively. The changes for the three month period ended March 31, 2018, was primarily due to a significant increase in compensation costs and increase in research and development expenses, professional and consulting expenses, and office and other expenses.

Other (Income) expenses:

Our interest expense for the three months ended March 31, 2018 and 2017, was $146,632, and $24,560 respectively. The Company incurred a $580,633 amortization expense on debt discount during the three months ended March 31, 2018.

Our interest income for the three months ended March 31, 2018 and 2017, was $0 and $1,598 respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $7,153,902 and has an accumulated deficit of $25,001,331, has cash used in operating activities of $1,163,362 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Three months ended March 31, 2018 and 2017

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $1,163,362 for the three months ended March 31, 2018, as compared to net cash used of $580,922 for the three months ended March 31, 2017. The cash used in operating activities is primarily attributable to our net loss from operations of $2,763,492 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the Three months ended March 31, 2018 these non-cash expenses were Stock Based compensation of 827,800 and amortization of 580,663. For the three Months ended March 31, 2017 Stock Based compensation was zero and amortization was 24,871

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended March 31, 2018 was $-0- compared to $-0- for the same period in 2017.

Net Cash Provided by Financing Activities

Net cash provided (used) by financing activities during the three months period ended March 31, 2018, was ($168,888) compared to $500,000 for the same period in 2017.

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

Foreign Currency Transactions

Our Foreign currency expenses were $4,717 for the three months ended in March 31, 2018, and $-0- for the same period in 2017.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of March 31, 2018. See, Inherent Limitations of Internal Controls for discussion of material weaknesses

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the period ended March 31 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 20, 2018, the Company issued 176,179 shares of its common stock as a compensation for certain services provided.

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

On or about June 29, 2016, Robert Malasek was appointed as the Company’s Chief Financial Officer and Secretary. In April, 2017 the Company entered in employment agreement with Robert Malasek its, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated by any time by the Company or Mr. Robert Malasek with proper notice. Under the agreement Mr. Malasek receives a monthly base compensation of $1,000 and on March 20, 2018 issued unrestricted 50,000 shares of the Company’s common stock.

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of March 31, 2018 the principal balance of this note was $484,478 and $24,664 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2018 this note has not been converted.

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

On April 16, 2018, we entered into a Stock Purchase Agreement (the “Agreement”) with Cross & Company, a Nevada corporation (the “Investor”), pursuant to which the Investor agreed to purchase, upon our written request, shares of our common stock registered under the Registration Statement on Form S-3 filed by the Company on August 24, 2018,and declared effective by the Securities and Exchange Commission on September 14, 2017 (the “Registration Statement”), for an aggregate purchase price of up to $50 million. The Investor has the right to terminate the Agreement at any time after having funded at least $5 million in requests by the Company. The shares sold under the Agreement shall not exceed 12,000,000, which is the number of shares available under the Registration Statement.

At any time during the term of the Agreement, the Company may submit to the Investor one or more written Notices (as defined in the Agreement, a copy of which is attached to this Current Report on Form 8-K as Exhibit 1.1) specifying the number of shares to be sold by the Company and purchased by the Investor. Within one (1) business day after receipt of the Notice, the Investor shall purchase such number of shares; provided, that during any calendar month the Company may not, without the Investor’s written consent, submit Notices for shares having, in the aggregate, a purchase price in excess of $500,000. The purchase price for the shares subject to Notice shall be equal to 87.5% of the closing price of the Company’s common stock on the date of the Notice.

The purchase price paid by the Investor pursuant to a Notice may be subject to adjustment. Upon the earlier of (i) ten (10) trading days following DWAC receipt by the Investor of the shares purchased pursuant to a Notice, and (ii) the date upon which the sale of all shares pursuant to a Notice have been sold by the Investor (the “Adjustment Period”), the Company shall determine the Adjusted Purchase Price, which is defined in the Agreement as 92.5% of the lowest trading price of the Company’s common stock during the Adjustment Period. If the purchase price paid for the shares by the Investor exceeds the amount of the Adjusted Purchase Price, then the Investor shall be entitled to a True-Up Payment, which is defined as the amount by which the purchase price paid for the shares exceeds the Adjusted Purchase Price.

At its election and in the event a True-Up Payment is due, the Company may make payment to the Investor in cash or delivery of additional shares. If the Company elects to make payment in additional shares, such shares shall be subject to the same true-up mechanism described for the initially issued shares under the Notice.

During the term of the Agreement, neither the Investor nor any of its affiliated persons or entities shall engage in (i) any short sale of any security of the Company, or (ii) any sale of any security of the Company that the Investor does not own, or (iii) any sale which is consummated by the delivery of a security of the Company borrowed by, or for the account of, the Investor.

The term of the Agreement is two (2) years, unless extended by the parties. The Agreement may be terminated by the Company, but not the Investor, at any time in its sole discretion. The Investor may terminate the Agreement only upon the occurrence of specified events, including (1) the Investor has purchased shares from the Company having a minimum purchase price of $5 million (not including any shares delivered as a True-Up Payment), or (2) (i) there has been a material breach of this Agreement by the Company, (ii) the Company has not timely filed (or obtained extensions in respect thereof) all reports required to be filed by the Company pursuant to the Securities Exchange Act of 1934, as amended; (iii) the Registration Statement, and any supplement or amendment thereof, shall no longer be current and effective or subject to a stop order by the Securities and Exchange Commission; (iv) trading in the Company's common stock has been halted or suspended for more than three (3) trading days; (v) the average daily dollar volume of the Company’s common stock for any period of twenty (20) consecutive trading days following the Effective Date is less than $50,000; (vi) the Company’s common stock is not DWAC eligible or is subject to a “DTC chill”; (vii) the price of the Company’s common stock closes at or less than $1.00 per share on three (3) or more trading days (even if non-consecutive trading days) following the Effective Date, or (viii) the Investor cannot locate a FINRA broker-dealer willing or able to accept the shares or true-up shares into “street name” and thereafter transact sales of such shares on behalf of the Investor.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 1.1 to the company’s Current Report on Form 8-K filed with the SEC on April 18, 2018, and is incorporated herein by this reference. The Agreement is also incorporated by reference into the Registration Statement.

A copy of the opinion of Procopio Cory Hargreaves & Savitch LLP relating to the legality of the shares of common stock issuable under the Agreement, is filed as Exhibit 5.1 to the company’s Current Report on Form 8-K filed with the SEC on April 18, 2018, and is also incorporated by reference into the Registration Statement.

The representations, warranties and covenants contained in the Agreement were made solely for the benefit of the parties to the Agreement. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the Agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Agreement, which subsequent information may or may not be fully reflected in public disclosures.

During the three months ended March 31, 2018, the Company amortized the debt discount on all the notes of $569,167 as other expense.

During the three months ended March 31, 2017, the Company amortized the debt discount on all the notes of $24,872 as other expense.

Subsequent Events

On May 2, 2018 the Company issued 70,000 S-3 shares of its common stock valued $271,320 as part of Purchase Agreement with Cross & Company.

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2018 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Item 15. Exhibits.

		Incorporated by Reference (Form Type)		Filed with This Report
Exhibits	Exhibit #		Filing Date

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Code of Business Conduct and Ethics	14.1	10-Q	11/20/2017

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2			X

Nominating and Governance Committee Charter	99.1	10-Q	11/20/2017

Compensation Committee Charter	99.2	10-Q	11/20/2017

Audit Committee Charter	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: _____, 2018	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: ____, 2018	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer