Form 10-Q/A
period 2018-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2018-05-18
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Prepaid Consulting Fee	$6,742	$-
Prepaid insurance	$20,027	$40,986
	$26,769	40,986

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

AXIM BIOTECHNOLOGIES, INC.

Dated: May 17, 2018	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: May 17, 2018	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer