Form 10-Q
period 2018-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2018-08-14
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,080,749 of common stock, par value $0.0001 per share, outstanding as of August 10, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$515,171	$2,057,843
Inventory	6,099	8,765
Prepaid expenses	91,626	40,986
Loan receivable	5,000	5,000
Total current assets	617,896	2,112,594

Property and equipment, net of accumulated depreciation of $9,509 and $7,831, respectively.	7,271	8,949

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	53,692	63,167
Security deposits	7,440	7,440
Total other assets	61,132	70,607

TOTAL ASSETS	$686,299	$2,192,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$372,714	$441,753
Due to shareholder	12,500	5,000
Due to first insurance funding	69,841	22,807
Due to related party	1,605,520	1,605,520
Promissory note - related party (including accrued interest of $127,218 and $114,126 respectively)	1,007,218	994,126
Convertible note payable (including accrued interest of $21,082 and $90,487 respectively) net of unamortized debt discount of $275,607 and $714,573, respectively (see note 10)	3,821,905	4,635,914
Total current liabilities	6,889,698	7,705,120

Long-term liabilities:
Convertible note payable (including accrued interest of $92,150 and $84,041 respectively) net of unamortized debt discount of $857,610 and $1,224,117 , respectively (see note 10)	764,018	771,523
Total long-term liabilities	764,018	771,523

TOTAL LIABILITIES	7,653,716	8,476,643

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Common stock, $0.0001 par value, 300,000,000 shares authorized
57,541,228 and 54,564,441 shares issued and outstanding, respectively;	5,755	5,457
Additional paid in capital	19,544,305	15,923,789
Common stock to be issued	162,320	24,000
Accumulated deficit	(26,679,897)	(22,237,839)
TOTAL STOCKHOLDERS' DEFICIT	(6,967,417)	(6,284,493)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$686,299	$2,192,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$8,174	3,738	$22,422	$22,358

Cost of goods sold	2,281	1,486	3,989	40,416

Gross profit (loss)	5,893	2,252	18,433	(18,058)

Operating Expenses:

Research and development expenses	672,743	62,949	1,351,398	203,314
Selling, general and administrative	673,313	375,713	2,042,556	690,514
Depreciation	839	839	1,678	1,678

Total operating expenses	1,346,895	439,501	3,395,632	895,506

Loss from operations	(1,341,002)	(437,249)	(3,377,199)	(913,564)

Other (Income) expenses:
Interest Income	-	-	-	(1,597)
Amortization of Debt Discount	224,811	84,995	805,474	109,867
Interest expense	112,753	42,493	259,385	67,053
Total other (income) expenses	337,564	127,488	1,064,859	175,323

Loss before provision of income tax	(1,678,566)	(564,737)	(4,442,058)	(1,088,887)
Provision for income tax	-	-	-	-

NET LOSS	$(1,678,566)	(564,737)	$(4,442,058)	$(1,088,887)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,678,566)	$(564,737)	$(4,442,058)	$(1,088,887)

Loss per common share - basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.02)

Weighted average common shares outstanding - basic and diluted	56,930,136	52,568,174	55,985,893	52,542,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2018
(Unaudited)
											Common
					Series A Convertible		Series B Convertible		Series C Convertible		Stock	Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		to be	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
Balance at December 31, 2017	54,564,441	$5,457	-	$-	-	$-	500,000	$50	500,000	$50	$24,000	$15,923,789	$(22,237,839)	$(6,284,493)

Common stock issued against common stock to be issued	2,179	-	-	-	-	-	-	-	-	-	(15,000)	15,000	-	-

Common shares issued in redemption of note	1,925,830	193	-	-	-	-	-	-	-	-		403,289	-	403,482

Common stock issued for consulting services	174,000	17	-	-	-	-	-	-	-	-		817,783	-	817,800

Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	28,320	-	-	28,320

Common stock to be issued to Board of Directors	-	-	-	-	-	-	-	-	-	-	125,000	-	-	125,000

Common stock issued under registration statement on Form S-3	670,000	67	-	-	-	-	-	-	-	-	-	1,784,465	-	1,784,532

Common stock issued per stock purchase agreement	204,778	21	-	-	-	-	-	-	-	-	-	599,979	-	600,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,442,058)	(4,442,058)

Balance at June 30, 2018	57,541,228	$5,755	-	$-	-	$-	500,000	$50	500,000	$50	$162,320	$19,544,305	$(26,679,897)	$(6,967,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Six Months ended	Six Months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,442,058)	$(1,088,887)

Adjustments to reconcile net loss to cash provided by (used in ) in operating activities:
Depreciation	1,678	1,678
Stock based compensation	971,120	31,800
Amortization of prepaid insurance	42,150	41,917
Amortization of debt discount	805,474	109,867
Amortization of Intangible Assets	9,475	-

Changes in operating assets & liabilities:
Increase in prepaid expenses	(7,790)	-
Increase in prepaid insurance	(85,000)	(85,000)
Decrease in Inventory	2,666	(25,236)
Increase in due to First Insurance Funding	47,034	-
Decrease in accounts payable and accrued expenses	(95,882)	(28,230)
Increase in Security Deposits	-	(7,440)
Net cash used in operating activities	(2,751,133)	(1,049,531)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from due to shareholders	7,500	-
Repayment of convertible notes	(1,183,571)	-
Proceeds from loans receivable	-	500,000
Proceeds from convertible notes	-	3,940,000
Common stock issued under registration statement on Form S-3	1,784,532	-
Common stock issued per stock purchase agreement	600,000	-
Net cash provided by financing activities	1,208,461	4,440,000

Net increase in cash and cash equivalents	(1,542,672)	3,390,469
Comprehensive income (loss)	-	-
Cash and cash equivalents at beginning of period	2,057,843	713,346
Cash and cash equivalents at end of period	$515,171	$4,103,815
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$282,680	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$15,000	$20,064
Common stock issued against conversion of debt and interest	$403,482	$-
Debt discount and initial derivative liability at issuance of note	$-	$1,320,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2018, and for the three and six months period ended June 30, 2018 and 2017 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of June 30, 2018 (unaudited) and December 31, 2017, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

NOTE 3: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $6,271,802 and has an accumulated deficit of $26,679,897 has cash used in operating activities of continuing operations $2,751,133 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of June 30, 2018, the finished goods inventory totaled $6,099 and raw materials in production totaled $-0-.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the six months ended June 30, 2018 and 2017 the Company recorded $1,678 of depreciation expense for each of these periods.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of June 30, 2018 amounted to $53,692 net of accumulated impairment losses of $661,740.

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

Revenues from continuing operations recognized for the six months ended June 30, 2018 and 2017 amounted to $22,422 and $22,358, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. Can Chew License Company, and Axim Biotechnologies (the Netherland company) as of June 30, 2018. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2018, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at June 30, 2018 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2018 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts on June 30, 2018 and December 31, 2017.

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

There were 14,793,272 common share equivalents on June 30, 2018 and 15,587,904 common shares at December 31, 2017. For the six months ended June 30, 2018 and 2017 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $672,743 and $62,949 for the three months ended June 30, 2018 and 2017 respectively. The Company incurred research and development expenses of $1,351,398 and $203,314 for the six months ended June 30, 2018 and 2017 respectively.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently Issued Accounting Standards

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective for the Company for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2018-09 in the first quarter of 2019. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU N. 2016-15, “Classification of Certain Cash Receipts a Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and was adopted by the Company.

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

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Prepaid Consulting Fee	$6,758	$-
Prepaid insurance	83,836	40,986
	$90,594	$40,986

For the three and six months ended June 30, 2018 and 2017, the Company recognized amortization of prepaid expense of 21,192, 20,959, $42,150 and $41,917, respectively.

NOTE 6: RESERVATION FEE DEPOSIT

The Company does not have active reservation fee deposit as of June 30, 2018.

NOTE 7: PROMISSORY NOTE - RELATED PARTY

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

The following table summarizes promissory note payable as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	127,218	114,126
	$1,007,218	$994,126

For the three and six months ended June 30, 2018 and 2017 the Company recognized interest expense of $6,582, 6,581, $13,092 and $12,253, respectively on this note.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from Can Chew Biotechnologies totaling $1,605,520 as of June 30, 2018, which includes $0 received during the six months ended June 30, 2018. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the president of the Company for a working capital advance of $5,000 made in May of 2014.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 11 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company.

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

NOTE 9: DUE TO FIRST INSURANCE FUNDING

On June 25, 2018, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $85,000. A cash down payment of $17,000 was paid on June 25, 2018. Under the terms of the insurance financing, payments of $7,760, which include interest at the rate of 6.45% per annum, are due each month for nine months commencing on July 25, 2018. For the six months ended June 30, 2018, the Company recognized insurance expense of $42,151.

NOTE 10: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	3,176	2,384
	$48,176	$47,384

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014 and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year-end December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of June 30, 2018 is $48,176, including interest accrued thereon of $3,176.

The following table summarizes convertible note payable as of June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
Convertible note payable, due on April 21, 2025, interest at 4% p.a.	$-	$16,600
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	484,478	850,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 12, 2018, interest at 8% p.a.	3,261,144	4,210,000
Finance premium costs payable, due on December 12, 2018	815,286	1,050,000
Accrued interest	110,056	172,143
Total	5,670,964	7,298,743
Less: unamortized debt discount/finance premium costs	(1,133,217)	(1,938,690)
Convertible note payable, net	4,537,747	5,360,053
Less: current portion	(3,821,905)	(4,635,914)
Long term portion	$715,842	$724,139

The Company has outstanding convertible note payable having a balance due of $-0- and $16,600, as of June 30, 2018 and December 31, 2017; respectively, including interest. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On June 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 shares of the Company’s common stock. On December 29, 2016 the holder of the Note converted $29,900 due under the Note including interest of $20,100 into 500,000 shares of the Company’s common stock. On August 18, 2017 the holder of the Note converted $199,500 due under the Note, including interest of $0, into 1,995,000 shares of the Company’s common stock. On August 18, 2017, the Company repaid accrued interest $5,522. On March 8, 2018, the holder of the note converted $16,980 due under the Note, including interest of $380 into 169,800 shares of the Company’s common stock. The balance on the Note as of June 30, 2018 is $-0-, including interest accrued thereon of $-0-.

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

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of June 30, 2018, the balance of secured convertible notes was $513,368 which included $28,890 accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2018, this note has not been converted. As of June 30, 2018, the balance of secured convertible notes was $1,060,083 which included $60,083 accrued interest.

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

Pursuant to the terms of the SPA the Company is required to reserve and keep available out of its authorized and unissued shares of common stock, a minimum of 2,250,000 shares of common stock. The company has recorded the 25% premium on cash payment as a liability and is amortizing it over the term of the note utilizing the effective interest method. As of June 30, 2018, the balance of this financial premium costs was $815,286. As of June 30, 2018, the balance of secured convertible notes was $3,282,226 which included $21,082 accrued interest.

During the three and six months ended June 30, 2018 and 2017 the Company amortized the debt discount on all the notes of $224,811, $84,995, $805,474 and $109,867, respectively, to other expenses.

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of June 30, 2018.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2018 and December 31, 2017 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company's common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a "Liquidation"), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of June 30, 2018 and December 31, 2017 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the three months ended June 30, 2018, the Company recorded preferred dividend of $ -0-.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2018, and December 31, 2017, the Company had 57,541,228 and 54,564,441 shares of common stock issued and outstanding, respectively.

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

On May 2, 2018 the Company has issued 70,000 shares of common stock valued at $271,320 pursuant to the Company’s Registration Statement on Form S-3. We received $52,570 in cash and $218,750 was authorized as payment of redemption notice issued by Atlas LLC ($175,000 redemption notice x 125% = $218,750).

On May 15, 2018, the Company issued 204,778 restricted shares of its common stock to Kettner Investment LLC valued at $600,000 pursuant to the stock purchase agreement. $218,750 was authorized as payment of redemption notice issued by Atlas LLC($175,000 redemption notice x 125% = $218,750), $250,000 paid to Cross and Co who paid the redemption notice issued by Atlas LLC. The balance of $131,250 was paid directly to the company.

On May 16, 2018 the Company has issued 75,000 shares of common stock valued at $226,756 pursuant to the Company’s Registration Statement on Form S-3. The Company received this amount in cash.

On May 24, 2018 the Company has issued 100,000 shares of common stock valued at $262,950 pursuant to the Company’s Registration Statement on Form S-3. The Company received this amount in cash.

On June 4, 2018 the Company has issued 125,000 shares of common stock valued at $335,755 pursuant to the Company’s Registration Statement on Form S-3. The Company received $117,005 in cash and $218,750 was authorized as payment of redemption notice issued by Atlas LLC ($175,000 redemption notice x 125% = $218,750).

On June 15, 2018 the Company has issued 150,000 shares of common stock valued at $413,400 pursuant to the Company’s Registration Statement on Form S-3. The Company received this amount in cash.

On June 29, 2018 The Company issued 150,000 S-3 shares to Cross & Company for $2.476 per share, which represented a discount of 12.5% from the Stock’s closing price and True-Up adjustment of $97,050 on that date for a total purchase price of $274,350. The Company received $281,850 in cash and recorded $7,500 liability due to shareholder.

NOTE 13: COMMITMENT AND CONTINGENCIES

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. On March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying condensed consolidated financial statements to account for the issuance of the incentive shares. In addition, Dr. Anastassov is currently receiving an additional $15,000 per month as bonus compensation.

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

On May 7, 2018, AXIM Biotechnologies, Inc. (the “Company”) entered into a Supply Agreement with Noramco, Inc. for the long-term purchase of pharmaceutical grade dronabinol.  The agreement outlines an initial purchase of the Active Pharmaceutical Ingredient (“API”) dronabinol, which is a synthetic form of tetrahydrocannabinol (THC), to be used in the Company’s clinical trials for treatment of chemotherapy-induced nausea/vomiting and anorexia associated with weight loss in patients with cancer or AIDS. The Company intends to microencapsulate the API and formulate it into its proprietary controlled-release chewing gum delivery system, which will go through an open-label bioequivalence study comparing the bioavailability and therapeutic equivalence of the Company’s product to the FDA-approved reference listed drug Marinol®.

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $3,720. A security deposit of $7,440 has been paid.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,458.

Litigation

As of June 30, 2018, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 14: SUBSEQUENT EVENTS

On July 17, 2018 The Company issued 150,000 S-3 shares to Cross & Company for $2.267 per share, which represented a discount of 12.5% from the Stock’s closing price and True-Up adjustment of $17,550 on that date for a total purchase price of $322,500. The Company received $103,750 in cash and $218,750 was authorized as payment of redemption notice issued by Atlas LLC ($175,000 redemption notice x 125% = $218,750).

On August 1, 2018, the Company issued 239,521 restricted shares of its common stock to Kettner Investment LLC valued at $400,000 pursuant to the stock purchase agreement.

On August 2, 2018 The Company issued 150,000 S-3 shares to Cross & Company for $1.943 per share, which represented a discount of 12.5% from the Stock’s closing price and True-Up adjustment of $68,100 on that date for a total purchase price of $223,350. The Company received $223,350 in cash.

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

Current Operations

The operations of the Company include: the research and development of pharmaceutical products, and extraction and purification of cannabinoids technologies. Over the next 12 months, we anticipate the following activities:

•Conducting a clinical trial at the Free University of Amsterdam, The Netherlands for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 12 to18 months.

•Conducting a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids. This trial is awaiting approval by Health Canada and will result in an NDA.

•Development and commercialization of products pending Phase II clinical trial for Restless Leg Syndrome.

•Preparations and Development of Axim’ pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, bioequivalent product to Marinol (dronabinol) for treatment of chemotherapy induced nausea and vomitus as well as loss of appetite and cachexia in HIV/ AIDS patients.

•Completion of contractual agreements for production and export of novel, trademark-protected formulations with partners in Europe, Israel, Asia and South and North America.

•Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending) in a cGMP process.

•During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) continued research and development of pharmaceutical formulations.

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

New, patent pending cannabinoid extraction techniques as well as pure, water soluble, freeze-dried cannabinoids are being developed in cooperation with Syncom, BV, The Netherlands, which practically solves the issue with very poor absorption of currently available, oil-based cannabinoids.

There are numerous other R&D projects being considered involving our proprietary intellectual property. These will be strategically planned to depend on availability of funds to carry on.

Intellectual Property

Currently, our intellectually property includes patents, trademarks and other proprietary, confidential and/or trade secret information.   Our patent applications include twelve (12) patent applications for oral care compositions, sugar alcohol kneading method, cosmetics, antimicrobial compositions, extraction method, nicotine dependence treatment gum, opioid dependence treatment gum, restless leg treatment gum, suppositories, method to treat psoriasis, method to treat atopic dermatitis, and method to treat vitiligo. Nine (9) of our patent applications have entered non-provisional stage in the U.S. and/or international stage while three (3) will enter non-provisional stage in the U.S. and/or international stage from provisional stage. Among our twelve (12) patent applications, we have two (2) allowed applications for THC extraction method and suppositories, which are in the process of final issuance into patents. Our patents include two (2) patents for ophthalmic solutions and method to use the ophthalmic solution to treat glaucoma and conjunctivitis; and one (1) licensed patent (chewing gum containing cannabinoids, covering all cannabinoids, including THC). We are in the process of developing and filing more patent applications.

We have twenty seven (27) trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, A Axim Biotech, Cannanimals, CanQuit, CannaCoal, CanChui, CanShu, Oraximax, ReneCann, CannBelph, OpthoCann, Cannonich, Cannocyn, HempChew, SuppoCann, CanChew, CanChew Hemp CBD Gum, CanChew Rx, MedChew, CanChew Plus, CanQuit OC, MedChew GP, MedChew RL, CanChew +, CanChew +10, CanChew +50, CanChew +100. Corresponding trademark applications have been filed in other jurisdictions have received registration or are pending. Certain additional trademark applications have been filed in other jurisdictions for some of the marks and have either received registration or are pending.

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

Results of Operations

The following discussion of our financial condition and results of operations for the period ended June 30,2018 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the three and six months ended June 30, 2018 to June 30, 2017.

For the six month periods ended June 30, 2018 and 2017, our revenues totaled $22,422 and $22,358; respectively, from continuing operations.

	Six Months Period Ended June 30, 2018	Six Months Period Ended June 30, 2017

Legal and other fees	$211,506	$58,665
Depreciation	1,678	1,678
Audit fees	67,500	16,300
Filing fees	8,041	3,647
Office/Other expenses	66,496	61,921
Travel and entertainment expenses	56,673	49,200
Advertising and promotions	149,619	32,508
Compensation costs	817,800	20,000
Insurance expense	42,240	41,917
Impairment	9,475	-
Consulting fees	266,907	266,574
Taxes	12,307	11,624
Office salary and wages	151,615	120,000
Directors fees	175,000	-
Research and development	1,351,398	203,314
Licenses and permits	7,377	8,158

Total	$3,395,632	$895,506

Our operating expenses for the six month periods ended June 30, 2018 and 2017, were $3,395,632 and $895,506 respectively. The changes for the six month period ended June 30, 2018, was primarily due to a significant increase in compensation costs and increase in research and development expenses, compensation costs, directors’ fees, professional, and advertising expenses.

For the three month periods ended June 30, 2018 and 2017, our revenues totaled $8,174 and $3,738; respectively, from continuing operations.

	Three Months Period Ended June 30, 2018	Three Months Period Ended June 30, 2017

Legal and other fees	$109,221	$34,117
Depreciation	839	839
Audit fees	15,000	15,800
Filing fees	6,236	2,988
Office/Other expenses	33,345	33,169
Travel and entertainment expenses	29,815	39,036
Advertising and promotions	60,979	7,752
Compensation costs	-	20,000
Insurance expense	21,281	20,959
Impairment	-	-
Consulting fees	146,617	129,538
Taxes	7,554	6,500
Office salary and wages	91,615	60,000
Directors fees	150,000	-
Research and development	672,743	62,949
Licenses and permits	1,650	5,854

Total	$1,346,895	$439,501

Our operating expenses for the three month periods ended June 30, 2018 and 2017, were $1,346,895 and $439,501 respectively. The changes for the three month period ended June 30, 2018, was primarily due to a significant increase in compensation costs and increase in research and development expenses, directors’ fees, professional, and advertising expenses.

Other (Income) expenses:

Our interest expense for the three months and six month ended June 30, 2018 and 2017, was $112,753, $259,385, $42,493 and $67,053 respectively. The Company incurred a $805,474 amortization expense on debt discount during the six months ended June 30, 2018.

Our interest income for the three and six months ended June 30, 2018 and 2017, was $0, $0, $0, and $1,597 respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $6,271,802 and has an accumulated deficit of $26,679,897, has cash used in operating activities of $2,751,133 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Six months ended June 31, 2018 and 2017

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $2,751,133 for the six months ended June 30, 2018, as compared to net cash used of $1,049,531 for the six months ended June, 2017. The cash used in operating activities is primarily attributable to our net loss from operations of $4,442,058 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the six months ended June 30, 2018 these non-cash expenses were Stock Based compensation of $971,120 and amortization of $805,474. For the six months ended June 30, 2017 Stock Based compensation was $31,800 and amortization was $109,867.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended June 30, 2018 was $-0- compared to $-0- for the same period in 2017.

Net Cash Provided by Financing Activities

Net cash provided (used) by financing activities during the six months period ended June 30, 2018, was $1,208,461 compared to $4,440,000 for the same period in 2017.

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

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 4 to our unaudited condensed consolidated financial statements.

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

Foreign Currency Transactions

Our Foreign currency expenses were $4,844 for the six months ended in June 30, 2018, and $504 for the same period in 2017.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of June 30, 2018. See, Inherent Limitations of Internal Controls for discussion of material weaknesses

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the period ended June 30 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Employment Agreements

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. In addition, Dr. Anastassov is currently receiving an additional $15,000 per month as bonus compensation.

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

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of June 30, 2018 the principal balance of this note was $484,478 and $24,664 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2018 this note has not been converted.

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

During the six months ended June 30, 2018, the Company amortized the debt discount on all the notes of $805,474 as other expense.

During the six months ended June 30, 2017, the Company amortized the debt discount on all the notes of $109,867 as other expense.

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017.

Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the six months ended June 30, 2018 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 14, 2018	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: August 14, 2018	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer