Form 10-Q/A
period 2018-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2018-08-17
CIK 1514946

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

(212) 332-1677

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to the Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended June 30, 2018, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment #1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 16, 2018	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: August 16, 2018	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer