Form 10-Q
period 2018-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2018-11-14
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,182,890 of common stock, par value $0.0001 per share, outstanding as of November 9, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$632,225	$2,057,843
Inventory	3,392	8,765
Prepaid expenses	83,509	40,986
Loan receivable	5,000	5,000
Total current assets	724,126	2,112,594

Property and equipment, net of accumulated depreciation of $10,348 and $7,831, respectively.	6,432	8,949

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	53,692	63,167
Security deposits	7,440	7,440
Total other assets	61,132	70,607

TOTAL ASSETS	$791,690	$2,192,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$298,074	$441,753
Due to shareholder	412,500	5,000
Due to first insurance funding	45,209	22,807
Due to related party	1,605,520	1,605,520
Promissory note - related party (including accrued interest of $133,872 and $114,126 respectively)	1,013,872	994,126
Convertible note payable (including accrued interest of $2,597 and $90,487 respectively) net of unamortized debt discount of $106,441 and $714,573, respectively (see note 10)	2,817,973	4,635,914
Total current liabilities	6,193,148	7,705,120

Long-term liabilities:
Convertible note payable (including accrued interest of $105,830 and $84,041 respectively) net of unamortized debt discount of $834,081 and $1,224,117 , respectively (see note 10)	801,227	771,523
Total long-term liabilities	801,227	771,523

TOTAL LIABILITIES	6,994,375	8,476,643

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Common stock, $0.0001 par value, 300,000,000 shares authorized
58,665,443 and 54,564,441 shares issued and outstanding, respectively;	5,867	5,457
Additional paid in capital	21,646,441	15,923,789
Common stock to be issued	158,500	24,000
Accumulated deficit	(28,013,593)	(22,237,839)
TOTAL STOCKHOLDERS' DEFICIT	(6,202,685)	(6,284,493)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$791,690	$2,192,150

	The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues	$6,224	9,758	$28,646	$32,116

Cost of goods sold	3,175	1,644	7,164	42,060

Gross profit (loss)	3,049	8,114	21,482	(9,944)

Operating Expenses:
Research and development expenses	350,588	632,674	1,701,986	835,988
Selling, general and administrative	587,448	559,648	2,630,004	1,250,162
Depreciation	839	839	2,517	2,517
Total operating expenses	938,875	1,193,161	4,334,507	2,088,667

Loss from operations	(935,826)	(1,185,047)	(4,313,025)	(2,098,611)

Other (Income) expenses:
Interest Income	-	-	-	(1,597)
Amortization of Debt Discount	193,262	344,763	998,736	454,631
Loss on extinguishment of Debt	114,723	-	114,723	-
Interest expense	89,885	111,891	349,270	178,944
Total other (income) expenses	397,870	456,654	1,462,729	631,978

Loss before provision of income tax	(1,333,696)	(1,641,701)	(5,775,754)	(2,730,589)
Provision for income tax	-	-	-	-

NET LOSS	$(1,333,696)	(1,641,701)	$(5,775,754)	$(2,730,589)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,333,696)	(1,641,701)	$(5,775,754)	(2,730,589)

Loss per common share - basic and diluted	$(0.02)	(0.03)	$(0.10)	$(0.05)

Weighted average common shares outstanding - basic and diluted	57,944,134	53,512,133	56,648,239	52,866,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended September 30, 2018

(Unaudited)

					Series A Convertible		Series B Convertible		Series C Convertible		Common Stock	Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		to be	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
Balance at December 31, 2017	54,564,441	5,457	-	-	-	-	500,000	50	500,000	50	24,000	15,923,789	(22,237,839)	(6,284,493)

Common stock issued against common stock to be issued	2,179	-	-	-	-	-	-	-	-	-	(15,000)	15,000	-	-

Common shares issued in redemption of note	1,925,830	193	-	-	-	-	-	-	-	-	-	403,289	-	403,482

Common shares issued in redemption of Atlas note	231,215	23	-	-	-	-	-	-	-	-	-	514,485	-	514,508

Common stock issued for consulting services	192,000	19	-	-	-	-	-	-	-	-	-	854,321	-	854,340

Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	24,500	-	-	24,500

Common stock to be issued to Board of Directors	-	-	-	-	-	-	-	-	-	-	125,000	-	-	125,000

Common stock issued under registration statement on Form S-3	1,545,000	155	-	-	-	-	-	-	-	-	-	3,335,577	-	3,335,732

Common stock issued per stock purchase agreement	204,778	20	-	-	-	-	-	-	-	-	-	599,980	-	600,000

Common stock to be issued under S-3	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,775,754)	(5,775,754)

Balance at September 30, 2018	58,665,443	5,867	-	-	-	-	500,000	50	500,000	50	158,500	21,646,441	(28,013,593)	(6,202,685)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Nine Months ended	Nine Months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,775,754)	$(2,730,589)
Adjustments to reconcile net loss to cash provided by (used in ) in operating activities:
Depreciation	2,517	2,517
Stock based compensation	1,003,840	50,300
Amortization of prepaid insurance	65,674	63,342
Amortization of debt discount	998,736	454,629
Amortization of intangible assets	9,475	-
Loss on extinguishment of debt	114,723	-
Changes in operating assets & liabilities:
Increase in prepaid expenses	(6,758)	-
Increase in prepaid insurance	(101,439)	(85,000)
Decrease in inventory	5,373	21,919
Increase in due to First Insurance Funding	23,186	21,412
Increase in accounts payable and accrued expenses	(142,814)	142,618
Increase in Security Deposits	-	(7,440)
Net cash used in operating activities	(3,803,241)	(2,066,292)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from due to shareholders	407,500	-
Repayment of related party loan	-	(5,543)
Repayment of convertible notes	(1,965,609)	-
Proceeds from loans receivable	-	500,000
Proceeds from convertible notes	-	3,940,000
Common stock issued under registration statement on Form S-3	3,335,732	-
Common stock issued per stock purchase agreement	600,000	-
Net cash provided by financing activities	2,377,623	4,434,457

Net increase in cash and cash equivalents	(1,425,618)	2,368,165
Comprehensive income (loss)
Cash and cash equivalents at beginning of period	2,057,843	713,346
Cash and cash equivalents at end of period	$632,225	$3,081,511
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$349,169	$5,522
Income taxes - net of tax refund
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$15,000	$20,064
Common stock issued against conversion of debt and interest	803,267	199,500
Debt discount and initial derivative liability at issuance of note	-	1,320,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2018, and for the three- and nine-months period ended September 30, 2018 and 2017 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of September 30, 2018 (unaudited) and December 31, 2017, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

NOTE 3: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $5,469,022 and has an accumulated deficit of $28,013,593 has cash used in operating activities of continuing operations $3,803,241 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of September 30, 2018, the finished goods inventory totaled $3,392 and raw materials in production totaled $-0-.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the nine months ended September 30, 2018 and 2017 the Company recorded $2,517 of depreciation expense for each of these periods.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of September 30, 2018 amounted to $53,692 net of accumulated impairment losses of $661,740.

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

Revenues from continuing operations recognized for the nine months ended September 30, 2018 and 2017 amounted to $28,646 and $32,116, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. Can Chew License Company, and Axim Biotechnologies (the Netherland company) as of September 30, 2018. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2018, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at September 30, 2018 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2018 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts on September 30, 2018 and December 31, 2017.

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

There were 14,866,998 common share equivalents on September 30, 2018 and 15,587,904 common shares at December 31, 2017. For the nine months ended September 30, 2018 and 2017 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $350,588 and $632,674 for the three months ended September 30, 2018 and 2017 respectively. The Company incurred research and development expenses of $1,701,986 and $835,988 for the nine months ended September 30, 2018 and 2017 respectively.

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

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The Company lease office on month-to-month basis. Topic 842 can be early adopted and will not have material impact on the preparation of financial statements. The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018.

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

In November 2016, the Financial Accounting Standard Board(“FASB”) issued Accounting Standard Update (“ASU) 2016-18 – Restricted Cash - Statement of Cash Flow (Topic 230). ASU 2016-18 addresses classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. Entities classify transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows. The Company does not have restricted cash or restricted cash equivalent and therefore our presentation of Statement of Cash Flow is not affected but this update.

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

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Prepaid Consulting Fee	$6,758	$-
Prepaid insurance	76,751	40,986
	$83,509	$40,986

For the three and nine months ended September 30, 2018 and 2017, the Company recognized amortization of prepaid expense of $23,524, $21,425, $65,675 and $62,411, respectively.

NOTE 6: RESERVATION FEE DEPOSIT

The Company does not have active reservation fee deposit as of September 30, 2018.

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

The following table summarizes promissory note payable as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	133,872	114,126
	$1,013,872	$994,126

For the three and nine months ended September 30, 2018 and 2017 the Company recognized interest expense of $6,654, $6,654, $19,746 and $18,907, respectively on this note.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from Can Chew Biotechnologies totaling $1,605,520 as of September 30, 2018, which includes $0 received during the nine months ended September 30, 2018. The advances currently bear no interest and are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

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

NOTE 9: DUE TO FIRST INSURANCE FUNDING

On June 25, 2018, the Company renewed its D&O insurance policy with total premiums, taxes, and fees for $85,000. A cash down payment of $17,000 was paid on June 25, 2018. Under the terms of the insurance financing, payments of $7,760, which include interest at the rate of 6.45% per annum, are due each month for nine months commencing on July 25, 2018.

For the nine months ended September 30, 2018, the Company recognized insurance expense of $42,151.

NOTE 10: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	3,579	2,384
	$48,579	$47,384

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014 and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year-end December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of September 30, 2018 is $48,579, including interest accrued thereon of $3,579.

The following table summarizes convertible note payable as of September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
Convertible note payable, due on April 21, 2025, interest at 4% p.a.	$-	$16,600
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	484,478	850,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 12, 2018, interest at 8% p.a.	2,336,372	4,210,000
Finance premium costs payable, due on December 12, 2018	584,093	1,050,000
Accrued interest	104,849	172,143
Total	4,473,792	7,298,743
Less: unamortized debt discount/finance premium costs	(940,522)	(1,938,690)
Convertible note payable, net	3,533,270	5,360,053
Less: current portion	(2,780,622)	(4,635,914)
Long term portion	$752,648	$724,139

The Company has outstanding convertible note payable having a balance due of $-0- and $16,600, as of September 30, 2018 and December 31, 2017; respectively, including interest. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On June 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 shares of the Company’s common stock. On December 29, 2016 the holder of the Note converted $29,900 due under the Note including interest of $20,100 into 500,000 shares of the Company’s common stock. On August 18, 2017 the holder of the Note converted $199,500 due under the Note, including interest of $0, into 1,995,000 shares of the Company’s common stock. On August 18, 2017, the Company repaid accrued interest $5,522. On March 8, 2018, the holder of the note converted $16,980 due under the Note, including interest of $380 into 169,800 shares of the Company’s common stock. The balance on the Note as of September 30, 2018 is $-0-, including interest accrued thereon of $-0-.

On September 16, 2016, we entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company. With various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes matures on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. At the inception of the Convertible Promissory Note, the Company determined a fair value of $1,062,500 of the embedded derivative. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. The derivative liability balance on the Note as of modified date is $1,274,422 re-classed into additional paid in capital.

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of September 30, 2018, the balance of secured convertible notes was $517,702 which included $33,224 accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2018, this note has not been converted. As of September 30, 2018, the balance of secured convertible notes was $1,069,028 which included $69,028 accrued interest.

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

Pursuant to the terms of the SPA the Company is required to reserve and keep available out of its authorized and unissued shares of common stock, a minimum of 2,250,000 shares of common stock increased by additional 250,000 shares to total reserves of 2,500,000 shares. The Company used 231,215 shares in redemption of notices. There were 2,268,785 shares available for issuance under the SPA as of September 30, 2018. The company has recorded the 25% premium on cash payment as a liability and is amortizing it over the term of the note utilizing the effective interest method. As of September 30, 2018, the balance of this financial premium costs was $584,093. As of September 30, 2018, the balance of secured convertible notes was $2,336,372 which included $2,597 accrued interest.

During the three and nine months ended September 30, 2018 and 2017 the Company amortized the debt discount on all the notes of $193,262, $344,763, $998,736 and $454,631, respectively, to other expenses.

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of September 30, 2018.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of September 30, 2018, and December 31, 2017 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company's common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a "Liquidation"), the assets of the Company available for distribution to its stockholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of September 30, 2018, and December 31, 2017 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

On August 15, 2016 the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for 1,000,000 shares of its Undesignated Preferred Stock (see Footnote 10 - "Preferred Stock" for a discussion of the Company's preferred stock). The Undesignated Preferred Stock was held by Sanammad Foundation and MJNA Investment Holdings, LLC (500,000 shares each), which parties together own a majority of the common stock of the Company. Under the terms of the exchange, the 1,000,000 shares of Series A Convertible Preferred received in the exchange were immediately converted into 5,000,0000 restricted shares of the Company's common stock (2,500,000 shares for each of Sanammad Foundation and MJNA Investment Holdings, LLC). As a result, the Series A Convertible Preferred Stock is retired and no longer available for future issuance. The three members of the Sanammad Foundation also serve as the current three directors of the Company and Sanammad, along with MJNA Investment Holdings, LLC, hold a majority of the outstanding stock of the Company. During the nine months ended September 30, 2018, the Company recorded preferred dividend of $ -0-.

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

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Preferred Stock to Sanammad Foundation in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated the current directors, Dr. George E. Anastassov, Dr. Phillip A. Van Damme, and Mr. Lekhram Changoer as their three Series B Directors.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2018, and December 31, 2017, the Company had 58,665,443 and 54,564,441 shares of common stock issued and outstanding, respectively.

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

On September 11, 2018 the Company has issued 18,000 shares of common stock for $2.03 per share valued at $36,538 as consulting services.

Between May 2 and September 30, 2018, the Company issued 1,545,000 shares of common stock valued at $ $3,335,732 pursuant to the Company’s Registration Statement on Form S-3.

On May 15, 2018, the Company issued 204,778 restricted shares of its common stock to third party valued at $600,000 pursuant to the stock purchase agreement.

On August 1, 2018, the Company received $400,000 cash advance in exchange for 239,521 restricted shares of its common stock to third party pursuant to the stock purchase agreement. The Company did not issue restricted stock as of September 30, 2018 and recorder $400,000 liability due to shareholder.

On August 24, 2018 The Company issued 124,782 restricted shares of common stock to Investor as a redemption notice #13 to note payable at a conversion price of $1.40 valued at $175,000. The market value of the stock on August 23, 2018 was $2.46 as advertised on yahoo.com/finance. The Company recorded loss of $91,618 on the difference between conversion price and market value.

On September 17, 2018 The Company issued 106,433 restricted shares of common stock to Investor as a redemption notice #14 to note payable at a conversion price of $1.41 valued at $150,000. The market value of the stock on September 17, 2018 was $1.95 as advertised on yahoo.com/finance. The Company recorded loss of $23,105 on the difference between conversion price and market value.

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

On August 21, 2018, AXIM Biotechnologies, Inc. (the “Company”) entered into an agreement with Revive Therapeutics Ltd. (“Revive”) to begin selling the Company’s flagship nutraceutical product throughout the rapidly expanding Canadian cannabis market.

The agreement defines a relationship where Revive will seek regulatory approval for AXIM’s proprietary, controlled-release functional chewing gum which contains hemp oil and cannabidiol (CBD). Under the terms of the agreement, Revive will have a minimum purchase amount annually, which increases each year for the term of the agreement.

On September 10, 2018, AXIM Biotechnologies, Inc. (the “Company”) entered into a Letter of Intent (“LOI”) with Impression Healthcare Limited (“Impression”), Australia’s largest home dental impression company, for exclusive distribution of all AXIM® Biotech products throughout Australia and New Zealand.

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand.

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $3,720. A security deposit of $7,440 has been paid.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,458.

Litigation

As of September 30, 2018, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 14: SUBSEQUENT EVENTS

On October 2, 2018 the Company issued 117,447 restricted shares of common stock to Investor as a redemption notice #16 to note payable valued at $150,000. The market value of the stock on October 2, 2018 was $1.80 as advertised on yahoo.com/finance. The Company recorded loss of $24,814 on the difference between conversion price and market value.

On October 15, 2018 the Company issued 200,000 S-3 shares to Investor for $1.514 per share, which represented a discount of 12.5% from the Stock’s closing price and true-up adjustment of $28,500 on that date for a total purchase price of $274,300. The Company received $274,300 in cash.

On November 7, 2018 the Company issued 200,000 S-3 shares to Investor for $1.19 per share, which represents a discount of 12.5% from the stock’ closing price and true-up adjustment of $78,950 on that date for a total purchase price of $159,050. The Company received $159,050 in cash.

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

On August 21, 2018, AXIM Biotechnologies, Inc. (the “Company”) entered into an agreement with Revive Therapeutics Ltd. (“Revive”) to begin selling the Company’s flagship nutraceutical product throughout the rapidly expanding Canadian cannabis market.

The agreement defines a relationship where Revive will seek regulatory approval for AXIM’s proprietary, controlled-release functional chewing gum which contains hemp oil and cannabidiol (CBD). Under the terms of the agreement, Revive will have a minimum purchase amount annually, which increases each year for the term of the agreement.

On September 10, 2018, AXIM Biotechnologies, Inc. (the “Company”) entered into a Letter of Intent (“LOI”) with Impression Healthcare Limited (“Impression”), Australia’s largest home dental impression company, for exclusive distribution of all AXIM® Biotech products throughout Australia and New Zealand.

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand.

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

Current Operations

The operations of the Company include: the research and development of pharmaceutical products, and extraction and purification of cannabinoids technologies. Over the next 12 months, we anticipate the following activities:

1. Conducting a clinical trial at the Free University of Amsterdam, The Netherlands for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 12 to18 months.

2. Conducting a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids. This trial is awaiting approval by Health Canada and will result in an NDA.

3. Development and commercialization of a products pending Phase II clinical trial for Restless Leg Syndrome.

4. Preparations and Development of Axim' pipeline of pharmaceutical products for the following indications: Chronic Neuropathic Pain, a bioequivalent product to Marinol (dronabinol) for treatment of chemotherapy induced nausea and vomitus as well as loss of appetite and cachexia in HIV/ AIDS patients.

5. Completion of contractual agreements for production and export of novel, trademark-protected formulations with partners in Europe, Israel, Asia and South and North America.

6. Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending) in a cGMP process.

7. During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) continued research and development of pharmaceutical formulations.

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

Research and Development

We are continuing our research and development at the Free University of Amsterdam with our novel (patent pending) delivery system for treatment of patients with pain and spasticity as a sequence of Multiple Sclerosis. This study will include also the University of Plymouth, UK and academic centers in the US. The study is conducted in strict compliance with FDA/ EMA guidelines and is supervised by QPS as a CRO. The product tested is a pharmaceutical, functional chewing gum containing equal parts of THC and CBD. With our proprietary technology numerous problems related to cannabinoid' water-insolubility due to its lipophilic nature, bypass of first-pass liver metabolism and direct delivery into the systemic circulation haves been resolved.

Clinical studies will commence at the University of Wageningen, The Netherlands testing a new (patent pending) delivery systems with novel cannabinoids for treatment of patients with IBS, IBD and Crohn's disease. A new direct as well as controlled slow-release nano-technology delivery methods will be investigated based on our proprietary IP.

New, patent pending cannabinoid extraction techniques as well as pure, water soluble, freeze-dried cannabinoids are being developed in cooperation with Syncom, BV, The Netherlands, which practically solves the issue with very poor absorption and bioavailability of currently available, oil-based cannabinoids.

There are numerous other R&D projects being considered involving our proprietary intellectual property. These will be strategically planned to depend on availability of funds to carry on.

Intellectual Property

Currently, our intellectually property includes patents, trademarks and other proprietary, confidential and/or trade secret information.   Our patent applications include twelve (12) patent applications for oral care compositions, sugar alcohol kneading method, cosmetics, antimicrobial compositions, THC extraction method, nicotine dependence treatment gum, opioid dependence treatment gum, restless leg treatment gum, suppositories, method to treat psoriasis, method to treat atopic dermatitis, and method to treat vitiligo. Twelve (12) of our patent applications have entered non-provisional stage in the U.S. and/or international stage, with eight (8) entering national stage. Our patent application for method to extract THC has resulted in one (1) patent and is now the subject of a continuation application. Among our twelve (12) patent applications, we have one (1) allowed application for suppositories, which is in the process of final issuance into a patent. Our patents include three (3) patents for ophthalmic solutions, method to use the ophthalmic solution to treat glaucoma and conjunctivitis, and process to extract THC; and one (1) licensed patent (chewing gum containing cannabinoids, covering all cannabinoids, including THC). We are in the process of developing and filing more patent applications.

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

Employees

As of November 1, 2018, we have 7 full-time employees and 4 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended September 30, 2018 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the three and nine months ended September 30, 2018 to September 30, 2017.

For the nine-month periods ended September 30, 2018 and 2017, our revenues totaled $28,646 and $32,116; respectively, from continuing operations.

	Nine Months Period Ended	Nine Months Period Ended	$	%
	Sep 30, 18	Sep 30, 17	Change	Change
Legal and other fees	$303,384	$103,290	$200,094	193.72%
Depreciation	2,517	2,517	-	0.00%
Audit fees	82,500	31,300	51,200	163.58%
Filing fees	15,397	50,722	(35,325)	-69.64%
Office/Other expenses	129,122	104,915	24,207	23.07%
Travel and entertainment expenses	95,536	102,168	(6,632)	-6.49%
Advertising and promotions	186,944	129,469	57,475	44.39%
Compensation costs	817,800	45,000	772,800	1717.33%
Insurance expenses	65,830	63,381	2,449	3.86%
Impairment	9,475	-	9,475	-
Consulting fees	427,320	376,341	50,979	13.55%
Taxes	15,285	13,062	2,223	17.02%
Office salary and wages	267,115	180,000	87,115	48.40%
Directors fees	200,000	-	200,000	-
Research and development	1,701,986	835,988	865,998	103.59%
Licenses and permits	14,296	50,514	(36,218)	-71.70%
	$4,334,507	$2,088,667	$2,245,840	107.53%

Our operating expenses for the nine-month periods ended September 30, 2018 and 2017, were $4,334,507 and $2,088,667 respectively. The changes for the nine-month period ended September 30, 2018, was primarily due to a significant increase in compensation costs and increase in research and development expenses, compensation costs, directors’ fees, professional, and advertising expenses.

For the three-month periods ended September 30, 2018 and 2017, our revenues totaled $6,224 and $9,758; respectively, from continuing operations.

	Three Months Period Ended	Three Months Period Ended	$	%
	Sep 30, 18	Sep 30, 17	Change	Change
Legal and other fees	$91,879	$44,625	$47,254	105.89%
Depreciation	839	839	-	0.00%
Audit fees	15,000	15,000	-	0.00%
Filing fees	7,355	47,075	(39,720)	-84.38%
Office/Other expenses	62,627	42,994	19,633	45.66%
Travel and entertainment expenses	38,862	52,968	(14,106)	-26.63%
Advertising and promotions	37,325	96,961	(59,636)	-61.51%
Compensation costs	-	25,000	(25,000)	-100.00%
Insurance expenses	23,590	21,464	2,126	9.90%
Consulting fees	160,413	109,767	50,646	46.14%
Taxes	2,978	1,438	1,540	107.09%
Office salary and wages	115,500	60,000	55,500	92.50%
Directors fees	25,000	-	25,000	-
Research and development	350,588	632,674	(282,086)	-44.59%
Licenses and permits	6,919	42,356	(35,437)	-83.66%
	$938,875	$1,193,161	$(254,286)	-21.31%

Our operating expenses for the three-month periods ended September 30, 2018 and 2017, were $938,875 and $1,193,161 respectively. The changes for the three-month period ended September 30, 2018, was primarily due to a significant increase in compensation costs and increase in research and development expenses, directors’ fees, professional, and advertising expenses.

Other (Income) expenses:

Our interest expense for the three months and nine month ended September 30, 2018 and 2017, was $89,885, $111,891, $349,270 and $178,944 respectively. The Company incurred a $998,736 amortization expense on debt discount during the nine months ended September 30, 2018.

Our interest income for the three and nine months ended September 30, 2018 and 2017, was $0, $0, $0, and $1,597 respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of 5,469,022 and has an accumulated deficit of $28,013,593, has cash used in operating activities of $3,803,241 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $3,803,241 for the nine months ended September 30, 2018, as compared to net cash used of $2,066,292 for the nine months ended September 30, 2017. The cash used in operating activities is primarily attributable to our net loss from operations of $5,775,754 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the nine months ended September 30, 2018 these non-cash expenses were Stock Based compensation of $1,003,840, amortization of debt discount of $998,736, and loss on extinguishment of debt of $114,723. For the nine months ended September 30, 2017 Stock Based compensation was $31,800 and amortization was $193,262.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended September 30, 2018 was $-0- compared to $-0- for the same period in 2017.

Net Cash Provided by Financing Activities

Net cash provided (used) by financing activities during the nine months period ended September 30, 2018, was $2,377,623 compared to $4,434,457 for the same period in 2017.

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

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The Company lease office on month-to-month basis. Topic 842 can be early adopted and will not have material impact on the preparation of financial statements. The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our unaudited consolidated financial statements.

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

Foreign Currency Transactions

Our Foreign currency expenses were $4,104 for the nine months ended in September 30, 2018, and $504 for the same period in 2017.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of September 30, 2018. See, Inherent Limitations of Internal Controls for discussion of material weaknesses

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2018 the Company issued 18,000 shares of its common stock as a compensation for consulting services.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Employment Agreements

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one-year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. In addition, Dr. Anastassov is currently receiving an additional $15,000 per month as bonus compensation.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one-year anniversary of the agreement, the Company has the direction to grant additional equity awards to Mr. Changoer.

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

On or about June 29, 2016, Robert Malasek was appointed as the Company’s Chief Financial Officer and Secretary. In April 2017 the Company entered in employment agreement with Robert Malasek its, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated by any time by the Company or Mr. Robert Malasek with proper notice. Under the agreement Mr. Malasek receives a monthly base compensation of $1,000 and on March 20, 2018 issued unrestricted 50,000 shares of the Company’s common stock.

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement, the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of September 30, 2018, the principal balance of this note was $484,478 and $33,224 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2018, this note has not been converted.

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

On April 16, 2018, we entered into a Stock Purchase Agreement (the “Agreement”) with the Investor pursuant to which the Investor agreed to purchase, upon our written request, shares of our common stock registered under the Registration Statement on Form S-3 filed by the Company on August 24, 2018,and declared effective by the Securities and Exchange Commission on September 14, 2017 (the “Registration Statement”), for an aggregate purchase price of up to $50 million. The Investor has the right to terminate the Agreement at any time after having funded at least $5 million in requests by the Company. The shares sold under the Agreement shall not exceed 12,000,000, which is the number of shares available under the Registration Statement.

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

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 1.1 to the company’s Current Report on Form 8-K filed with the SEC on April 18, 2018 and is incorporated herein by this reference. The Agreement is also incorporated by reference into the Registration Statement.

A copy of the opinion of Procopio Cory Hargreaves & Savitch LLP relating to the legality of the shares of common stock issuable under the Agreement, is filed as Exhibit 5.1 to the company’s Current Report on Form 8-K filed with the SEC on April 18, 2018 and is also incorporated by reference into the Registration Statement.

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

During the nine months ended September 30, 2018, the Company amortized the debt discount on all the notes of $998,736 as other expense.

During the nine months ended September 30, 2017, the Company amortized the debt discount on all the notes of $454,631as other expense.

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017.

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2018 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: November 14, 2018	By:	/s/ Dr. George Anastassov
Dr. George Anastassov
President and Director Principal Executive Officer

Dated: November 14, 2018	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer