Form 10-K
period 2018-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2019-04-08
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Registrant’s telephone number, including area code: (212) 332-1677

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] Do not check if smaller reporting company)	Smaller reporting company	[X]
Emerging growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018, based upon the closing price of the common stock as reported by finance.yahoo.com on such date, was approximately $30,369,429. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 8, 2019, there were 61,072,411 shares of the registrant’s common stock were issued and outstanding.

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

ii

PART I

Item 1. Business

Overview

Axim Biotechnologies, Inc., a Nevada corporation, is an innovative biotechnology company focusing on research, development and production of pharmaceutical, nutraceutical and cosmetic products, and extraction and purification of cannabinoids technologies based on our proprietary technologies. We believe to be setting the standard for cannabinoid bioscience through the discovery and commercialization of new materials and technologies for healthy living. Our common stock is traded on the OTCQB under the symbol “AXIM.”

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

Current Operations

•The operations of the Company include: the research and development of pharmaceutical products, and extraction and purification of cannabinoids technologies. Over the next 12 months, we anticipate the following activities:

•Development of a bioequivalent to Marinol product for treatment of nausea and vomiting associated with chemotherapy and lack of appetite in HIV/ AIDS patients based on proprietary controlled-release functional chewing gum delivery platform. This product will lead to a NDA according to 505(b)2 regulatory pathway according to a pIND meeting with the FDA.

•Development and commercialization of products pending Phase I and II clinical trials for Restless Leg Syndrome.

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

Research and Development

We are continuing our research and development at the Free University of Amsterdam with our novel (patent pending) delivery system for treatment of patients with pain and spasticity as a sequence of Multiple Sclerosis. The study is conducted in strict compliance with FDA/ EMA guidelines and is supervised by QPS as a CRO. The product tested is a pharmaceutical, functional chewing gum containing equal parts of THC and CBD. With our proprietary technology numerous problems related to cannabinoid’ water-insolubility due to its lipophilic nature, first-pass liver metabolism and direct delivery into the systemic circulation has been resolved.

Phase I and II trial in patients with Restless Leg Syndrome will be conducted in Israel in strict adherence to FDA guidelines. The study is anticipated to commence in April of 2019 and will test a combination cannabinoid/ gabapentin product based on AXIM’ proprietary delivery format.

Phase I and II clinical trial for treatment of patients affected by drug-related psychosis will commence at the University of British Columbia, Canada utilizing cannabinoids in a proprietary delivery formulation.

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

Intellectual Property

Our pending patent applications include twelve (12) patent applications for oral care compositions, sugar alcohol kneading method, antimicrobial compositions, extraction method, cosmetic, nicotine dependence treatment gum, opioid dependence treatment gum, restless leg treatment gum, suppositories, method to treat psoriasis, method to treat atopic dermatitis, and method to treat vitiligo. Twelve (12) of our patent applications have entered non-provisional stage in the U.S. and/or international stage and/or national stages in other jurisdictions. Our patents include five (5) patents for toothpaste compositions, ophthalmic solutions, method to use the ophthalmic solution to treat glaucoma and conjunctivitis, method to extract THC, and suppository compositions; and one (1) licensed patent (chewing gum containing cannabinoids, covering all cannabinoids, including THC). Continuation applications for oral care compositions, method to extract THC, and suppository compositions have been filed, these pending applications are indicated above. We are in the process of developing and filing more patent applications.

We have twenty seven (27) trademark applications some of which are registered trademarks, received Notices of Allowance, or pending in front of the United States Patent and Trademark Office or other jurisdictions: A Axim Biotech, Axim, Cannanimals, CanQuit, CannaCoal, CanChui, CanShu, Oraximax, ReneCann, CannBleph, OpthoCann, Cannonich, Cannocyn, HempChew, SuppoCann, CanChew, CanChew Hemp CBD Gum, CanChew RX, CanChew Plus, CanQuit OC, CanChew +, CanChew +10, CanChew +50, CanChew +100, MedChew, MedChew GP, MedChew RL. Corresponding trademark applications have been filed in other jurisdictions for some of the marks and have received registration or are pending.

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

Government Regulation

On December 20, 2018, the 2018 Farm Bill was signed into law. The law went into effect on January 1st, 2019.

As a consequence of the 2018 Farm Bill, hemp has now been permanently removed from the Controlled Substances Act (CSA). It is now deemed an agricultural commodity, no longer able to be classified as a controlled substance, like marijuana. Furthermore, by redefining hemp to include its “extracts, cannabinoids and derivatives,” Congress explicitly removed popular hemp products – such as hemp-derived CBD — from the purview of the CSA.

Accordingly, the Drug Enforcement Administration (DEA) no longer has any claim to interfere with the interstate commerce of hemp products, so as long as the THC level is at or below 0.3%. State and Tribal governments may impose separate restrictions or requirements on hemp growth and the sale of hemp products. However, they cannot interfere with the interstate transport of hemp or hemp products.

We believe that the 2018 Farm Bill should give comfort to federally regulated institutions, pharmacies, banks, merchant services, credit card companies, e-commerce sites and advertising platforms, to conduct commerce with the hemp and hemp CBD industry.

On September 27, 2018, the Department of Justice and Drug Enforcement Administration announced that Epidiolex, the newly approved medication by the Food & Drug Administration, is being placed in Schedule V of the Controlled Substances Act, the least restrictive schedule of the federal Controlled Substances Act of 1970 (the “CSA”). On June 26 2018, the FDA announced it approved Epidiolex for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. Epidiolex contains cannabidiol (CBD), a chemical constituent of the cannabis plant (commonly referred to as marijuana). The CBD in Epidiolex is extracted from the cannabis plant and is the first FDA-approved drug to contain a purified extract from the plant. Schedule V drugs represents the least potential for abuse. Schedule V drugs, substances, or chemicals are defined as drugs with lower potential for abuse than Schedule IV and consist of preparations containing limited quantities of certain narcotics. Schedule V drugs are generally used for antidiarrheal, antitussive, and analgesic purposes. Some examples of Schedule V drugs are: cough preparations with less than 200 milligrams of codeine or per 100 milliliters (Robitussin AC), Lomotil, Motofen, Lyrica, Parepectolin.

Despite the approvals by the FDA and DEA for Epidiolex, any of these foregoing factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our planned products. Moreover, because our business is almost entirely dependent upon these product candidates, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

Employees

As of April 8, 2019, we have 4 full-time employees and 2 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Property

We currently rent our office space located at 45 Rockefeller Plaza in New York City, for $3,720 per month. The rent expense for our warehouse space located in the Netherlands is 1,731 Euros or approx. $2,040 per month. Rents are on a month to month basis. At present, we do not own any real property.

North American Address:

45 Rockefeller Plaza 20th Floor, Suite 83

New York, NY 10111

European Address:

Industrieweg 40, Unit B4

3401MA IJsselstein The Netherlands

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

	High ($)	Low ($)
Fiscal Year Ended December 31, 2018
First Quarter	10.29	3.24
Second Quarter	6.96	2.28
Third Quarter	3.49	1.70
Fourth Quarter	1.91	0.46

Fiscal Year Ended December 31, 2017
First Quarter	9.95	6.05
Second Quarter	8.80	4.45
Third Quarter	13.45	6.25
Fourth Quarter	19.80	8.01

As of April 2, 2019, there are 53 holders of record of our common stock. This number does not include beneficial holders of our stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We anticipate that in the future we will retain any earnings for operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 29, 2015 the company adopted a stock incentive plan under which eligible persons or vendors whom provide the company services may be afforded an opportunity to acquire an equity interest in the company in exchange for those services provided. The Company has reserved 9,806,000 shares of its common stock for issuance under this plan.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, during fiscal year 2018 that have not already been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2018and December 31, 2017 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or emerging growth companies.

We estimate our G & A expenses for 2019 to be approximately $1,300,000, which includes projected audit and accounting costs of $80,000. R&D expenses for 2019 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We don’t expect R&D expenditures to exceed $12 million in 2019.

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

On September 14, 2017, our Registration Statement on Form S-3 was declared effective by the SEC. We sold 1,945,000 shares of Company’s common stock during the year ending December 31, 2018.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $1,301,337, has an accumulated deficit of $28,992,485, has cash used in operating activities of $4,845,269 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the year ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017	$ Change	% Change
Revenues	$195,614	$47,573	$148,041	311.19%
Cost of goods sold	8,511	42,857	(34,346)	(80.14)%
Gross margin percentage	95.65%	9.91%	85.74%	-
Operating expenses	5,223,246	3,153,803	2,069,443	65.62%
Loss from operations	(5,036,143)	(3,149,087)	(1,887,056)	59.92%
Other expenses	1,718,503	1,019,116	699,387	68.63%
Net loss	$(6,754,646)	$(4,168,203)	$(2,586,443)	62.05%

Revenue

For the year ended December 31, 2018, we had revenue of $195,614 from sales of our products, as compared to revenue of $47,573 for the year ended December 31, 2017. This is primarily due to revenue from a fee the company received to facilitate negotiation regarding an Australia and New Zealand licensing agreement of its products with Impression Healthcare Limited.

Cost of Revenue

For the year ended December 31, 2018, we had cost of revenue of $8,511 from sales of our products, as compared to cost of revenue of $42,857 for the year ended December 31, 2017. This is primarily due to using raw material for research purposes in 2018.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2018 our research and development expenses were $2,056,175 as compared to $1,352,969 for the year ended December 31, 2017. The increase is primarily due to increase in research activities of Marinol Biocomp, MedChew RLS, and MedChew Rx projects in 2018.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2018 and 2017 were $3,163,715 and $1,797,478 respectively. Variance was primarily result due to non-cash compensation valued at $911,340 in 2018.

Depreciation Expenses

For the year ended December 31, 2018 our depreciation expenses were $3,356 as compared to $3,356 for the year ended December 31, 2017.

Other Income and Expenses

Our interest expenses for the year ending in 2018 and 2017 were $456,063 and $315,013 respectively. Variance was result of funding received in June 2017 which incurred interest expense. Interest income for the year ending in 2018 and 2017 were $0 and $1,597. Loss on extinguishment of debt for the years ending in 2018 and 2017 were $139,537 and $0 respectively. Amortization of debt discount was $1,122,903 and $705,700 respectively. Variance was result of debt exchange in 2018.

For the Year Ended December 31, 2018 and 2017

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $4,845,269 for the year ended December 31, 2018, as compared to net cash used of $3,081,956 for the year ended December 31, 2017. The increase is primarily attributable to our net loss from operations of $6,754,646 and offset by net changes in the balances of operating assets and liabilities and by amortization of prepaid services, amortization of prepaid insurance.

Net Cash Used in Investing Activities

Net cash used by investing activities during the year ended December 31, 2018 was $0 compared to $0 for the same period in 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018, was $4,593,053 compared to $4,426,453 for the same period in 2017. Cash provided by financing activities were primarily a result of issuance of convertible notes.

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

Recently Issued Accounting Standards

Note 4 to our audited consolidated financial statements appearing elsewhere in this report includes Recently Issued Accounting Standards.

Foreign Currency Transactions

Foreign exchange loss in the year ended December 31, 2018 was $5,118 compared to $7,088 for the same period in 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8. Financial Statement and Supplementary Data

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2018 and 2017, begins on page F-1 of this Annual Report on Form 10-K.

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

These limitations preclude the board and management from having absolute assurance of the achievement of the entity’s objectives. Even an effective control system provides reasonable but not absolute assurances.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2018. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

Changes in Internal Control over Financial Reporting

The Company has formal Compensation, Audit, Nominating and Governance Committees. Management and the Board established controls over financial reporting through policies and procedures that help ensure that management’s directives to mitigate risks to the achievement of objectives are carried out. Control activities are performed at all levels of the entity, at various levels within day-to-day procedures, and over technology environment. The Company’s control over financial reporting includes combination of preventive and detective controls and encompass a range of manual and automated activities such as authorizations and approvals, verifications, reconciliations, and business performance reviews.

Inherent Limitations of Internal Controls

Internal control provides reasonable assurance of achieving entity’s objectives, limitations do exist. Internal control cannot prevent bad judgment or decisions, or external events that can cause the Company to fail to achieve its operational goals. However, even an effective system of internal control can experience a failure. The limitations include, but not limited to: suitability of objectives established as a precondition to internal control; reality that human judgment in decision making can be faulty and subject to bias; breakdowns that can occur because of human failures such as simple errors; ability of management to override internal control; ability of management, other personnel, and/or third parties to circumvent controls through collusion; external events beyond the organization’s control. Notwithstanding these inherent limitations, management is aware of them when selecting, developing, and deploying controls that minimize, to the extent practical, these limitations. Segregation of duties is built into the selection and development of control activities. Where segregation of duties is not practical, management selects and develops alternative control activities. Ongoing evaluations are built into business process at different hierarchy levels of the Company and provide timely information. Findings are evaluated against criteria established by regulations, recognized standard-setting bodies or management and the board of directors, and deficiencies are communicated to management and the board of directors as appropriate.

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

NAME	AGE	POSITION
John W. Huemoeller II	63	Chief Executive Officer, President
Dr. George E. Anastassov	54	Chairman, Founder
Dr. Philip A. Van Damme	64	Director, Chief Medical Officer
Lekhram Changoer	51	Director, Chief Technology Officer
Robert Malasek	50	Chief Financial Officer, Secretary
Timothy R. Scott, PhD	66	Director
Robert Cunningham	71	Director
Blake N. Schroeder, Esq. (1)	41	Director
Mauricio Javier Gatto-Bellora	57	Director

(1) Effective April 2, 2019, Blake N. Schroeder resigned as a member of the Company’s Board of Directors.  Mr. Schroeder’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices.

The background of our executive officers, key employees and directors is as follows:

John W. Huemoeller II - Chief Executive Officer, President

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

Dr. George E. Anastassov - Chairman of the Board

Dr. George E. Anastassov is the Chaiman of the Board of Directors and founder of AXIM Biotechnologies, Inc. as of May 2014. Prior to that Dr. Anastassov was one of the founders and the CEO of CanChew Biotechnologies, LLC in 2012. Dr. Anastassov is also one of the founders and a Board Member and a general partner of Sanammad Foundation and Sanammad Pharmaceuticals; both companies originated and located in The Netherlands since 2009 and 2014, respectively. He is one of the developers of the first-in-the-world cannabinoid-containing chewing gum-based delivery system. Dr. Anastassov possesses Medical and Dental Doctorates as well as an Executive MBA. Dr. Anastassov has been recognized in “Who’s Who in Medicine” as well as “Who’s Who in Business Professionals” numerous times. He is the recipient of multiple national and international professional and humanitarian awards. Dr. Anastassov has been actively involved in Research and Development in Medicine and Biotechnologies since 1987.

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

Dr. Philip A. Van Damme, DMD MD PhD - Director

Dr. Philip. A. Van Damme is Chief Scientific/Medical Officer of AXIM Biotechnologies Inc., as of May 2014. Prior to that, Dr. Van Damme was one of the founders and CSO of CanChew Biotechnologies LLC, in 2012. He is also one of the founders and President/Director of Sanammad Foundation and Sanammad Pharmaceuticals, both originated and located in The Netherlands since 2009 and 2014, respectively. He is one of the developers of the first-in-the-world cannabinoid-containing chewing gum-based delivery systems. Dr. Van Damme possesses Dental and Medical Doctorates as well as a PhD in Medical Sciences and has been actively involved in Research and Development in Dentistry, Medicine and Biotechnologies since 1983.

Timothy R. Scott, PhD - Director

Dr. Scott has served on the Board of Directors of Medical Marijuana, Inc. from March 2015 to the present.  From September 2001 to May 2008, Dr. Scott served on the board of directors of Naturewell, Incorporated, a publicly traded company engaged in the nutraceutical and homeopathic drug business. From 1998 to 2000, Dr. Scott served as a member of the board of directors of ICH Corporation, an American Stock Exchange listed company, which owned 265 fast food and family dining restaurants having approximately $265 million in revenues and 7,800 employees, and as a member of ICH’s compensation committee. Dr. Scott has served as chairman of the board of directors, president and senior pastor of a 2,500-member church located in San Diego, California from 1992 to the present.  He also has served as chairman and president of Project Reach World, Inc., a 501(c)(3) charitable organization from 1995 to the present. He received his Ph.D. in Theology from Christian University in 1981 and served as a Professor of Philosophy and Religion at Pacific International College from 1981 to 1985.

Robert Cunningham - Director

Robert “Bob” Cunningham has over 40 years of executive management experience in financial services and venture capital.   From August 2011 to the present, he serves as the chief executive officer of Preferred Dealer Programs LLC, a venture funded firm developing electronic payment technologies for banks.  Prior to joining PDP, from January 1985 to December 2006, he was the founding partner in Placer Financial Group, a nationwide mortgage and real estate development company. Mr. Cunningham also served as Trustee for the U.S. Department of Justice, and as a member of the board for numerous firms, including Allied Commercial Corporation, Vermillion Development, Pacific Building Industries Corporation and Bond HD Hospitality Group. From March 2015 to the present, Mr. Cunningham has served on the board of directors of Medical Marijuana, Inc.

Blake N. Schroeder, Esq. - Director

Mr. Schroeder’s career began as a litigator at a commercial litigation firm in Salt Lake City, UT.  Beginning in 2008, Schroeder became involved in the sale and marketing of natural products and opening international marketplaces to those products.  From 2008 to 2015 Mr. Schroeder served in various capacities at MonaVie LLC developing international business plans and growing international businesses.  From August 2014 to February 2016, Mr. Schroeder served as the chief operating officer of Forevergreen International, where he was responsible for global operation and sales of the multinational organization, including oversight of a global supply chain.  From 2016 to the present, Mr. Schroeder serves as the chief executive officer of Kannaway, LLC, a wholly owned subsidiary of Medical Marijuana, Inc. Mr. Schroeder is the vice president of operations for Medical Marijuana, Inc. and has served on the board of directors of Medical Marijuana, Inc. from March 2016 to the present.  Mr. Schroeder holds a B.S. in Finance from Utah State University and a law degree from Syracuse University College of Law.

Mauricio Javier Gatto-Bellora - Director

Mr. Gatto-Bellora has over 30 years in the pharmaceutical, biochemistry and cosmetics industries throughout the world.  Mr. Gatto-Bellora’s business background includes Allergan (Mexico, Latin America, Brazil, Argentina) , Natura (USA,Argentina, Brazil, Chile, Peru, Bolivia, France), Jugos Del Sur S.A., Mary Kay Inc,  DaumDeuman, LLC, MonaVie and Hair Ventures, LLC.  Since 2015 to the present, Mr. Gatto-Bellora has been the founder and President of Hair Ventures, LLC based in New York City.  While working with Natura from 2002-2011, Mr. Gatto-Bellora served as CEO-International, CEO-Brazil & Latin America, President-Latin America and General Manager-Argentina being responsible for more than US$ 5 Billion in sales. From 2011 to the present, Mr. Gatto-Bellora served as the founder and CEO of Daumdeuman, LLC, a company specializing in the strategy and implementation of startup and turnaround  companies with an emphasis on international scenarios.  From 2013-2015, Mr. Gatto-Bellora was the President, CEO and Chairman of the Board of MonaVie a MLM company selling nutritional products in 46 countries.  Mr. Gatto-Bellora holds a doctor’s degree in Pharmaceutical Sciences & Biochemistry from the University of Buenos Aires, and Postgrad degree in International business from INSEAD. Mr Gatto Bellora was published in multiple countries including the Journal of Micro-encapsulation and Journal of antimicrobial agents and chemotherapy.

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our shareholders. This section describes key corporate governance practices that we have adopted.

Board of Directors Meetings and Attendance

The Company’s Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its shareholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to shareholder election, directors. It reviews and approves corporate objectives and strategies and evaluates significant policies and proposed major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board and committee meetings.

Committees of the Board of Directors

The Company has formal Compensation and Audit and Nominating and Governance Committees. All other functions of the Board are being undertaken by the Board of Directors as a whole.

On April 2, 2019, Blake N. Schroeder resigned from the Company’s Audit, Compensation and Nomination and Governance Committees. Mr. Schroeder’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices.

Effective April 3, 2019, the Company’s Board of Directors appointed Mauricio Javier Gatto-Bellora as a member of the Company’s Audit, Compensation and Nominating and Governance Committees.

Compensation Committee

The Compensation Committee consists of Mauricio Javier Gatto-Bellora, Timothy Scott, and Robert Cunningham and has established a charter that requires all members of the Compensation Committee to be “non-employee directors” for purposes of Rule 16b-3 of the Exchange Act and satisfy the requirements of an “outside director” for purposes of Section 16(m) of the Internal Revenue Code. The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee's purposes or assigned by the Board of Directors from time to time. The Compensation Committee's specific responsibilities are delineated in its charter.

Audit Committee

The Audit Committee consists of Robert Cunningham, Mauricio Javier Gatto-Bellora, and Timothy Scott and has established a charter that requires all members of the Audit Committee to be independent in accordance with applicable listing standards. Our securities are quoted on the OTCQB, which does not have any director independence requirements. Further, companies with securities only quoted on the OTCQB are not required to comply with the independence standards set forth in Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has also determined that Mr. Robert Cunningham is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

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

Nominating and Governance Committee

The Nominating and Governance Committee consists of Mauricio Javier Gatto-Bellora, Robert Cunningham, and Timothy Scott and has established a charter that governs its role with the Company. Timothy Scott has been appointed as the Chairman of the Nominating and Governance Committee.

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

Conflicts of Interest

Some of officers and all our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may be currently and, in the future, may become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

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

Advisory Board

October 15, 2014, our Board of Directors created an Advisory Board to advise the Board on certain matters and decisions. As of December 31, 2018, the Company Advisory Board consists of:

Dr. Donald Abrams - Advisory Board

Dr. Donald Abrams is chief of the Hematology-Oncology Division at San Francisco General Hospital and a Professor of Clinical Medicine at the University of California San Francisco. Dr. Abrams has long been involved in clinical trials of complementary and alternative medicine interventions for HIV/AIDS and cancer, including evaluations of medicinal marijuana. In 1997, Dr. Abrams received funding from the National Institute on Drug Abuse (NIDA) to conduct clinical trials of the short-term safety of cannabinoids in HIV infection. Subsequently, he was granted funds by the University of California Center for Medicinal Cannabis Research to continue studies of the effectiveness of cannabis in a number of clinical conditions. Dr. Abram's NIDA-funded trial investigated the possible pharmacokinetic interaction between vaporized cannabis and opioid analgesics in patients with chronic pain. Dr. Abrams is conducting an NIH-funded trial investigating vaporized cannabis in patients with Sickle Cell disease. He co-authored the chapter on "Cannabinoids and Cancer" in the Oxford University Press Integrative Oncology text that he co-edited with Andrew Weil. He co-edits the NCI PDQ CAM Cannabinoids and Cancer website.

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

Compensation of Company Directors and Advisory Board Members

Our Directors are compensated $5,000 on a quarterly basis plus on each annual anniversary of Board service additional $20,000. Our Advisory Board Members are compensated quarterly with stock grants of approximately 300 to 5,000 shares per quarter. Both, our Directors and Advisory Board Members are reimbursed for reasonable out-of-pocket expenses related to attending board of directors’ meetings and for promoting our business. In the future, we may compensate our Directors for serving on Special Committees and our Advisory Board Members with additional cash or other compensation. From time to time we may request certain members of the board of directors to perform services on our behalf. In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. George E. Anastassov	2018	240,000	120,000	-	-	-	-	235,000	$595,000
Chairman	2017	240,000	-	-	-	-	-	-	$240,000

Dr. Philip A. Van Damme	2018	45,000	-	-	-	-	-	-	45,000
Director, Chief Scientific Officer	2017	15,000	-	-	-	-	-	-	15,000

Lekhram Changoer	2018	240,000	-	-	-	-	-	235,000	$475,000
Director, Chief Technology Officer	2017	240,000	-	-	-	-	-	-	$240,000

Robert Malasek	2018	12,000	-	-	-	-	-	235,000	247,000
Chief Financial Officer, Secretary	2017	13,000	-	-	-	-	-	-	13,000

Timothy R. Scott, PhD	2018	45,000	-	-	-	-	-	-	45,000
Director	2017	15,000	-	-	-	-	-	-	15,000

Robert Cunningham	2018	45,000	-	-	-	-	-	-	45,000
Director	2017	15,000	-	-	-	-	-	-	15,000

John W. Huemoeller II	2018	45,000	-	-	-	-	-	-	45,000
Director, Chief Executive Officer	2017	15,000	-	-	-	-	-	-	15,000

Blake N. Schroeder, Esq.	2018	45,000	-	-	-	-	-	-	45,000
Director	2017	15,000	-	-	-	-	-	-	15,000

Employment Agreements

On June 13, 2014, we entered into a 12-month employment agreement, at a compensation rate of $240,000 annually, with Dr. George E. Anastassov to serve as our Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary. The agreement automatically renews for an additional 12-month term unless terminated earlier by ether party. Following 12 months of continuous employment, Dr. Anastassov will receive either; at the sole option of the Company, 500,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company’s common stock immediately preceding the grant date, as quoted on finance.yahoo.com. Following 15 months of continuous employment, and every three (3) months thereafter, Dr. Anastassov will receive either, at the sole option of the Company, 125,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company’s commons stock immediately preceding the grant date, as quoted on finance.yahoo.com.

Effective January 1, 2016, we entered into a 12-month employment agreement, at a compensation rate of $126,000 annually, with Lekhram Changoer to serve as our Chief Technology Officer. Following 3 months of continuous employment, and every three months thereafter, Mr. Changoer will receive either; at the sole option of the Company, 120,000 restricted shares of Company common stock; or the financial equivalent in cash, based upon the average 10 day closing price as of the Company’s common stock immediately preceding the grant date, as quoted on finance.yahoo.com.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base agreement. Upon the one-year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year-end December 31, 2016 the Company recorded $600,000 compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. On March 20, 2018 the Company issued 50,000 restricted shares of its common stock and recorded $235,000 compensation expense. On May 15, 2018 the Company agreed to pay Dr. George Anastassov a bonus of $15,000 per month as a compensation. The Company recorded $120,000 of additional expense for the year ended December 31, 2018 as part of this bonus arrangement. On January 2, 2019 Dr. George Anastassov resigned as the Chief Executive Officer of Axim Biotechnologies, Inc.

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock

Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one-year anniversary of the agreement, the Company has the discretion to grant additional equity awards to Mr. Changoer. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Mr. Changoer. The shares were issued in the 4th quarter 2016. At the year ended December 31, 2016 the Company recorded $600,000 of compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. On March 20, 2018 the Company issued 50,000 restricted shares of its common stock and recorded $235,000 compensation expense.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2018:

(i)each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)each of our officers and directors; and

(iii)all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at December 31, 2018, there were 59,582,890 shares of our common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common Stock	Dr. George E. Anastassov(1)	3,053,000	5.12%(4)
Common Stock	Dr. Philip A. Van Damme(3)	202,500	** (5)
Common Stock	Lekhram Changoer(3)	2,315,000	3.89%(7)
Common Stock	Robert Malasek(1)	50,000	**
Common Stock	Mauricio Javier Gatto-Bellora(1)	0	**
Common Stock	Timothy R. Scott, PhD(1)	0	0%
Common Stock	Robert Cunningham(1)	0	0%
Common Stock	John W. Huemoeller II(1)	0	0%
Common Stock	Blake N. Schroeder, Esq. (1)	0	0%
Common Stock	Sanammad Foundation USA(6)	14,943,650	25.08%
Common Stock	Sanammad Foundation	3,626,706	6.09%
Common Stock	MJNA Investment Holdings LLC(2)	17,969,125	30.16%(8)
Common Stock	Medical Marijuana Inc(2)	4,700,000	7.89%
Common Stock	All Directors and Officers as a Group	24,190,856	40.60%

** Less than 1%

(1)The address is: 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111.

(2)The address is: 13831 Danielson, Poway, CA 92064.

(3)The address is: Bijleveldsingel 89, Nijmegen, 6521AP, Netherlands.

(4)Mr. Anastassov owns 3,053,000 shares individually and is a 1/3 owner and control person of Sanammad Foundation which holds 3,626,706 shares and Sanammad Foundation USA which holds 14,943,650 shares of our common stock and 500,000 shares of our Series B preferred stock.

(5)Mr. Van Damme owns 202,500 shares individually and is a 1/3 owner and control person of Sanammad Foundation which holds 3,626,706 shares and Sanammad Foundation USA which holds 14,943,650 shares of our common stock and 500,000 shares of our Series B preferred stock.

(6)The address is: 560 Sylvan Avenue, 3rd Floor, Englewood Cliffs, NJ 07632.

(7)Mr. Changoer owns 2,315,000 individually and is a 1/3 owner and control person of Sanammad Foundation which holds 3,626,706 shares and Sanammad Foundation USA which holds 14,943,650 shares of our common stock and 500,000 shares of our Series B preferred stock

(8)MJNA Investment Holdings, LLC owns 17,969,125 individually and holds 500,000 shares of our Series C preferred stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 8, 2014 the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (the owners of CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect. On December 23, 2016, a principal payment of $120,000 was made. The total outstanding at December 31, 2018, is $880,000.

On May 21, 2014, the Company’s President advanced an additional $5,000 to the Company to fund working capital needs.

On June 25, 2014, the Company received a non-interest-bearing advance from CanChew Biotechnologies, LLC (CCB) of $30,000 to pay the down payment on its D & O liability insurance. In addition, the Company during 2014 was advanced an additional $35,775 for operating expenses principally for the owner’s salary. For the years ended December 31, 2017 and 2016, the Company received additional advance of $0 and $1,619,067, respectively for operation expenses. The advance is due on demand. In the 4th quarter of 2018 the Company evaluated change in imputed interest and recorded $44,312 of interest expenses which represents 2.76% interest rate (Index for Applicable Federal Rates) as provided by IRS for December 2018. The total outstanding due to related party as of December 31, 2018 and 2017 is $1,649,832 and $1,605,520, respectively.

Board of Directors Independence

The Company considers Mauricio Javier Gatto-Bellora, Robert Cunningham, and Timothy Scott to be “independent” within the meaning of definitions established by the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Audit Fees

RBSM, LLP, billed us $97,500 and $56,300 in audit fees during the years ended December 31, 2018 and 2017.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2018 and 2017.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2018 and 2017.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2018 and 2017, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full- time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules

Please see the below Exhibit Index and the Index to Financial Statements and related notes to financials which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

Exhibit Index

		Incorporated by Reference (Form Type)		Filed with This Report
Exhibits	Exhibit #		Filing Date

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock.	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock.	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer.	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Code of Business Conduct and Ethics.	14.1	10-Q	11/20/2017

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Consent of Independent Registered Public Accounting Firm	23.1			X

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1*			X

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2*			X

Nominating and Governance Committee Charter.	99.1	10-Q	11/20/2017
Compensation Committee Charter.	99.2	10-Q	11/20/2017
Audit Committee Charter.	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

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

Signature	Title	Date

/s/ John W. Huemoeller II	President and Director (Principal Executive Officer)	April 8, 2019
John W. Huemoeller II

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	April 8, 2019
Robert Malasek

/s/ Lekhram Changoer	Director	April 8, 2019
Lekhram Changoer

/s/ Dr. George Anastassov	Director	April 8, 2019
Dr. George Anastassov

/s/ Timothy R. Scott, PhD	Director	April 8, 2019
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	April 8, 2019
Robert Cunningham

/s/ Dr. Philip A. Van Damme	Director	April 8, 2019
Dr. Philip A. Van Damme

/s/ Mauricio Javier Gatto-Bellora	Director	April 8, 2019
Mauricio Javier Gatto-Bellora

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Axim Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RBSM, LLP

We have served as the Company’s auditor since 2014

New York, New York

April 8, 2019

AXIM BIOTECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,805,627	$2,057,843
Inventory	9,797	8,765
Prepaid expenses	52,105	40,986
Loan receivable	5,000	5,000
Marketable securities	150,000	-
Total current assets	2,022,529	2,112,594

Property and equipment, net of accumulated depreciation of $11,187 and $7,831, respectively.	5,593	8,949

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	53,692	63,167
Security deposits	7,440	7,440
Total other assets	61,132	70,607
TOTAL ASSETS	$2,089,254	$2,192,150

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$217,728	$441,753
Due to shareholder	412,500	5,000
Due to first insurance funding	23,280	22,807
Due to related party	1,649,832	1,605,520
Promissory note - related party (including accrued interest of $140,526 and $114,126 respectively)	1,020,526	994,126
Convertible note payable (including accrued interest of $0 and $90,487 respectively) net of unamortized debt discount of $0 and $714,573, respectively (see note 11)
	-	4,635,914
Total current liabilities	3,323,866	7,705,120

Long-term liabilities:
Convertible note payable (including accrued interest of $132,733 and $84,041 respectively) net of unamortized debt discount of $815,004 and $1,224,117, respectively (see note 11)
	4,847,207	771,523

Total long-term liabilities	4,847,207	771,523
TOTAL LIABILITIES	8,171,073	8,476,643

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized 59,582,890 and 54,564,441 shares issued and outstanding, respectively;	5,958	5,457
Additional paid in capital	22,863,608	15,923,789
Common stock to be issued	41,000	24,000
Accumulated deficit	(28,992,485)	(22,237,839)
TOTAL STOCKHOLDERS' DEFICIT	(6,081,819)	(6,284,493)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,089,254	$2,192,150

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statement of Operations

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenues	$195,614	$47,573

Cost of goods sold	8,511	42,857

Gross profit	187,103	4,716

Operating Expenses:
Research and development expenses	2,056,175	1,352,969
Selling, general and administrative	3,163,715	1,797,478
Depreciation	3,356	3,356
Total operating expenses	5,223,246	3,153,803

Loss from operations	(5,036,143)	(3,149,087)

Other (Income) expenses:
Interest Income	-	(1,597)
Amortization of debt discount	1,122,903	705,700
Loss on extinguishment of debt	139,537	-
Interest expense	456,063	315,013
Total other expenses	1,718,503	1,019,116

Loss before provision of income tax	(6,754,646)	(4,168,203)
Provision for income tax	-	-

NET LOSS	$(6,754,646)	$(4,168,203)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,754,646)	$(4,168,203)

Loss per common share - basic and diluted	$(0.12)	$(0.08)

Weighted average common shares outstanding - basic and diluted	57,283,687	53,295,927

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Stockholders' Deficit

For the Two Years Ended December 31, 2018

					Series A		Series B
					Convertible		Convertible				Common	Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Capital	Deficit	Total
Balance at December 31, 2016	52,506,441	$5,251	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$20,064	$15,672,631	$(18,069,636)	$(2,371,590)

Common stock issued against common stock to be issued	60,000	6	-	-	-	-	-	-	-	-	(20,064)	20,058	-	-
Common shares issued in redemption of note	1,995,000	200	-	-	-	-	-	-	-	-	-	199,300	-	199,500
Common stock issued for consulting services	3,000	-	-	-	-	-	-	-	-	-	-	31,800	-	31,800
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	24,000	-	-	24,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,168,203)	(4,168,203)
Balance at December 31, 2017	54,564,441	$5,457	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$24,000	$15,923,789	$(22,237,839)	$(6,284,493)
			-
Common stock issued against common stock to be issued	2,179	-	-	-	-	-	-	-	-	-	(15,000)	15,000	-	-
Common shares issued in redemption of note	1,925,830	193	-	-	-	-	-	-	-	-	-	403,289	-	403,482
Common shares issued in redemption of Atlas note	348,662	35	-	-	-	-	-	-	-	-	-	725,878	-	725,913
Common stock issued against exchange of debt	400,000	40	-	-	-	-	-	-	-	-	-	356,460	-	356,500
Common stock issued for consulting services	192,000	19	-	-	-	-	-	-	-	-	-	854,321	-	854,340
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	32,000	-	-	32,000
Gain on settlement of liabilities transferred to capital	-	-	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Gain on debt extinguishment transferred to capital	-	-	-	-	-	-	-	-	-	-	-	191,003	-	191,003
Common stock issued under registration statement on Form S-3	1,945,000	194	-	-	-	-	-	-	-	-	-	3,768,888	-	3,769,082
Common stock issued per stock purchase agreement	204,778	20	-	-	-	-	-	-	-	-	-	599,980	-	600,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,754,646)	(6,754,646)

Balance at December 31, 2018	59,582,890	$5,958	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$41,000	$22,863,608	$(28,992,485)	$(6,081,819)

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,754,646)	$(4,168,203)

Adjustments to reconcile net loss to cash provided by (used in) in operating activities:
Depreciation	3,356	3,356
Stock based compensation	911,340	55,800
Amortization of prepaid insurance	91,207	84,767
Amortization of debt discount	1,122,902	705,700
Amortization of intangible assets	9,475	-
Non-cash revenue	(150,000)	-
Loss on extinguishment of debt	139,537	-

Changes in operating assets & liabilities:
Increase in reservation fee deposit	-	76,155
Increase in prepaid expenses	-	-
Increase in prepaid insurance	(101,439)	(85,000)
Decrease in Inventory	(1,032)	29,681
Increase in due to First Insurance Funding	370	(171)
Increase in accounts payable and accrued expenses	(116,339)	223,399
Increase in security deposits	-	(7,440)
Net cash used in operating activities	$(4,845,269)	$(3,081,956)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from due to shareholders	407,500	-
Repayment of related party loan	-	(13,547)
Repayment of convertible notes	(1,965,610)	-
Proceeds from loans receivable	-	500,000
Proceeds from convertible notes	1,782,079	3,940,000
Common stock issued under registration statement on Form S-3	3,769,084	-
Common stock issued per stock purchase agreement	600,000	-

Net cash provided by financing activities	$4,593,053	$4,426,453
Net increase in cash and cash equivalents	$(252,216)	$1,344,497
Comprehensive income (loss)
Cash and cash equivalents at beginning of period	2,057,843	713,346
Cash and cash equivalents at end of period	$1,805,627	$2,057,843
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$456,063	$105,522
Income taxes - net of tax refund
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$15,000	$24,000
Common stock issued against conversion of debt and interest	$989,857	$199,500
Common stock issued against exchange of debt	$356,500
Balance on extinguishment of debt - related party	$191,003	$-
Debt discount and initial derivative liability at issuance of note	$-	$1,320,000

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1: ORGANIZATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111. On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 11, 2015, the Company acquired a 100% interest in Can Chew License Company a Nevada incorporated licensing Company, through the exchange of 5,826,706 shares of its common stock. In October 2017 the company formed a wholly owned subsidiary in the Netherlands for purposes of holding pharmaceutical licenses as required by the Netherlands regulations and laws. On October 16, 2018, the Company formed a wholly owned disregarded entity Marina Street, LLC for banking purposes.

NOTE 2: BASIS OF PRESENTATION

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2018, and 2017 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

NOTE 3: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $1,301,337 and has an accumulated deficit of $28,992,485 has cash used in operating activities of continuing operations $4,845,269. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. During the year ended December 31, 2018, the Company raised additional capital of $4,369,082 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of December 31, 2018, the finished goods inventory and raw material totaled $4,922 and $4,875 respectively. The shelf life of the finished goods inventory is set to expire on May 1, 2019.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the year ended December 31, 2018 and 2017 the Company recorded $3,356 and $3,356, respectively, of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. In the year ended December 31, 2018 company recorded $9,475 of impairment loss. Intangible assets as of December 31, 2018 and 2017 amounted to $53,692 and $63,167, respectively.

Revenue Recognition

On January 1, 2018 the Company adopted guidance contained in Topic 606 (FASB ASC 606). The core principle of Topic 606 (FASB ASC 606) is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue recognition guidance contained in Topic 606, to follow the five-step revenue recognition model along with other guidance impacted by this standard: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transportation price; (4) allocate the transportation price; (5) recognize revenue when or as the entity satisfies a performance obligation. Previous practices were broadly consistent with this approach, and the company determined the amount of revenue based on the amount customer paid or promised to pay.

Revenues from continuing operations recognized when title for goods is transferred; non-refundable fees and proceeds from irrevocable agreements recognized when inflows or other enhancements of assets of the Company are received.

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

The Company recorded $10,000 of revenue received from Revive for the year ended December 31, 2018.

On September 3, 2018, the Company entered into a Letter of Intent (“LOI”) with Impression Health Limited(“Impression”), Australian company. Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products. Impression will collaborate with Axim for the licensing and distribution of its current and future medical cannabinoid products for distribution in Australia and New Zealand. Following the LOI, Axim signed term agreement with Impression in exchange for 10,300,000 ordinary fully paid shares in Impression at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000. The Company recorded revenue of $150,000 in the year ended December 31, 2018.

Revenues from continuing operations recognized for the year ended December 31, 2018 and 2017 amounted to $195,614 and $47,573, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc., Can Chew License Company, and Marina Street LLC as of December 31, 2018 and 2017. All significant intercompany transactions and balances have been eliminated in consolidation.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2018, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at December 31, 2017 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2018 and therefore classified as Level 1 within our fair value hierarchy.

Fair Value Measurements

The Company applies the guidance that is codified under ASC 820-10 related to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of ASC 820-10 only apply to the Company’s investment securities, which are carried at fair value.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC 820-10 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820-10 requires valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Fair Value Hierarchy	Inputs to Fair Value Methodology
Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2

Quoted prices for similar assets or liabilities; quoted markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the financial instrument; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from, or corroborated by, observable market information

Level 3

Pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

The Company categorizes a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement.

As of December 31, 2018
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Marketable Securities	$150,000	$-	$-	$150,000

As of December 31, 2017
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Marketable Securities	$-	$-	$-	$-

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2018 and 2017.

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

There were common share equivalents 15,843,037 at December 31, 2018 and 15,587,904 at December 31, 2017. For the year ended December 31, 2018 and 2017 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $2,056,175 and $1,352,969 for the year ended December 31, 2018 and 2017, respectively.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2016, FASB issued an update 2016-02 and created Topic 842, Leases. Topic 842 effects any entity that enters into a lease arrangement with another person. The guidance in this update supersedes Topic 840.

The main difference between previous GAAP and Topic 842 is the recognition of accounting policies for leases classified as operating leases under previous GAAP. The amendments in this update for public business entities that file with the Securities and Exchange Commission are effective for fiscal years beginning after Dec. 15, 2018 and the interim periods within that year with early application permitted for all entities. The Company is adopting the lease accounting model as described in Topic 842 for the fiscal year begins on January 1, 2019.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2016, FASB issued an update 2016-02 and created Topic 842, Leases. Topic 842 effects any entity that enters into a lease arrangement with another person. The guidance in this update supersedes Topic 840. The main difference between previous GAAP and Topic 842 is the recognition of accounting policies for leases classified as operating leases under previous GAAP. The amendments in this update for public business entities that file with the Securities and Exchange Commission are effective for fiscal years beginning after Dec. 15, 2018 and the interim periods within that year with early application permitted for all entities. The Company is adopting the lease accounting model as described in Topic 842 for the fiscal year begins on January 1, 2019.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017

Prepaid insurance contract	52,105	40,986
	$52,105	$40,986

For the year ended December 31, 2018 and 2017 the Company recognized amortization of prepaid expense of $91,207 and $84,767, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 6: MARKETABLE SECURITIES

The Company utilizes FAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. The Company received marketable securities, 10,300,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL as part of the agreement and letter of intent (LOI). The Company categorize these securities as trading securities and report them at fair value, with unrealized gains and losses included in earnings. The Company recorded securities at FMV at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000. On December 31, 2018 the stock price was A$ 0.02 per share as quoted on asx.com.au and exchange rate of $0.71 AUD/USD as quoted on olanda.com. The FMV change in marketable security was immaterial for the year ended December 31, 2018.

NOTE 7: RESERVATION FEE DEPOSIT

The Company does not have active reservation fee deposit as of December 31, 2018.

NOTE 8: PROMISSORY NOTE - RELATED PARTY

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

The following table summarizes promissory note payable as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Promissory note payable, due on demand, interest at 3%.	$880,000	$880,000
Accrued interest	140,526	114,126
	$1,020,526	$994,126

For the year ended December 31, 2018 and 2017 the Company recognized interest expense of $26,400 and $25,562, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CanChew totaling $1,649,832 as of December 31, 2018, which includes $44,312 imputed interest accrued as of December 31, 2018. The advances are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 9: RELATED PARTY TRANSACTIONS (CONTINUED)

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series C Convertible Preferred Stock to MJNA Investment Holdings, LLC in exchange for cash of $65,000. As the holders of the Series C Preferred Stock, MJNA Investment Holdings, LLC has designated Dr. Timothy R. Scott, John W. Huemoeller II, Robert Cunningham and Blake Schroeder as their four Series C Directors.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

On June 25, 2018, the Company renewed its D&O insurance policy with total premiums, taxes, and fees for $85,000. A cash down payment of $17,000 was paid on June 25, 2018. Under the terms of the insurance financing, payments of $7,760, which include interest at the rate of 6.45% per annum, are due each month for nine months commencing on July 25, 2018.

The total outstanding due to First Insurance Funding as of December 31, 2018 and 2017 is $23,280 and $22,807; respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Convertible note payable, due on July 1, 2028, interest at 3.5%.	$45,000	$45,000
Accrued interest	3,981	2,384
	$48,981	$47,384

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014 and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the fiscal year ended December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of December 31, 2018 is $48,981, including interest accrued thereon of $3,981.

The following table summarizes convertible note payable as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Convertible note payable, due on April 21, 2025, interest at 4%.	$-	$16,600
Convertible note payable, due on October 1, 2029, interest at 3.5%.	484,478	850,000
Convertible note payable, due on October 1, 2029, interest at 3.5%.	1,000,000	1,000,000
Convertible note payable, due on December 12, 2018, interest at 8%.	-	5,260,000
Convertible note payable, due on November 1, 2021, interest at 3.5%.	4,000,000	-
Accrued interest	128,752	172,143
Total	5,613,230	7,298,743
Less unamortized debt discount	(815,004)	(1,938,690)
Convertible note payable, net	4,798,226	5,360,053
Less current portion	-	(4,635,914)
Long term portion	$4,798,226	$724,139

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company has outstanding convertible note payable having a balance due of $-0- and $16,600, as of December 31, 2018 and December 31, 2017; respectively. The Note bears interest at the rate of 4% per annum which accrues until maturity at April 21, 2025. The Note was issued in April of 2015 to a third-party as a non-refundable payment for consultancy services to be provided to the Company for a period of at least one year. The Note is convertible, in whole or in part at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.10, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On September 30, 2016 the holder of the Note converted $154,000 due under the Note, including interest of $19,490, into 1,540,000 shares of the Company’s common stock. On December 29, 2016 the holder of the Note converted $29,900 due under the Note including interest of 20,100 into 500,000 shares of the Company’s common stock. On August 18, 2017 the holder of the Note converted $199,500 due under the Note, including interest of $0, into 1,995,000 shares of the Company’s common stock. On March 8, 2018, the holder of the note converted $16,980 due under the Note, including interest of $380 into 169,800 shares of the Company’s common stock. The balance on the Note as of December 31, 2018 is $-0-, including interest accrued thereon of $-0-.

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

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of December 31, 2018, the balance of secured convertible notes was $522,035 which included $37,557 accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2018, this note has not been converted. As of December 31, 2018, the balance of secured convertible notes was $1,077,972 which included $77,972 accrued interest.

On June 12, 2017 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor (“Investor”) pursuant to which Investor invested $4,000,000 (the “Financing”).

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On November 27, 2018 the Company extinguished debt with Investor. Investor had proposed a financing transaction pursuant to which the Company will satisfy and retire the Original Note and Original Note current balance in simultaneous exchange for and upon delivery by the Company of a (1) new Convertible Promissory Note in the principal amount of $4,000,000 (the “Exchange Note”), and (2) 250,000 shares of the Company’s restricted common stock (the “Origination Shares”).

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note.

On December 19, 2018 the Company entered into Amendment to Securities Purchase Agreement with Investor. Pursuant to amendments, the amount of Origination Shares increased from 250,000 to 400,000 shares of Company’s Common Stock.

Pursuant to the terms of the SPA the Company is required to reserve and keep available out of its authorized and unissued shares of common stock, a minimum of 2,250,000 shares of common stock increased by additional 250,000 shares to total reserves of 2,500,000 shares. The Company used 748,662 shares in redemption of notices. There were 1,751,338 shares available for issuance under the SPA as of December 19, 2018.

A transaction involving the issuance of a new term loan or debt security to one lender (or investor) and the concurrent satisfaction of an existing term loan or debt security to another unrelated lender (or investor) is always accounted for as an extinguishment of the existing debt and issuance of new debt. The old debt was derecognized, and new debt was recorded at fair value; interest expense - based on the effective interest. The Company recorded additional paid in capital of $191,003 for the difference between carrying value of the original debt and issuance of 400,000 shares of the Company common stock.

As of December 31, 2018, the balance of this financial premium costs was $-0-, and the balance of secured convertible notes was $4,013,222 which included $13,222 accrued interest.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2018 and 2017 the Company amortized the debt discount on all the notes of $1,122,903 and $705,700 respectively to operations as expense.

NOTE 12: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of December 31, 2018.

NOTE 13: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of December 31, 2018, and 2017 there are -0- and -0- shares of Series A Preferred Stock outstanding and 500,000 and 500,000 shares of Series B Preferred Stock and 500,000 and 500,000 shares of Series C Preferred Stock issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its shareholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of December 31, 2018, and 2017 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

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

On August 18, 2016 the Company issued all 500,000 shares of its newly designated Series B Preferred Stock to Sanammad Foundation (The Netherlands) in exchange for cash of $50,000. As the holders of the Series B Preferred Stock, Sanammad has designated Dr. George E. Anastassov, Dr. Phillip A. Van Damme and Mr. Lekhram Changoer as their three Series B Directors.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 13: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2018, and 2017, the Company had 59,582,890 and 54,564,441 shares of common stock issued and outstanding, respectively.

On March 20, 2018 the Company issued 50,000 shares of its restricted common stock to Dr. George Anastassov. At the year ended December 31, 2018 and 2017 the Company recorded $235,000 and $-0- compensation expense, respectively, in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

On March 20, 2018 the Company issued 50,000 shares of its restricted common stock to Mr. Changoer and recorded $235,000 compensation expense. At the year ended December 31, 2018 and 2017 the Company recorded $235,000 and $-0- compensation expense, respectively, in the accompanying consolidated financial statements to account for the required issuance of the incentive shares.

2018 Issuances:

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

On March 20, 2018, the Company issued 174,000 shares of common stock for certain services and recorded consulting expenses of $817,800. Closing price of the shares on March 20, 2018 was $4.7 as quoted on finance.yahoo.com.

On May 15, 2018, the Company issued 204,778 restricted shares of its common stock to third party valued at $600,000 pursuant to the stock purchase agreement.

On August 24, 2018 The Company issued 124,782 restricted shares of common stock to Investor as a redemption notice #13 to note payable at a conversion price of $1.40 valued at $175,000. The market value of the stock on August 23, 2018 was $2.46 as advertised on finance.yahoo.com. The Company recorded loss of $91,618 on the difference between conversion price and market value.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 13: STOCKHOLDERS’ DEFICIT (CONTINUED)

On September 11, 2018 the Company has issued 18,000 shares of common stock for $2.03 per share valued at $36,540 as consulting services.

On September 17, 2018 The Company issued 106,433 restricted shares of common stock to Investor as a redemption notice #14 to note payable at a conversion price of $1.41 valued at $150,000. The market value of the stock on September 17, 2018 was $1.95 as advertised on finance.yahoo.com. The Company recorded loss of $23,105 on the difference between conversion price and market value.

On September 25, 2018 the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent directors of the Company for their annual service ending May 23, 2018, each of the independent members of the Board shall receive cash compensation of $20,000. The Company resulting gain on settlement of liabilities due the members of the board of directors of $25,000 was treated as a component of equity for the year ended December 31, 2018.

On October 2, 2018 the Company issued 117,447 restricted shares of common stock to Investor as a redemption notice #16 to note payable valued at $150,000. The market value of the stock on October 2, 2018 was $1.80 as quoted on finance.yahoo.com. The Company recorded loss of $24,814 on the difference between conversion price and market value.

On December 3, 2018 the Company issued 250,000 shares of common stock to investor upon extinguishment of the debt per agreement valued at $250,000. The market value of stock on November 30, 2018 was $1.00 as quoted on finance.yahoo.com.

On December 18, 2018 the Company issued 150,000 shares of common stock to investor to satisfy amended extinguishment of the debt per agreement valued at $106,500. The market value of stock on December 18, 2018 was $0.71 as quoted on finance.yahoo.com.

Between May 2, 2018 and December 31, 2018, the Company issued total 1,945,000 shares of common stock valued at $3,769,082 pursuant to the Company’s Registration Statement on Form S-3.

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

NOTE 14: COMMITMENT AND CONTINGENCIES

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. On March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. In addition, Dr. Anastassov is currently receiving an additional $15,000 per month as bonus compensation.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekharm Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. On March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 14: COMMITMENT AND CONTINGENCIES (CONTINUED)

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. At the three months ended March 31, 2018 the Company recorded $235,000 of compensation expense in the accompanying consolidated financial statements to account for the issuance of the incentive shares.

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

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand. On December 20, 2018 the Company signed Exclusivity Agreement on terms that include Exclusivity period of 90 days after the date on which this agreement is executed with Impression in exchange for 10,300,000 ordinary fully paid shares in Impression at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000 which the Company recognized as a revenue in 4th quarter of 2018.

Operating lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $3,720. A security deposit of $7,440 has been paid.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,731 or approx. $2,040.

Litigation

As of December 31, 2018, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modification to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The Act replaced the prior law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

For the year ended December 31, 2018, the Company had available for U.S. federal income tax purposes net operating loss carryovers of approximately $6,560,000, which will expire on various dates in the next twenty (20) years. The net operating loss carryovers may be subject to limitations under Internal Revenue Code section 382, due to significant changes in the Company’s ownership. If a change of ownership has occurred the net operating loss carryovers would be limited or might be eliminated.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the period ended December 31, 2018 and 2017 as follows:

	2018	2017
Statutory federal income tax rate	21.00%	34.00%
Statutory state and local income tax rate (8.25%), net of federal benefit	5.40%	5.40%
Change in valuation allowance	(26.40%)	(26.40%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

	2018	2017
Deferred tax assets:
Net operating loss carry forward	$3,177,346	$2,485,629
Less: valuation allowance	(3,177,346)	(2,485,629)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $3,177,346 and $2,485,629, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. Management believes it is more likely than not that the Differed tax asset will not be realized, so a 100% Valuation Reserve has been established at December 31, 2018.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 16: SUBSEQUENT EVENTS

On January 2, 2019 Dr. George Anastassov resigned as the Chief Executive Officer (CEO) of AXIM Biotechnologies, Inc. Dr. Anastassov will remain a member and Chairman of the Board of Directors and will retain the title of Founder in a consulting role with the Company. The Board of Directors of the Company appointed Mr. John W. Huemoeller II as the Company’s Chief Executive Officer.

Effective January 2, 2019, the Company entered into an Employment Agreement with Mr. Huemoeller. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Huemoeller with proper notice. Pursuant to the Employment Agreement, Mr. Huemoeller will receive an annual base salary of $120,000 and incentive stock options to purchase 2,000,000 shares of the Company’s common stock under the Company’s 2015 Stock Incentive Plan. The closing traded price of the Company was $0.75 as advertised on the OTCQB Marketplace on December 31, 2018 (FMV). The stock options will have a strike price based on the closing price of the Company’s common stock the day prior to grant and shall vest 50% on the date of grant and the remaining 50% shall vest on the 12-month anniversary of the grant date, subject to continued employment. If Mr. Huemoeller is terminated without cause or terminates the agreement for good reason, he shall be entitled to severance consisting of base salary for 12 months and continued insurance coverage.

On January 8, 2019 the Company issued 250,000 S-3 shares to Investor for $1.243 per share, which represented a discount of 12.5% from the Stock’s closing price and true-up adjustment of $53,000 on that date for a total purchase price of $257,750. The Company received $257,750 in cash.

On February 5, 2019 the Company issued 250,000 S-3 shares to Investor for $1.453 per share, which represents a discount of 12.5% from the stock’s closing price and true-up adjustment of $86,437 on that date for a total purchase price of $276,813. The Company received $276,813 in cash.

On February 12, 2019 the Company issued 250,000 S-3 shares to Investor for $1.663 per share, which represents a discount of 12.5% from the stock’s closing price and true-up adjustment of $0 on that date for a total purchase price of $415,750. The Company received $415,750 in cash.

On March 4, 2019 the Company issued 250,000 S-3 shares to Investor for $1.61 per share, which represents a discount of 12.5% from the stock’s closing price and true-up adjustment of $75,750 on that date for a total purchase price of $326,750. The Company received $326,750 in cash.

On March 12, 2019 the Company issued 239,521 restricted shares of its common stock to third party valued at $400,000 pursuant to the stock purchase agreement.

On March 19, 2019 the Company issued 250,000 S-3 shares to Investor for $1.689 per share, which represents a discount of 12.5% from the stock’s closing price and true-up adjustment of $106,500 on that date for a total purchase price of $315,750. The Company received $315,750 in cash.

Effective April 2, 2019, Blake N. Schroeder resigned as a member of the Company’s Board of Directors.  Mr. Schroeder’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices.

On April 3, 2019, pursuant to the Company’s Amended and Restated Bylaws, the holder of the Company’s Series C Preferred Stock appointed Mauricio Javier Gatto-Bellora to fill the director seat vacated by the resignation of Mr. Schroeder.

On April 3, 2019, the Company’s Board of Directors appointed Mauricio Javier Gatto-Bellora as a member of the Company’s Audit, Compensation and Nominating and Governance Committees.