Form 10-Q
period 2019-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2019-05-15
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,572,411 of common stock, par value $0.0001 per share, outstanding as of May 13, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$2,662,390	$1,805,627
Inventory	78,473	9,797
Prepaid expenses	26,337	52,105
Accounts receivable	13,000	-
Loan receivable	5,000	5,000
Marketable securities	175,000	150,000
Total current assets	2,960,200	2,022,529
Property and equipment, net of accumulated depreciation of $12,026 and $11,187, respectively.	4,754	5,593
Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	50,534	53,692
Security deposits	2,488	7,440
Total other assets	53,022	61,132
TOTAL ASSETS	$3,017,976	$2,089,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$708,540	$217,728
Due to shareholder	5,000	412,500
Due to First Insurance Funding	-	23,280
Due to related party	1,649,832	1,649,832
Promissory note - related party (including accrued interest of $147,036 and $140,526 respectively)	1,027,036	1,020,526
Total current liabilities	3,390,408	3,323,866
Long-term liabilities:
Convertible note payable (including accrued interest of $181,116 and $132,733 respectively) net of unamortized debt discount of $796,341 and $815,004, respectively (see note 12)
	4,914,252	4,847,207
Total long-term liabilities	4,914,252	4,847,207
TOTAL LIABILITIES	8,304,660	8,171,073

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively
	50	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively
	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized
61,072,411 and 59,582,890 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively;	6,107	5,958
Additional paid in capital	25,993,771	22,863,608
Common stock to be issued	48,500	41,000
Accumulated deficit	(31,335,162)	(28,992,485)
TOTAL STOCKHOLDERS' DEFICIT	(5,286,684)	(6,081,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,017,976	$2,089,254

	The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the	For the
	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Revenues	$17,061	$14,248

Cost of goods sold	4,381	1,708

Gross profit (loss)	12,680	12,540

Operating Expenses:

Research and development expenses	532,679	678,655
Selling, general and administrative	1,772,831	1,369,243
Depreciation	839	839

Total operating expenses	2,306,349	2,048,737

Loss from operations	(2,293,669)	(2,036,197)

Other (Income) expenses:
Unrealized gain on marketable securities	(25,000)	-
Amortization of Debt Discount	18,662	580,663
Interest expense	55,346	146,632
Total other (income) expenses	49,008	727,295

Loss before provision of income tax	(2,342,677)	(2,763,492)
Provision for income tax	-	-

NET LOSS	$(2,342,677)	$(2,763,492)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,342,677)	$(2,763,492)

Loss per common share - basic and diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding - basic and diluted	60,252,001	55,020,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Stockholders' Deficit

Changes in shareholders’ equity for the three months ended March 31, 2018 was as follows:

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional Paid In Capital $	Accumulated Deficit $	Total $
	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $
Balance at December 31, 2017	54,564,441	5,457	-	-	-	-	500,000	50	500,000	50	15,923,789	(22,237,839)	(6,284,493)

Common stock issued against common stock to be issued	2,179	-	-	-	-	-	-	-	-	-	15,000	-	-
Common shares issued in redemption of note	1,925,830	193	-	-	-	-	-	-	-	-	403,289	-	403,482
Common stock issued for consulting services	174,000	17	-	-	-	-	-	-	-	-	817,783	-	817,800
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	-	-	9,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,763,492)	(2,763,492)

Balance at March 31, 2018	56,666,450	5,667	-	-	-	-	500,000	50	500,000	50	17,159,861	(25,001,331)	(7,817,203)

Changes in shareholders’ equity for the three months ended March 31, 2019 was as follows:

Balance at December 31, 2018	59,582,890	5,958	-	-	-	-	500,000	50	500,000	50	22,863,608	(28,992,485)	(6,081,819)
Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	-	-	-	-	7,500
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	1,137,500	-	1,137,500
Common stock issued under registration statement on Form S-3	1,250,000	125	-	-	-	-	-	-	-	-	1,592,687	-	1,592,812
Common stock issued per stock purchase agreement	239,521	24	-	-	-	-	-	-	-	-	399,976	-	400,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,342,677)	(2,342,677)

Balance at March 31, 2019	61,072,411	6,107	-	-	-	-	500,000	50	500,000	50	25,993,771	(31,335,162)	(5,286,684)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,342,677)	$(2,763,492)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	839	839
Stock based compensation	1,145,000	827,300
Amortization of prepaid insurance	25,768	20,959
Amortization of debt discount	18,662	580,663
Amortization of intangible assets	3,158	9,476
Unrealized gain on marketable securities	(25,000)	-
Change in operating assets and liabilities:
Increase in accounts receivable	(13,000)	-
Increase in prepaid expenses	-	(6,742)
Increase in inventory	(68,676)	987
Increase in due to First Insurance Funding	(23,280)	(22,807)
Increase in accounts payable and accrued expenses	545,705	189,455
Decrease in security deposits	4,952	-
Net cash used in operating activities	(728,549)	(1,163,362)

CASH FLOW FROM INVESTING ACTIVITIES:	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of convertible notes	-	(168,888)
Common stock issued under registration statement on Form S-3	1,592,812	-
Repayment of shareholders loans	(7,500)	-
Net cash provided by (used in) financing activities	1,585,312	(168,888)
Net increase (decrease) in cash and cash equivalents	856,763	(1,332,250)
Cash and cash equivalents at beginning of period	1,805,627	2,057,843
Cash and cash equivalents at end of period	$2,662,390	$725,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$164,890
Income taxes - net of tax refund	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against CS subscription	$400,000	$-
Common stock issued against common stock to be issued	$-	$15,000
Common stock issued against conversion of debt and interest	$-	$403,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2019, and for the three months period ended March 31, 2019 and 2018 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of March 31, 2019 (unaudited) and December 31, 2018, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 8, 2019.

NOTE 3: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $430,208 and has an accumulated deficit of $31,335,162 has cash used in operating activities of continuing operations $728,549. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 3,195,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. This includes sales for the three months ended March 31, 2019, during which the Company sold 1,250,000 shares and raised additional capital of $1,592,812 through this Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods. Actual results could differ from these estimates. Significant estimates are assumptions about collection of accounts receivable, useful life of intangible assets and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2019, the Company had no cash equivalents.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of March 31, 2019 the finished goods inventory totaled $126 and raw materials in production totaled $78,347.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the three months ended March 31, 2019 and 2018 the Company recorded $839 of depreciation expense for each of these periods.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of March 31, 2019 amounted to $50,534 net of accumulated impairment losses of $664,898.

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

Revenues are recognized when title for goods is transferred; non-refundable fees and proceeds from irrevocable agreements recognized when inflows or other enhancements of assets of the Company are received.

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

On September 3, 2018, the Company entered into a Letter of Intent (“LOI”) with Impression Health Limited (“Impression”), Australian company. Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products. Impression will collaborate with Axim for the licensing and distribution of its current and future medical cannabinoid products for distribution in Australia and New Zealand.

On February 8, 2019 the Company received orders for 7,500 boxes (225,000 individual units, or 22,500 blisters) of its chewing gums. The first shipment was received by customer and company recorded an income of $13,000 related to this sale of product as of March 31, 2019.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Revenues from continuing operations recognized for the three months ended March 31, 2019 and 2018 amounted to $17,061 and $14,248, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. Can Chew License Company, Marina Street LLC, and Axim Biotechnologies (the Netherland Company) as of March 31, 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company recorded a change in FMV of trading securities as unrealized gain of $25,000 for the three months ended March 31, 2019. These securities are classified as trading.

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2019, except for its convertible notes payable and derivative liability. The carrying amounts of these liabilities at March 31, 2019 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2019 and therefore classified as Level 1 within our fair value hierarchy.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	As of March 31, 2019

	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Marketable Securities	$175,000	$-	$-	$175,000

	As of December 31, 2018

	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Marketable Securities	$150,000	$-	$-	$150,000

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have allowance for doubtful accounts at March 31, 2019 and December 31, 2018. The Company had $13,000 accounts receivable at March 31, 2019 and -0- at December 31,2018.

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

There were 15,964,787 common share equivalents at March 31, 2019 and 15,843,037 common shares at December 31, 2018. For the three months ended March 31, 2019 and 2018 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $532,679 and $678,655 for the three months ended March 31, 2019 and 2018 respectively.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof. In February 2016, FASB issued an update 2016-02 and created Topic 842, Leases. Topic 842 effects any entity that enters into a lease arrangement with another person. The guidance in this update supersedes Topic 840. The main difference between previous GAAP and Topic 842 is the recognition of accounting policies for leases classified as operating leases under previous GAAP. The amendments in this update for public business entities that file with the Securities and Exchange Commission are effective for fiscal years beginning after Dec. 15, 2018 and the interim periods within that year with early application permitted for all entities. The Company is adopting the lease accounting model as described in Topic 842 for the fiscal year begins on January 1, 2019.

The Company has no long-term operating leases and thus the adoption of ASC 842 had no impact on the condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Tope 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We are currently evaluating the impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (continued)

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Prepaid insurance	$26,338	$52,105
	$26,338	$52,105

For the three months ended March 31, 2019 and 2018, the Company recognized amortization of prepaid expense of $25,767, $20,959, respectively.

NOTE 6: MARKETABLE SECURITIES

The Company utilizes FAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. The Company received marketable securities, 10,300,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL as part of the agreement and letter of intent (LOI). The Company categorize these securities as trading securities and report them at fair value, with unrealized gains and losses included in earnings. The Company recorded securities at FMV at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000. On March 29, 2019 the stock price was A$ 0.024 per share as quoted on www.asx.com.au and exchange rate of $0.71 AUD/USD as quoted on www.oanda.com and had FMV $175,000 as of March 31, 2019. The change to the FMV in marketable securities for the period resulted in unrealized gain of $25,000 which Company recorded on March 31, 2019.

NOTE 7: RESERVATION FEE DEPOSIT

The Company does not have active reservation fee deposit as of March 31, 2019.

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

The following table summarizes promissory note payable as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	147,036	140,526
	$1,027,036	$1,020,526

For the three months ended March 31, 2019 and 2018 the Company recognized interest expense of $6,510 and $6,510, respectively on this note.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from Can Chew Biotechnologies totaling $1,649,832 as of March 31, 2019, which includes $0 received during the three months ended March 31, 2019. The advances are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note. The advance are classified as due in current liabilities.

Effective April 2, 2019, Blake N. Schroeder resigned as a member of the company’s Board of Directors. Mr. Schroeder’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices.

On April 3, 2019 pursuant to the Company’s Amended and Restated Bylaws, the holder of the Company’s Series C Preferred Stock appointed Mauricio Javier Gatto-Bellora to fill the director seat vacated by the resignation of Mr. Schroeder.

Effective January 1, 2019 the company entered into a thirty month consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. As of March 31, 2019, the total outstanding balance was $35,000 for consulting fees.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

On June 25, 2018, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $85,000. A cash down payment of $17,000 was paid on June 25, 2018. Under the terms of the insurance financing, payments of $7,760, which include interest at the rate of 6.45% per annum, are due each month for nine months commencing on July 25, 2018. The balance was paid off as of March 31, 2019. It is expected that this policy will be renewed in June 2019.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	4,375	3,981
	$49,375	$48,981

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014 and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year-end December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of March 31, 2019 is $49,375, including interest accrued thereon of $4,375.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The following table summarizes convertible note payable as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on November 1, 2021, interest at 3.5% p.a.	4,000,000	4,000,000
Accrued interest	176,741	128,752
Total	5,661,219	5,613,230
Less: unamortized debt discount/finance premium costs	(796,341)	(815,004)
Convertible note payable, net	4,864,878	4,798,226
Less: current portion	-	-
Long term portion	$4,864,878	$4,798,226

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

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of March 31, 2019, the balance of secured convertible notes was $526,274 which included $41,796 accrued interest.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount was recorded related to beneficial conversion feature. In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2019, this note has not been converted and the balance of secured convertible notes was $1,086,722 which included $86,722 accrued interest.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of March 31, 2019, the balance of secured convertible note was $4,048,222 which included $48,222 accrued interest.

During the three months ended March 31, 2019 and 2018 the Company amortized the debt discount on all the notes of $18,662 and $580,663, respectively, to other expenses.

NOTE 12: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of March 31, 2019. On January 2, 2019, John Huemoeller the CEO was granted the option to purchase 2 million shares of Axim Common stock under the plan at a purchase price of $0.75 per share. 1 million shares vested immediately and 1 million shares vest at the end of 2019

NOTE 13: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of March 31, 2019, and December 31, 2018 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its shareholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of March 31, 2019, and 2018 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 13: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

On February 20, 2019, MJNA Investment Holdings LLC (“Seller”) sold its 500,000 shares of AXIM Biotechnologies, Inc.’s, a Nevada corporation (the “Company”) Series C Preferred Stock to Juniper & Ivy Corporation, a Nevada corporation (“Purchaser”) for a purchase price of $500,000 (the “Purchase Price”) pursuant to a Preferred Stock Purchase Agreement (the “Purchase Agreement”). Payment of the Purchase Price was made as follows (i) a $65,000 payment made by check payable to Seller, which Purchaser borrowed from an unrelated third-party and which has no recourse against the Series C Preferred Stock or assets of Purchaser (the "Loan"), and (ii) the issuance by Purchaser to Seller of a promissory note, face value, $435,000, which has no recourse against the Series C Preferred Stock or assets of Purchaser (the "Note"). The Company’s Chief Executive Officer John W. Huemoeller II is the President of Purchaser. Mr. Huemoeller provided a personal guaranty for the Loan and the Note.

The holders of the Series C Preferred Stock are entitled to elect four members to the Company’s Board of Directors and are entitled to cast 100 votes per share on all other matters presented to the shareholders for a vote. As a result of this transaction, a change in control has occurred.

Effective April 2, 2019, Blake N. Schroeder resigned as a member of the Company’s Board of Directors. Mr. Schroeder’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices.

On April 3, 2019 pursuant to the Company’s Amended and Restated Bylaws, the holder of the Company’s Series C Preferred Stock appointed Mauricio Javier Gatto-Bellora to fill the director seat vacated by the resignation of Mr. Schroeder.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 13: STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2019, and December 31, 2018, the Company had 61,072,411 and 59,582,890 shares of common stock issued and outstanding, respectively.

During the period between January 1, 2019 and March 31, 2019 the Company issued total 1,250,000 shares valued $1,592,813 pursuant to the Company’s Registration Statement on Form S-3. The Company received $1,592,813 in cash.

On March 12, 2019 the Company issued 239,521 restricted shares of its common stock to third party valued at $400,000 pursuant to the stock purchase agreement. The cash was received in 2018.

NOTE 14: STOCK OPTIONS

On January 02, 2019, the Company granted 2,000,000 options with an exercise price of $0.75 per share to the Company owned by Mr. John Huemoeller, Chief Executive Officer of the Company.

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2019:

Options Outstanding				Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
0.75	2,000,000	10	0.75	2,000,000	0.75

The stock option activity for the year ended March 31, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price ($)
Outstanding at December 31, 2018	-	-
Granted	2,000,000	0.75
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2019	2,000,000	0.75

Stock-based compensation expense related to vested options was $1,137,500 during the three months ended March 31, 2019 which includes $227,500 compensation expenses for unvested options. The Company determined the value of share-based compensation for options vesting during the three months ended March 31, 2019 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.91, risk-free interest rate of 2.66%, volatility of 318%, expected lives of 10 years, and dividend yield of 0%.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 15: COMMITMENT AND CONTINGENCIES

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

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock

Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. On January 2, 2019 the Company recorded $910,000 of compensation expenses for vested stock options. On March 31, 2019 recorded $227,500 compensation expenses for unvested options.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 15: COMMITMENT AND CONTINGENCIES (CONTINUED)

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

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand. On December 20, 2018 the Company signed Exclusivity Agreement on terms that include Exclusivity period of 90 days after the date on which this agreement is executed with Impression in exchange for 10,300,000 ordinary fully paid shares in Impression at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000 which the Company recognized as a revenue in 4th quarter of 2018. On March 31, 2019 the Company valuated the change on FMV of marketable securities and recorded unrealized gain of $25,000.

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $295. A balance of security deposit was $2,488 as of March 31, 2019.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,731 or approximately $2,000.

Litigation

As of March 31, 2019, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 16: SUBSEQUENT EVENTS

Between April 1, 2019 and May 7, 2019, the Company issued total 500,000 S-3 shares of its common stock valued $467,875 pursuant to the Company’s Registration Statement on Form S-3.

On April 23, 2019, the Company announced that its nutraceutical division entered into a purchase order agreement for the purchase of 50,000 boxes (1.5 million individual pieces) of its proprietary cannabidiol (CBD)-based chewing gum with a leading direct-to-consumer company for distribution throughout the United States. The payment in advance of $275,000 received for this order.

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

On October 16, 2018, the Company formed a wholly owned disregarded entity Marina Street, LLC as part of improvement of internal control over cash management and bank activities.

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

•Private label sales of our patented functional chewing gum formulations that comprises the inclusion of cannabinoids.

•Private label sales of our patented toothpaste that comprises the inclusion of cannabinoids.

•Private label sales of our patented topical creams that comprises the inclusion of various cannabinoids.

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

New patent pending cannabinoid extraction techniques as well as pure, water soluble, freeze-dried cannabinoids are being developed in cooperation with Syncom, BV, The Netherlands, which practically solves the issue with very poor absorption of currently available, oil-based cannabinoids.

There are numerous other R&D projects being considered involving our proprietary intellectual property. These will be strategically planned depending on availability of funds to carry on.

Intellectual Property

Currently, our intellectually property includes patents, trademarks and other proprietary, confidential and/or trade secret information. Our patent applications include thirteen (13) patent application families for oral care compositions, ophthalmic solutions, sugar alcohol kneading method, cosmetics, antimicrobial compositions, THC extraction method, nicotine dependence treatment gum, opioid dependence treatment gum, restless leg treatment gum, suppositories, method to treat psoriasis, method to treat atopic dermatitis, and method to treat vitiligo. Eleven (11) of our patent applications are in non-provisional stage in the U.S., and thirteen (13) are currently in national stage in foreign jurisdictions. Our patents include seven (7) patents for ophthalmic solutions, method to use the ophthalmic solution to treat glaucoma and conjunctivitis, two patents on process to extract THC, suppositories, oral care compositions, and method to treat atopic dermatitis; and one (1) licensed patent (chewing gum containing cannabinoids, covering all cannabinoids, including THC). We are in the process of developing and filing more patent applications.

We have twenty six (26) trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, A Axim Biotech, Cannanimals, CanQuit, CannaCoal, CanChui, CanShu, Oraximax, ReneCann, OpthoCann, Cannonich, Cannocyn, HempChew, SuppoCann, CanChew, CanChew Hemp CBD Gum, CanChew Rx, MedChew, CanChew Plus, CanQuit OC, MedChew GP, MedChew RL, CanChew +, CanChew +10, CanChew +50, CanChew +100. Corresponding trademark applications have been filed in other jurisdictions have received registration or are pending. Certain additional trademark applications have been filed in other jurisdictions for some of the marks and have either received registration or are pending.

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

Employees

As of May 7, 2019, we have 4 full-time employees and 2 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended March 31,2019 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the three months ended March 31, 2019 to March 31, 2018.

For the three months periods ended March 31, 2019 and 2018, our revenues from continuing operations totaled $17,061 and $14,248 respectively, unrealized gain on change in FMV of trading securities $25,000 and -0-, respectively for the same periods.

	Three Months Period Ended Mach 31, 2019	Three Months Period Ended Mach 31, 2018	$ Change	% Change

Research and development	$532,679	$678,655	$(145,976)	(21.51%)
Depreciation	839	839	-	0.00%
Advertising and promotions	48,740	88,639	(39,899)	(45.01%)
Travel and entertainment expenses	30,874	26,858	4,016	14.95%
Office/Other expenses	42,872	33,150	9,722	29.33%
Impairment	3,158	9,475	(6,317)	(66.67%)
Licenses and permits	2,400	5,727	(3,327)	(58.09%)
Legal and other fees	120,794	95,830	24,964	26.05%
Officer’s salary	45,000	60,000	(15,000)	(25.00%)
Consulting fees	233,024	126,746	106,278	83.85%
Compensation costs	1,137,500	817,800	319,700	39.09%
Audit fees	57,500	52,500	5,000	9.52%
Filing fees	1,321	1,806	(485)	(26.85%)
Insurance expense	25,290	20,959	4,331	20.66%
Taxes	4,358	4,753	(395)	(8.31%)
Directors fees	20,000	25,000	(5,000)	(20.00%)

Total	$2,306,349	$2,048,737	$257,612	12.57%

Our operating expenses for the three month periods ended March 31, 2019 and 2018, were $2,306,349 and $2,048,737 respectively. The changes for the three month period ended March 31, 2019, was primarily due to a compensation costs recorded in March 2019.Research has become more focused and spending will probably ramp up in coming quarters. Advertising costs have been reduced by eliminating one vendor.

Other (Income) expenses:

Our interest expense for the three months ended March 31, 2019 and 2018, was $55,346, and $146,632 respectively. The Company incurred $18,662 and 580,663 amortization expense on debt discount during the three months ended March 31, 2019 and 2018 respectively. The $4,000,000 note retired in 2018.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $430,208 and has an accumulated deficit of $31,335,162, has cash used in operating activities of $728,549 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Three months ended March 31, 2019 and 2018

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $728,549 for the three months ended March 31, 2019, as compared to net cash used of $1,163,362 for the three months ended March 31, 2018. The cash used in operating activities is primarily attributable to our net loss from operations of $2,342,677 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the three months ended March 31, 2019 these non-cash expenses were stock-based compensation of 1,137,500 and amortization of $18,662. For the three months ended March 31, 2018 stock-based compensation was $827,800 and amortization was $580,663. For three months ended March 31, 2019 and March 31, 2018 the Company recorded increase to accounts payable and accrued expenses $545,705 and $189,455 respectively.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended March 31, 2019 was $-0- compared to $-0- for the same period in 2018.

Net Cash Provided by Financing Activities

Net cash provided (used) by financing activities during the three months period ended March 31, 2019, was $1,585,312 compared to ($168,888) for the same period in 2018. The company has successfully raised significant capital in exchange for its common stock for the three months ended March 31, 2019.

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

Recently issued accounting standards

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Tope 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entites, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We are currently evaluating the impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

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

Foreign Currency Transactions

Our Foreign currency expenses were $382 for the three months ended in March 31, 2019, and $4,717 for the same period in 2018.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2019. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

Changes in Internal Control Over Financial Reporting

The Company has formal Compensation, Audit, Nominating and Governance Committees. Management and the Board established controls over financial reporting through policies and procedures that help ensure that management’s directives to mitigate risks to the achievement of objectives are carried out. Control activities are performed at all levels of the entity, at various levels within day-to-day procedures, and over technology environment. The Company’s control over financial reporting includes combination of preventive and detective controls and encompass a range of manual and automated activities such as authorizations and approvals, verifications, reconciliations, cash management and banking activities, and business performance reviews.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2019 and March 31, 2019 the Company issued total 1,250,000 shares valued $1,592,812 pursuant to the Company’s Registration Statement on Form S-3. The Company received $1,592,812 in cash.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On January 2, 2019 Dr. George Anastassov resigned as the Chief Executive Officer (CEO) of AXIM Biotechnologies, Inc. Dr. Anastassov’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices. Dr. Anastassov will remain a member and Chairman of the Board of Directors and will retain the title of Founder in a consulting role with the Company. The Board of Directors of the Company appointed Mr. John W. Huemoeller II as the Company’s Chief Executive Officer.

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

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of March 31, 2019, the principal balance of this note was $484,478 and $41,796 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2019, this note has not been converted, the principal balance of this note was $1,000,000 and $86,722 in accrued interest.

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The principal amount of $4,000,000 together with interest computed on the basis of 360-day year and compounded semi-annual basis at the rate equal to 3.5% per annum. The interest shall be payable on a semi-annual basis beginning on May 1, 2019 and thereafter on the first day of each May and November until the Maturity Date – November 1, 2021, at which time all principal and interest accrued hereon shall be due and payable. As of March 31, 2019, the principal of secured convertible notes was $4,000,000 and $48,222 accrued interest.

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

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2019 and 2018 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: May 15, 2019	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director Principal Executive Officer

Dated: May 15, 2019	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer