Form 10-Q
period 2019-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2019-08-14
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]	Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting Company	[X]	Emerging growth Company	[ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,535,419 of common stock, par value $0.0001 per share, outstanding as of August 12, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$2,208,453	$1,805,627
Inventory	84,670	9,797
Prepaid expenses	211,697	52,105
Loan receivable	5,000	5,000
Marketable securities	288,400	150,000
Investment in Joint Venture	27,490	-
Total current assets	2,825,710	2,022,529

Property and equipment, net of accumulated depreciation of $12,865 and $11,187, respectively.	3,915	5,593

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	50,534	53,692
Security deposits	1,603	7,440
Total other assets	52,137	61,132

TOTAL ASSETS	$2,881,762	$2,089,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,072,079	$217,728
Customer Deposits	275,000	-
Due to shareholder	5,000	412,500
Due to First Insurance Funding	85,509	23,280
Due to related party	1,649,832	1,649,832
Promissory note - related party (including accrued interest of $153,618 and $140,526 respectively)	1,033,618	1,020,526
Total current liabilities	4,121,038	3,323,866

Long-term liabilities:
Convertible note payable (including accrued interest of $169,759 and $132,733 respectively)
net of unamortized debt discount of $777,679 and $815,004, respectively (see note 13)	4,921,557	4,847,207
Total long-term liabilities	4,921,557	4,847,207

TOTAL LIABILITIES	9,042,595	8,171,073

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Common stock, $0.0001 par value, 300,000,000 shares authorized
61,842,079 and 59,582,890 shares issued and outstanding, respectively;	6,184	5,958
Additional paid in capital	26,965,695	22,863,608
Common stock to be issued	7,500	41,000
Accumulated deficit	(33,140,312)	(28,992,485)
TOTAL STOCKHOLDERS' DEFICIT	(6,160,833)	(6,081,819)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,881,762	$2,089,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six months ended June 30, 2019	For the Six months ended June 30, 2018
Revenues	$93,088	$8,174	$110,149	$22,422
Cost of goods sold	87,641	2,281	92,022	3,989
Gross profit	5,447	5,893	18,127	18,433

Operating Expenses:
Research and development expenses	991,637	672,743	1,524,316	1,351,398
Selling, general and administrative	856,887	673,313	2,629,718	2,042,556
Depreciation	839	839	1,678	1,678
Total operating expenses	1,849,363	1,346,895	4,155,712	3,395,632

Loss from operations	(1,843,916)	(1,341,002)	(4,137,585)	(3,377,199)

Other (Income) expenses:
Unrealized gain on marketable securities	(113,400)	-	(138,400)	-
Amortization of Debt Discount	18,662	224,811	37,325	805,474
Interest expense	55,970	112,753	111,317	259,385
Total other (income) expenses	(38,768)	337,564	10,242	1,064,859

Loss before provision of income tax	(1,805,148)	(1,678,566)	(4,147,827)	(4,442,058)
Provision for income tax	-	-	-	-

NET LOSS	$(1,805,148)	$(1,678,566)	$(4,147,827)	$(4,442,058)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,805,148)	$(1,678,566)	$(4,147,827)	$(4,442,058)

Loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.08)

Weighted average common shares outstanding - basic and diluted	61,611,271	56,930,136	60,936,194	55,985,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statement of Stockholders' Deficit

(Unaudited)

					Series A Convertible		Series B Convertible		Series C Convertible		Common Stock to be Issued	Additional Paid In Capital	Accumulated Deficit	Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	54,564,441	$5,457	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$24,000	$15,923,789	$(22,237,839)	$(6,284,493)

Common stock issued against common stock to be issued	2,179	-	-	-	-	-	-	-	-	-	(15,000)	15,000	-	-
Common shares issued in redemption of note	1,925,830	193	-	-	-	-	-	-	-	-	-	403,289	-	403,482
Common stock issued for consulting services	174,000	17	-	-	-	-	-	-	-	-	-	817,783	-	817,800
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	9,500	-	-	9,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,763,492)	(2,763,492)
Balance at March 31, 2018	56,666,450	$5,667	-	$ -	-	$ -	500,000	$ 50	500,000	$50	$18,500	$17,159,861	$(25,001,331)	$(7,817,203)
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	18,820	-	-	18,820
Common stock to be issued to board of directors	-	-	-	-	-	-	-	-	-	-	125,000	-	-	125,000
Common stock issued under registration statement on Form S-3	670,000	67	-	-	-	-	-	-	-	-	-	1,784,465	-	1,784,532
Common stock issued per stock purchase agreement	204,778	21	-	-	-	-	-	-	-	-	-	599,979	-	600,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,678,566)	(1,678,566)
Balance at June 30, 2018	57,541,228	$5,755	-	$ -	-	$ -	500,000	$ 50	500,000	$50	$162,320	$19,544,305	$(26,679,897)	$(6,967,417)

Balance at December 31, 2018	59,582,890	$5,958	-	$ -	-	$ -	500,000	$ 50	500,000	$50	$41,000	$22,863,608	$(28,992,485)	$(6,081,819)
Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Stock based compensation – stock options	-	-	-	-	-	-	-	-	-	-	-	1,137,500	-	1,137,500
Common stock issued under registration statement on Form S-3	1,250,000	125	-	-	-	-	-	-	-	-	-	1,592,687	-	1,592,812
Common stock issued per stock purchase agreement	239,521	24	-	-	-	-	-	-	-	-	-	399,976	-	400,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,342,677)	(2,342,677)
Balance at March 31, 2019	61,072,411	$6,107	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$48,500	$25,993,771	$(31,335,162)	$(5,286,684)

Common stock issued against common stock to be issued	19,668	2	-	-	-	-	-	-	-	-	(48,500)	48,498	-	-
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	-	227,500	-	227,500
Common stock issued under registration statement on Form S-3	750,000	75	-	-	-	-	-	-	-	-	-	695,926	-	696,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,805,150)	(1,805,150)
Balance at June 30, 2019	61,842,079	$6,184	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$7,500	$26,965,695	$(33,140,312)	$(6,160,833)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,147,827)	$(4,442,058)

Adjustments to reconcile net loss to cash provided by (used in) in operating activities:
Depreciation	1,678	1,678
Stock based compensation	1,380,000	971,120
Amortization of prepaid insurance	51,740	42,150
Amortization of debt discount	37,325	805,474
Amortization of intangible assets	3,158	9,475
Increase in escrow receivable	(138,400)	-

Changes in operating assets & liabilities:
Increase in prepaid expenses	(104,973)	(7,790)
Increase in prepaid insurance	(106,359)	(85,000)
Increase in inventory	(74,873)	2,666
Increase in due to First Insurance Funding	62,229	47,034
Increase in accounts payable and accrued expenses	904,468	(95,882)
Increase in customer deposit	275,000	-
Investment in Joint Venture	(27,490)	-
Decrease in security deposits	5,837	-
Net cash used in operating activities	(1,878,487)	(2,751,133)

CASH FLOW FROM INVESTING ACTIVITIES:	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of shareholders note	(7,500)	7,500
Repayment of convertible notes	-	(1,183,571)
Common stock issued under registration statement on Form S-3	2,288,813	1,784,532
Common stock issued per stock purchase agreement	-	600,000
Net cash provided by financing activities	2,281,313	1,208,461

Net increase in cash and cash equivalents	402,826	(1,542,672)
Comprehensive income (loss)	-	-
Cash and cash equivalents at beginning of period	1,805,627	2,057,843
Cash and cash equivalents at end of period	$2,208,453	$515,171
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$60,278	$282,680
Income taxes - net of tax refund
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against CS subscription	$400,000	$-
Common stock issued against common stock to be issued	$48,500	$15,000
Common stock issued against conversion of debt and interest	$-	$403,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2019, and for the three and six months period ended June 30, 2019 and 2018 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of June 30, 2019 (unaudited) and December 31, 2018, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 8, 2019.

NOTE 3: GOING CONCERN

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the condensed consolidated financial statements, the Company has negative working capital of $1,295,328 and has an accumulated deficit of $33,140,312 has cash used in operating activities of continuing operations $1,878,487. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 3,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. This includes sales for the six months ended June 30, 2019, during which the Company sold 2,000,000 shares and raised additional capital of $2,288,813 through this Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

June 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2019, the Company had no cash equivalents.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of June 30, 2019 the finished goods inventory totaled $104 and raw materials in production totaled $84,566.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the six months ended June 30, 2019 and 2018 the Company recorded $1,678 of depreciation expense for each of these periods. For the three months ended June 30, 2019 and 2018 the Company recorded $839 of depreciation expenses for each of these periods.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of June 30, 2019 amounted to $50,534 net of accumulated impairment losses of $664,898.

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

On February 8, 2019 the Company received orders for 7,500 boxes (225,000 individual units, or 22,500 blisters) of its chewing gums. The orders were produced and shipped to the clients as of June 30, 2019.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 23, 2019, the Company announced that its nutraceutical division entered into a purchase order agreement for the purchase of 50,000 boxes (1.5 million individual pieces) of its proprietary cannabidiol (CBD)-based chewing gum with a leading direct-to-consumer company for distribution throughout the United States.

On May 31, 2019, AXIM Biotechnologies, Inc. (“AXIM”) entered into a cannabinoid product supply agreement with Impression Healthcare Limited (“Impression”), Australia’s largest home dental impression company, for the supply of the AXIM’s toothpaste and mouthwash containing cannabidiol (CBD) for its clinical trial for the treatment of periodontitis. The supply agreement is in preparation for a clinical trial to test the effectiveness of CBD in treating periodontitis. The clinical trial will be performed at Swinburne University of Technology in Melbourne, Australia. In accordance with the agreement, AXIM will supply the first batch of its patented toothpaste and mouthwash products containing CBD, along with associated placebo units for Impression to perform a randomized control clinical trial.

Revenues from continuing operations recognized for the three and six months ended June 30, 2019 and 2018 amounted to $93,088, $8,174, $110,149 and $22,422, respectively. The Company expanded sales activities and received new orders in 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. Can Chew License Company, Marina Street LLC and Axim Biotechnologies (the Netherland Company) as of June 30, 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	As of June 30, 2019
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements
Marketable Securities	$288,400	$ -	$ -	$288,400

	As of December 31, 2018
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements
Marketable securities	$150,000	$ -	$ -	$150,000

The Company recorded a change in FMV of trading securities as unrealized gain of $138,400 for the six months ended June 30, 2019. These securities are classified as trading.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2019, except for its convertible notes payable and derivative liability. The carrying amounts of these liabilities at June 30, 2019 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is as of June 30, 2019 is classified as Level 1 within our fair value hierarchy.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

June 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have allowance for doubtful accounts at June 30, 2019 and December 31, 2018. The Company had -0- accounts receivable at June 30, 2019 and -0- at December 31, 2018.

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

There were 16,047,678 common share equivalents at June 30, 2019 and 15,843,037 common shares at December 31, 2018. For the six months ended June 30, 2019 and 2018 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $991,637 and $672,743 for the three months ended June 30, 2019 and 2018 respectively. The Company incurred research and development expenses of $1,524,316 and $1,351,398 for the six months ended June 30, 2019 and 2018 respectively.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

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

June 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Prepaid insurance	$106,724	$52,105
Prepaid raw material/inventory	104,973	-
	$211,697	$52,105

For the three and six months ended June 30, 2019 and 2018, the Company recognized amortization of prepaid expense of $25,972, $21,192, $51,740 and $42,150, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 6: MARKETABLE SECURITIES

The Company utilizes FAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. The Company received marketable securities, 10,300,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL as part of the agreement and letter of intent (LOI). The Company categorize these securities as trading securities and report them at fair value, with unrealized gains and losses included in earnings. The Company recorded securities at FMV at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000. On June 30, 2019 the stock price was A$ 0.041 per share as quoted on www.asx.com.au and exchange rate of $0.70 AUD/USD as quoted on www.oanda.com and had FMV $288,400 as of June 30, 2019. As of June 30, 2019 the change to the FMV in marketable securities for the period resulted in unrealized gain of $113,400, and $138,400 for three and six months respectively.

NOTE 7: RESERVATION FEE DEPOSIT

The Company does not have active reservation fee deposit as of June 30, 2019.

NOTE 8: INVESTMENT IN THIRD PARTY

On June 11, 2019 the Company entered in operating agreement as 1/3 member of KAM Industries LLC, a Wyoming Limited Company. On June 18, 2019 KAM Industries LLC entered into Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owned by FarmShare LLC with whom KAM contracted to purchase a percentage of the hemp harvest for the 2019 growing season. Once the hemp is harvested from the 2019 growing season Axim will get its 1/3 share at no additional cost. The agreement then expires unless renewed for 2020 with an additional payment. The Company paid 33.3% of the KAM Industries, LLC payments due and recorded $27,490 as current asset as of June 30, 2019.

NOTE 9: CUSTOMER DEPOSITS

On April 23, 2019 the Company received customer deposit of $275,000 for orders to be shipped during months of July and August of 2019. The Company has recorded customer deposits of $275,000 as of June 30, 2019.

NOTE 10: PROMISSORY NOTE - RELATED PARTY

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

The following table summarizes promissory note payable as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	153,618	140,526
	$1,033,618	$1,020,526

For the three and six months ended June 30, 2019 and 2018 the Company recognized interest expense of $6,582, $6,582, $13,092 and $13,092, respectively on this note.

NOTE 11: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from Can Chew Biotechnologies totaling $1,649,832 as of June 30, 2019, which includes -0- received during the six months ended June 30, 2019. The advances are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note. The advance is classified as due in current liabilities.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 11: RELATED PARTY TRANSACTIONS (CONTINUED)

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

Effective January 1, 2019 the company entered into a thirty month consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month to month basis at the discretion of management. As of June 30, 2019, the total outstanding balance was $-0- for consulting fees.

NOTE 12: DUE TO FIRST INSURANCE FUNDING

On June 25, 2019, the Company renewed its D&O and EPL insurance policy with total premiums, taxes and fees for $97,000 and $6,849 respectively. A cash down payment of $20,850 was paid on July 16, 2019. Under the terms of the insurance financing, payments of $9,501, which include interest at the rate of 7.2% per annum, are due each month for nine months commencing on July 25, 2019. For the six months ended June 30, 2019 and 2018 the Company recognized insurance expense of $50,818 and $42,151 respectively.

NOTE 13: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	4,773	3,981
	$49,773	$48,981

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014 and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year-end December 31, 2016. On June 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of June 30, 2019 is $49,773, including interest accrued thereon of $4,773.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 13: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The following table summarizes convertible note payable as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on November 1, 2021, interest at 3.5% p.a.	4,000,000	4,000,000
Accrued interest	164,985	128,752
Total	5,649,463	5,613,230
Less: unamortized debt discount/finance premium costs	(777,679)	(815,004)
Convertible note payable, net	4,871,784	4,798,226
Less: current portion	-	-
Long term portion	$4,871,784	$4,798,226

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

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of June 30, 2019, the balance of secured convertible notes was $530,561 which included $46,083 accrued interest.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount was recorded related to beneficial conversion feature. In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2019, this note has not been converted and the balance of secured convertible notes was $1,095,569 which included $95,569 accrued interest.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 13: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The interest on this note is payable bi-annually every May 1 and November 1. On May 1, 2019 the Company paid accrued interest of $60,278.

As of June 30, 2019, the balance of secured convertible note was $4,023,333 which included $23,333 accrued interest.

During the three and six months ended June 30, 2019 and 2018 the Company amortized the debt discount on all the notes of $18,662, $224,811, $37,325 and $805,474, respectively, to other expenses.

NOTE 14: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of June 30, 2019. On January 2, 2019, John Huemoeller the CEO was granted the option to purchase 2 million shares of Axim Common stock under the plan at a purchase price of $0.75 per share. 1 million shares vested immediately and 1 million shares vest at the end of 2019.

NOTE 15: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated "blank check" preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2019, and December 31, 2018 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its shareholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of June 30, 2019, and 2018 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 15: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2019, and December 31, 2018, the Company had 61,842,079 and 59,582,890 shares of common stock issued and outstanding, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 15: STOCKHOLDERS’ DEFICIT (CONTINUED)

During the period between January 1, 2019 and June 30, 2019 the Company issued total 2,000,000 shares valued $2,288,813 pursuant to the Company’s Registration Statement on Form S-3. The Company received $2,288,813 in cash.

On March 12, 2019 the Company issued 239,521 restricted shares of its common stock to third party valued at $400,000 pursuant to the stock purchase agreement. The cash was received in 2018.

On May 23, 2019 the Company issued 19,668 shares of its common stock to its Advisory board valued at $48,500 which were carried on the books as stock to be issued.

NOTE 16: STOCK OPTIONS

On January 02, 2019, the Company granted 2,000,000 options with an exercise price of $0.75 per share to the Company owned by Mr. John Huemoeller, Chief Executive Officer of the Company.

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.75	2,000,000	10	$0.75	2,000,000	$0.75

The stock option activity for the year ended June 30, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	-	-
Granted	2,000,000	$ 0.75
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2019	2,000,000	$ 0.75

Stock-based compensation expense related to vested options was $1,365,000 during the six months ended June 30, 2019. which includes $455,000 compensation expenses for unvested options. The Company determined the value of share-based compensation for options vesting during six months ended June 30, 2019 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.91, risk-free interest rate of 2.66%, volatility of 318%, expected lives of 10 years, and dividend yield of 0%.

NOTE 17: COMMITMENT AND CONTINGENCIES

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock

Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. On January 2, 2019 the Company recorded $910,000 of compensation expenses for vested stock options. On June 30, 2019 recorded $455,000 compensation expenses for unvested options.

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

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand. On December 20, 2018 the Company signed Exclusivity Agreement on terms that include Exclusivity period of 90 days after the date on which this agreement is executed with Impression in exchange for 10,300,000 ordinary fully paid shares in Impression at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000 which the Company recognized as a revenue in 4th quarter of 2018. On June 30, 2019 the Company valuated the change on FMV of marketable securities and recorded unrealized gain of $138,400.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

On May 31, 2019, AXIM Biotechnologies, Inc. (“AXIM”) entered into a cannabinoid product supply agreement with Impression Healthcare Limited (“Impression”), Australia’s largest home dental impression company, for the supply of the AXIM’s toothpaste and mouthwash containing cannabidiol (CBD) for its clinical trial for the treatment of periodontitis. The supply agreement is in preparation for a clinical trial to test the effectiveness of CBD in treating periodontitis. The clinical trial will be performed at Swinburne University of Technology in Melbourne, Australia. In accordance with the agreement, AXIM will supply the first batch of its patented toothpaste and mouthwash products containing CBD, along with associated placebo units for Impression to perform a randomized control clinical trial.

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $295. A balance of security deposit was $1,603 as of June 30, 2019.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,731 or approximately $2,000.

Litigation

As of June 30, 2019, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 18: SUBSEQUENT EVENTS

On July 2, 2019, AXIM Biotechnologies, Inc. (“AXIM”) entered into a multi-term, non-exclusive license and distribution agreement (“Agreement”) with Colorado based gum developer, KISS Industries, LLC (“KISS Industries”). Under the terms of the Agreement, AXIM grants KISS Industries a non-exclusive license to formulate and sell products that fall within AXIM’s cannabinoid chewing gum patent in exchange for royalties to be paid to AXIM based upon KISS Industries sales in the United States and Mexico. The Agreement also grants AXIM the right to: (i) acquire 10 percent of KISS Industries under certain conditions; and (ii) match any outside future offer to acquire KISS Industries as a whole. Further, AXIM’s CEO John W. Huemoeller II will also join the Board of Directors of KISS Industries.

On July 11, 2019 the Company has issued 687,285 shares of its restricted common stock to Kettner Investment LLC valued at $500,000 pursuant to the stock purchase agreement.

On August 1, 2019 the Company has issued 6,055 shares of its restricted stock to Advisory Board at book value of $7,500.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with trading publicly; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

On June 11, 2019 the Company entered in operating agreement as 1/3 member of KAM Industries LLC, a Wyoming Limited Company. On June 18, 2019 KAM Industries LLC entered into Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owed by FarmShare LLC with whom contracted to purchase a percentage of the hemp harvest for the 2019 growing season.

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

Source and Availability of Raw Materials

The Company currently has arrangements with multiple reputable suppliers which are expected to meet the projected needs for materials for the upcoming year. These suppliers are based in The Netherlands. The Company entered into Joint Venture contract to own industrial hemp production of the harvest yield in Wayne County, North Carolina through KAM Industries LLC.

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

On September 27, 2018, the Department of Justice and Drug Enforcement Administration announced that Epidiolex, the newly approved medication by the Food & Drug Administration, is being placed in Schedule V of the Controlled Substances Act, the least restrictive schedule of the federal Controlled Substances Act of 1970 (the “CSA”). On June 26 2018, the FDA announced it approved Epidiolex for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. Epidiolex contains cannabidiol (CBD), a chemical constituent of the cannabis plant (commonly referred to as marijuana). The CBD in Epidiolex is extracted from the cannabis plant and is the first FDA-approved drug to contain a purified extract from the plant. Schedule V drugs represents the least potential for abuse. Schedule V drugs, substances, or chemicals are defined as drugs with lower potential for abuse than Schedule IV and consist of preparations containing limited quantities of certain narcotics. Schedule V drugs are generally used for antidiarrheal, antitussive, and analgesic purposes. Some examples of Schedule V drugs are: cough preparations with less than 200 milligrams of codeine or per 100 milliliters (Robitussin AC), Lomotil, Motofen, Lyrica, and Parepectolin.

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

Employees

As of August 9, 2019 we have 4 full-time employees and 2 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended June 30,2019 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the six months ended June 30, 2019 to June 30, 2018.

For the six months periods ended June 30, 2019 and 2018, our revenues from continuing operations totaled $110,149 and $22,422 respectively, unrealized gain on change in FMV of trading securities $138,400 and -0-, respectively for the same periods.

	Six Months	Six Months	$ Change	% Change
	Period Ended	Period Ended
	30-Jun-19	30-Jun-18
Research and development	$1,524,316	$1,351,398	$172,918	12.80%
Depreciation	1,678	1,678	-	0.00%
Advertising and promotions	86,683	149,619	(62,936)	-42.06%
Travel and entertainment expenses	63,820	56,673	7,147	12.61%
Office/Other expenses	95,763	66,496	29,267	44.01%
Impairment	3,158	9,475	(6,317)	-66.67%
Licenses and permits	3,465	7,377	(3,912)	-53.03%
Legal and other fees	217,522	211,506	6,016	2.84%
Offices salary and wages	85,500	151,615	(66,115)	-43.61%
Consulting fees	464,617	266,907	197,710	74.07%
Compensation costs	1,365,000	817,800	547,200	66.91%
Audit fees	74,000	67,500	6,500	9.63%
Filing fees	6,558	8,041	(1,483)	-18.44%
Insurance expense	50,843	42,240	8,603	20.37%
Taxes	7,789	12,307	(4,518)	-36.71%
Directors fees	105,000	175,000	(70,000)	-40.00%

Total	$4,155,712	$3,395,632	$760,080	22.38%

Our operating expenses for the six month periods ended June 30, 2019 and 2018, were $4,155,712 and $3,395,632 respectively. The changes for the six months period ended June 30, 2019, was primarily due to a compensation costs recorded for stock options granted in the employment agreement with CEO. The Company recorded research expenses in April 2019 to be paid starting July 2019. Three directors are eligible for annual compensation in 2019. Advertising costs have been reduced by eliminating one vendor.

For the three month periods ended June 30, 2019 and 2018, our revenues totaled $93,088 and $8,174; respectively, from continuing operations.

	Three Months	Three Months	$ Change	% Change
	Period Ended	Period Ended
	30-Jun-19	30-Jun-18
Research and development	$991,637	$672,743	$318,894	47.40%
Depreciation	839	839	-	0.00%
Advertising and promotions	37,943	60,979	(23,036)	-37.78%
Travel and entertainment expenses	39,940	29,815	10,125	33.96%
Office/Other expenses	56,638	33,345	23,293	69.85%
Licenses and permits	1,065	1,650	(585)	-35.45%
Legal and other fees	96,395	109,221	(12,826)	-11.74%
Office salary and wages	30,000	91,615	(61,615)	-67.25%
Consulting fees	231,926	146,617	85,309	58.18%
Compensation costs	227,500	-	227,500	0.00%
Audit fees	16,500	15,000	1,500	10.00%
Filing fees	5,236	6,236	(1,000)	-16.04%
Insurance expense	25,504	21,281	4,223	19.84%
Taxes	3,240	7,554	(4,314)	-57.11%
Directors fees	85,000	150,000	(65,000)	-43.33%

Total	$1,849,363	$1,346,895	$502,468	37.31%

Our operating expenses for the three months periods ended June 30, 2019 and 2018, were $1,849,363 and $1,346,895 respectively. The changes for the three months period ended June 30, 2019, was primarily due to a compensation costs recorded for stock options granted in the employment agreement with CEO. The Company recorded research expenses in April 2019 to be paid starting July 2019. Advertising costs have been reduced by eliminating one vendor.

Other (Income) expenses:

Our interest expense for the three and six months ended June 30, 2019 and 2018, was $55,970, $112,753, $111,317 and $259,385 respectively. The old debt was exchanged in November 2018. The Company’s new debt has 3.5% annual interest.

The Company incurred $18,662, $224,811, $37,325 and $805,474 amortization expense on debt discount during the three and six months ended June 30, 2019 and 2018 respectively. The old $4,000,000 note had been retired in 2018.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $1,295,328 and has an accumulated deficit of $33,140,312, has cash used in operating activities of $1,878,487 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Six months ended June 30, 2019 and 2018

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $1,878,487 for the six months ended June, 2019, as compared to net cash used of $2,751,133 for the six months ended June 30, 2018. The cash used in operating activities is primarily attributable to our net loss from operations of $4,147,827 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the six months ended June 30, 2019 these non-cash expenses were stock-based compensation of $1,380,000 and amortization of $37,325. For the six months ended June 30, 2018 stock-based compensation was $971,120 and amortization was $805,474. The Company recorded increase to accounts payable and accrued expenses $1,179,468 for six month ended June 2019 and decrease of $(95,882) for the same period in 2018.

Net Cash Used in Investing Activities

Net cash used by investing activities during the period ended June 30, 2019 was $-0- compared to $-0- for the same period in 2018.

Net Cash Provided by Financing Activities

Net cash provided (used) by financing activities during the six months period ended June 30, 2019, was $2,281,313 compared to $1,208,461 for the same period in 2018. The Company has successfully raised significant capital in exchange for its common stock for the six months ended June 30, 2019.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

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

Foreign Currency Transactions

Our Foreign currency expenses were $749 for the six months ended in June 30, 2019, and $4,844 for the same period in 2018.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2019. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period between January 1, 2019 and June 30, 2019 the Company issued total 2,000,000 shares valued $2,288,813 pursuant to the Company’s Registration Statement on Form S-3. The Company received $2,288,813 in cash.

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

On or about June 29, 2016, Robert Malasek was appointed as the Company’s Chief Financial Officer and Secretary. In April, 2017 the Company entered in employment agreement with Robert Malasek its, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated by any time by the Company or Mr. Robert Malasek with proper notice. Under the agreement Mr. Malasek receives a monthly base compensation of $1,000 and on March 20, 2018 issued unrestricted 50,000 shares of the Company’s common stock. In April 2019 the Company agreed to increase monthly base compensation to $3,000 effective April 1, 2019.

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of June 30, 2019, the principal balance of this note was $484,478 and $46,083 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2019, this note has not been converted, the principal balance of this note was $1,000,000 and $95,569 in accrued interest.

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The principal amount of $4,000,000 together with interest computed on the basis of 360-day year and compounded semi-annual basis at the rate equal to 3.5% per annum. The interest shall be payable on a semi-annual basis beginning on May 1, 2019 and thereafter on the first day of each May and November until the Maturity Date – November 1, 2021, at which time all principal and interest accrued hereon shall be due and payable. As of June 30, 2019, the principal of secured convertible notes was $4,000,000 and $23,333 accrued interest.

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

ITEM 6. EXHIBITS.

Statements
Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2019 and 2018 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 14, 2019	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director Principal Executive Officer

Dated: August 14, 2019	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer