Form 10-K/A
period 2018-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2019-10-30
CIK 1514946

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends the Annual Report of AXIM Biotechnologies, Inc. (the “Company”) on Form 10-K for the Fiscal Year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 8, 2019 (the “Original Filing”). This Amendment No. 1 is being filed for the sole purpose of furnishing Exhibits 10.4, 10.5, 10.6 and 10.7.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing.

Exhibit Index

		Incorporated by Reference (Form Type)		Filed with This Report
Exhibits	Exhibit #		Filing Date

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock.	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock.	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer.	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Letter of Intent (“Terms Sheet”) dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.4			X

Exclusivity Agreement dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.5			X

Amendment #1 to Exclusivity Agreement dated December 11, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.6			X

Supply Agreement dated May 31, 2019, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.7			X

Code of Business Conduct and Ethics.	14.1	10-Q	11/20/2017

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Consent of Independent Registered Public Accounting Firm	23.1			X

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1*			X

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2*			X

Nominating and Governance Committee Charter.	99.1	10-Q	11/20/2017

Compensation Committee Charter.	99.2	10-Q	11/20/2017
Audit Committee Charter.	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

F-2

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

Signature	Title	Date

/s/ John W. Huemoeller II	President and Director (Principal Executive Officer)	October 29, 2019
John W. Huemoeller II

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	October 29, 2019
Robert Malasek

/s/ Lekhram Changoer	Director	October 29, 2019
Lekhram Changoer

/s/ Dr. George Anastassov	Director	October 29, 2019
Dr. George Anastassov

/s/ Timothy R. Scott, PhD	Director	October 29, 2019
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	October 29, 2019
Robert Cunningham

/s/ Dr. Philip A. Van Damme	Director	October 29, 2019
Dr. Philip A. Van Damme

/s/ Mauricio Javier Gatto-Bellora	Director	October 29, 2019
Mauricio Javier Gatto-Bellora

F-3