Form 10-Q
period 2019-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2019-11-14
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

[ ]	Large accelerated Filer	[ ]	Accelerated Filer	[ ]	Non-accelerated filer (Do not check if smaller reporting company)	[X]	Smaller reporting Company	[ ]	Emerging growth Company

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,035,419 of common stock, par value $0.0001 per share, outstanding as of November 14, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC. Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,167,417	$1,805,627
Inventory	465,626	9,797
Prepaid expenses	124,045	52,105
Accounts receivable	38,747	-
Other receivables	89,568	-
Loan receivable	5,000	5,000
Marketable securities	404,518	150,000
Investment in Joint Venture	27,490	-
Total current assets	2,322,411	2,022,529

Property and equipment, net of accumulated depreciation of $13,704 and $11,187, respectively.	3,076	5,593

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	50,534	53,692
Security deposits	624	7,440
Total other assets	51,158	61,132

TOTAL ASSETS	$2,376,645	$2,089,254

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$891,985	$217,728
Due to shareholder	5,000	412,500
Due to First Insurance Funding	57,006	23,280
Due to related party	1,570,916	1,649,832
Promissory note - related party (including accrued interest of $160,272 and $140,526 respectively)	1,040,271	1,020,526
Total current liabilities	3,565,178	3,323,866

Long-term liabilities:
Convertible note payable (including accrued interest of $218,439 and $132,733 respectively)
net of unamortized debt discount of $758,809 and $815,004, respectively (see note 11)	4,989,108	4,847,207

Total long-term liabilities	4,989,108	4,847,207

TOTAL LIABILITIES	8,554,286	8,171,073

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Common stock, $0.0001 par value, 300,000,000 shares authorized
62,785,419 and 59,582,890 shares issued and outstanding, respectively;	6,279	5,958
Additional paid in capital	27,812,413	22,863,608
Common stock to be issued	7,500	41,000
Accumulated deficit	(34,003,930)	(28,992,485)
TOTAL STOCKHOLDERS’ DEFICIT	(6,177,638)	(6,081,819)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,376,648	$2,089,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC. Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the nine months ended	For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$403,012	$6,224	$513,161	$28,646
Cost of goods sold	326,276	3,175	418,298	7,164
Gross profit (loss)	76,736	3,049	94,863	21,482

Operating Expenses:
Research and development expenses	426,665	350,588	1,950,981	1,701,986
Selling, general and administrative	763,801	587,448	3,393,521	2,630,004
Depreciation	839	839	2,517	2,517

Total operating expenses	1,191,305	938,875	5,347,019	4,334,507

Loss from operations	(1,114,569)	(935,826)	(5,252,156)	(4,313,025)

Other (Income) expenses:
Unrealized gain on marketable securities	(135,320)	-	(273,720)	-
Realized gain on marketable securities	(190,460)	-	(190,460)	-
Amortization of Debt Discount	18,870	193,262	56,195	998,736
Loss (gain) on extinguishment of debt	-	114,723	-	114,723
Interest expense	55,959	89,885	167,275	349,270
Total other (income) expenses	(250,951)	397,870	(240,710)	1,462,729

Loss before provision of income tax	(863,618)	(1,333,696)	(5,011,446)	(5,775,754)
Provision for income tax	-	-	-	-

NET LOSS	$(863,618)	$(1,333,696)	$(5,011,446)	$(5,775,754)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(863,618)	$(1,333,696)	$(5,011,446)	$(5,775,754)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.08)	$(0.10)

Weighted average common shares outstanding - basic and diluted	62,490,798	57,944,134	61,459,631	52,866,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

					Series A Convertible		Series B Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Paid In Capital	Deficit	Total
Balance at December 31, 2017	54,564,441	$5,457	-	$ -	-	$-	500,000	$50	500,000	$50	$24,000	$15,923,789	$(22,237,839)	$(6,284,493)

Common stock issued against common stock to be issued	2,179	-	-	-	-	-	-	-	-	-	(15,000)	15,000	-	-
common shares issued in redemption of note	1,925,830	193	-	-	-	-	-	-	-	-	-	403,289	-	403,482
Common stock issued for consulting services	174,000	17	-	-	-	-	-	-	-	-	-	817,783	-	817,800
common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	9,500	-	-	9,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,763,492)	(2,763,492)
Balance at March 31, 2018	56,666,450	$5,667	-	$ -	-	$ -	500,000	$50	500,000	$50	$18,500	$17,159,861	$(25,001,331)	$(7,817,203)

Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	$18,820	-	-	$18,820
Common stock to be issued to Board of directors	-	-	-	-	-	-	-	-	-	-	125,000	-	-	125,000
Common stock issued under registration statement on Form S-3	670,000	67	-	-	-	-	-	-	-	-	-	1,784,465	-	1,784,532
Common stock issued per stock purchase agreement	204,778	21	-	-	-	-	-	-	-	-	-	599,979	-	600,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,678,566)	(1,678,566)
Balance at June 30, 2018	57,541,228	$5,755	-	$ -	-	$ -	500,000	$50	500,000	$50	4162,320	$19,544,305	$(26,679,897)	$(6,967,417)

Common stock issued for consulting services	18,000	1	-	-	-	-	-	-	-	-	-	36539	-	36,540
Common stock issued under registration statement on Form S-3	875,000	88	-	-	-	-	-	-	-	-	-	1,551,112	-	1,551,200
Reversal of common shares issued for consulting services	-	-	-	-	-	-	-	-	-	-	(3,820)	-	-	(3,820)
Common shares issued in redemption of Atlas note	231,215	23	-	-	-	-	-	-	-	-	-	514,485	--	514,508
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,333,696)	(1,333,696)
Balance at September 30, 2018	58,665,443	$5,867	-	$ -	-	$ -	500,000	$50	500,000	$50	$158,500	$21,646,441	$(28,013,593)	$(6,202,685)

Balance at December 31, 2018	59,582,890	$5,958	-	$ -	-	$ -	500,000	$50	500,000	$50	$41,000	$22,863,608	$(28,992,485)	$(6,081,819)
Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	1,137,500	-	1,137,500
Common stock issued under registration statement on Form S-3	1,250,000	125	-	-	-	-	-	-	-	-	-	1,592,687	-	1,592,812
Common stock issued per stock purchase agreement	239,521	24	-	-	-	-	-	-	-	-	-	399,976	-	400,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,342,677)	(2,342,677)
Balance at March 31, 2019	61,072,411	$6,107	-	$ -	-	$ -	500,000	$50	500,000	$50	$48,500	$25,993,771	$(31,335,162)	$(5,286,684)

Common stock issued against common stock to be issued	19,668	2	-	-	-	-	-	-	-	-	(48,500)	48,498	-	-
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Gain on settlement of liabilities transferred to capital	-	-	-	-	-	-	-	-	-	-		-	-	-
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	-	227,500	-	227,500
Common stock issued under registration statement on Form S-3	750,000	75	-	-	-	-	-	-	-	-	-	695,926	-	696,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,805,150)	(1,805,150)
Balance at June 30, 2019	61,842,079	$6,184	-	$ -	-	$ -	500,000	$50	500,000	$50	$7,500	$26,965,695	$(33,140,312)	$(6,160,833)

Common stock issued against common stock to be issued	6,055	1	-	-	-	-	-	-	-	-	(7,500)	7,499	-	-
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Common stock issued per stock purchase agreement	687,285	69	-	-	-	-	-	-	-	-	-	499,931	-	500,000
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	-	227,500	-	227,500
Common stock issued under registration statement on Form S-3	250,000	25	-	-	-	-	-	-	-	-	-	111,788	-	111,813
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(863,618)	(863,618)
Balance at September 30, 2019	62,785,419	$6,279	-	$ -	-	$ -	500,000	$50	500,000	$50	$7,500	$27,812,413	$(34,003,930)	$(6,177,638)

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,011,446)	$(5,775,754)

Adjustments to reconcile net loss to cash provided by (used in ) in operating activities:

Depreciation	2,517	2,517
Stock based compensation	1,615,000	1,003,840
Amortization of prepaid insurance	79,299	65,674
Amortization of debt discount	56,195	998,736
Amortization of intangible assets	3,158	9,475
Increase in unrealized gain marketable securities	(273,720)	-
Increase in realized gain on marketable securities	(190,459)	-
Loss on extinguishment asset & liabilities	-	114,723
Non-cash revenue	(57,400)	-

Changes in operating assets & liabilities:
Increase in accounts receivable	(38,747)	-
Increase in prepaid expenses	(44,622)	(6,758)
Increase in prepaid insurance	(107,504)	(101,439)
Increase in inventory	(455,829)	5,373
Increase in due to First Insurance Funding	34,613	23,186
Increase in accounts payable and accrued expenses	779,708	(142,814)
decrease in security deposit	6,816	-
Investment in Joint Venture	(27,490)	-
Net cash used in operating activities	(3,629,911)	(3,803,241)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from Sale of Marketable Securities	177,493	-
Net cash provided by Investing activities	177,493	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from due to shareholders	-	407,500
Repayment of convertible notes	(7,500)	(1,965,609)
Repayment of related party loans	(78,916)	-
Common stock issued under registration statement on Form S-3	2,400,624	3,335,732
Common stock issued per stock purchase agreement	500,000	600,000
Net cash provided by financing activities	2,814,208	2,377,623

Net decrease in cash and cash equivalents	(638,210)	(1,425,618)
Comprehensive income (loss)	-	-
Cash and cash equivalents at beginning of period	1,805,627	2,057,843
Cash and cash equivalents at end of period	$1,167,417	$632,225
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$60,278	$349,169
Income taxes - net of tax refund
NON-CASH INVESTING AND FINANCING ACTIVITIES
Receivable against sale of marketable securities	$89,568	$-
Common stock issued against CS subscription	$400,000	$-
Common stock issued against common stock to be issued	$56,000	$15,000
Common stock issued against conversion of debt and interest	$-	$803,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 1: ORGANIZATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111. On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 11, 2015 the Company acquired a 100% interest in CanChew License Company a Nevada incorporated licensing Company, through the exchange of 5,826,706 shares of its common stock.

NOTE 2: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2019, and for the three and nine months period ended September 30, 2019 and 2018 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of September 30, 2019 (unaudited) and December 31, 2018, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 8, 2019.

NOTE 3: GOING CONCERN

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the condensed consolidated financial statements, the Company has negative working capital of $1,242,767 and has an accumulated deficit of $34,003,930 has cash used in operating activities of continuing operations $3,629,911. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 3,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. This includes sales for the nine months ended September 30, 2019, during which the Company sold 2,250,000 shares and raised additional capital of $2,400,626 through this Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

September 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2019, the Company had no cash equivalents.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of September 30, 2019 and December 31, 2018 the Company had $189,972 and $4,922 of finished goods and $275,654 and $4,875 of raw materials, respectively.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the nine months ended September 30, 2019 and 2018 the Company recorded $2,517 of depreciation expense for each of these periods. For the three months ended September 30, 2019 and 2018 the Company recorded $839 of depreciation expenses for each of these periods.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. Intangible assets as of September 30, 2019 amounted to $50,534 net of accumulated impairment losses of $664,898.

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

On February 8, 2019 the Company received orders for 7,500 boxes (225,000 individual units, or 22,500 blisters) of its chewing gums. The orders were produced and shipped to the clients as of September 30, 2019.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 23, 2019, the Company announced that its nutraceutical division entered into a purchase order agreement for the purchase of 50,000 boxes (1.5 million individual pieces) of its proprietary cannabidiol (CBD)-based chewing gum with a leading direct-to-consumer company for distribution throughout the United States.

On May 31, 2019, AXIM Biotechnologies, Inc. (“AXIM”) entered into a cannabinoid product supply agreement with Impression Healthcare Limited (“Impression”), Australia’s largest home dental impression company, for the supply of the AXIM’s toothpaste and mouthwash containing cannabidiol (CBD) for its clinical trial for the treatment of periodontitis. The supply agreement is in preparation for a clinical trial to test the effectiveness of CBD in treating periodontitis. The clinical trial will be performed at Swinburne University of Technology in Melbourne, Australia. In accordance with the agreement, AXIM will supply the first batch of its patented toothpaste and mouthwash products containing CBD, along with associated placebo units for Impression to perform a randomized control clinical trial. Axim received 2 million shares of Impression healthcare in consideration and recorded 57,400 in income

Revenues from continuing operations recognized for the three and nine months ended September 30, 2019 and 2018 amounted to $403,012, $6,224, $513,161 and $28,646, respectively. The Company expanded sales activities and received new orders in 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. CanChew License Company, Marina Street, LLC and Axim Biotechnologies (the Netherland Company) as of September 30, 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

September 30, 2019 and 2018

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

	As of September 30, 2019
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements
Marketable Securities	$404,518	$-	$-	$404,518

	As of December 31, 2018
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements
Marketable Securities	$150,000	$-	$-	$150,000

The Company recorded a change in FMV of trading securities as unrealized gain of $273,720 and realized gain of $190,460 for the nine months ended September 30, 2019. These securities are classified as trading.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2019, except for its convertible notes payable and derivative liability. The carrying amounts of these liabilities at September 30, 2019 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is as of September 30, 2019 is classified as Level 1 within our fair value hierarchy.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have allowance for doubtful accounts at September 30, 2019 and December 31, 2018. The Company had $38,747 accounts receivable at September 30, 2019 and -0- at December 31, 2018.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

There were 16,171,588 common share equivalents at September 30, 2019 and 15,843,037 common shares at December 31, 2018. For the nine months ended September 30, 2019 and 2018 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $426,665 and $350,588 for the three months ended September 30, 2019 and 2018 respectively. The Company incurred research and development expenses of $1,950,981 and $1,701,986 for the nine months ended September 30, 2019 and 2018 respectively.

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

September 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Prepaid insurance	$79,423	$52,105
Prepaid raw material/inventory	44,622	-
	$124,045	$52,105

For the three and nine months ended September 30, 2019 and 2018, the Company recognized amortization of prepaid expense of $28,481, $23,524, $79,299 and $65,675, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 6: MARKETABLE SECURITIES

The Company utilizes FAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. The Company received marketable securities, 10,300,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL as part of the agreement and letter of intent (LOI). The Company categorize these securities as trading securities and report them at fair value, with realized and unrealized gains and losses included in earnings. The Company recorded securities at FMV at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000. As of September 30, 2019, the Company received another 2,000,000 shares and sold 5,260,000 shares. On September 30, 2019 the stock price was A$ 0.085 per share as quoted on www.asx.com.au and exchange rate of $0.676 AUD/USD as quoted on www.oanda.com and had FMV $404,518. The change to the FMV in marketable securities for the period resulted in realized and unrealized gain of $190,460, $190,460, $135,320, and $273,720 for three and nine months ended September 30, 2019 respectively. There is a receivable of $89,568 due from the brokerage as a result of the sale of shares.

NOTE 7: INVESTMENT IN THIRD PARTY

On June 11, 2019 the Company entered in operating agreement as 1/3 member of KAM Industries, LLC, a Wyoming Limited Company. On June 18, 2019 KAM Industries LLC, entered into Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owned by FarmShare, LLC with whom KAM contracted to purchase a percentage of the hemp harvest for the 2019 growing season. Once the hemp is harvested from the 2019 growing season The Company will get its 1/3 share at no additional cost. The agreement then expires unless renewed for 2020 with an additional payment. The Company paid 33.3% of the KAM Industries, LLC and recorded $27,490 as current asset as of September 30, 2019. This investment is counted by using cost method of accounting.

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

The following table summarizes promissory note payable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	160,271	140,526
	$1,040,271	$1,020,526

For the three and nine months ended September 30, 2019 and 2018 the Company recognized interest expense of $6,654, $6,654, $19,746 and $19,746, respectively on this note.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CanChew Biotechnologies totaling $1,649,832 as of September 30, 2019, which includes $0 received during the nine months ended September 30, 2019. The advances are payable on demand. As of September 30, 2019, the company paid back $78,917 advances. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note. The advance is classified as due in current liabilities.

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

Effective January 1, 2019 the company entered into a thirty month consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month to month basis at the discretion of management. As of September 30, 2019, the total outstanding balance was $35,000 for consulting fees.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

On June 25, 2019, the Company renewed its D&O and EPL insurance policy with total premiums, taxes and fees for $97,000 and $6,849 respectively. A cash down payment of $20,850 was paid on July 16, 2019. Under the terms of the insurance financing, payments of $9,501, which include interest at the rate of 7.2% per annum, are due each month for nine months commencing on July 25, 2019. For the nine months ended September 30, 2019 and 2018 the Company recognized insurance expense of $79,299 and $65,675 respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	5,176	3,981
	$50,176	$48,981

On November 26, 2012, the Company entered into an interest free $50,000 convertible loan payable maturing on December 31, 2014. The note was convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company was unable to repay the loan as of December 31, 2014 and obtained multiple extensions until December 31, 2015. The Company had paid no interest or other consideration in return for the extensions of the loan. Unable to obtain further extension of the maturity date, on June 29, 2016, the Company entered into a Debt Exchange Agreement with the note holder whereby the Company exchange the note having a balance due of $50,000 as of December 31, 2015, for a long-term convertible note in the amount of $50,000. The new Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The Company determined fair value of new debt $1,435,000 and as result was recorded $1,385,000 as a loss on debt extinguishment at the year-end December 31, 2016. On September 30, 2016, the holder of the Note converted $5,000 face value into 500,000 shares of the Company’s common stock. The balance on the Note as of September 30, 2019 is $50,176, including interest accrued thereon of $5,176.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The following table summarizes convertible note payable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on November 1, 2021, interest at 3.5% p.a.	4,000,000	4,000,000
Accrued interest	213,263	128,752
Total	5,697,741	5,613,230
Less: unamortized debt discount/finance premium costs	(758,809)	(815,004)
Convertible note payable, net	4,938,932	4,798,226
Less: current portion	-	-
Long term portion	$4,938,932	$4,798,226

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

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of September 30, 2019, the balance of secured convertible notes was $534,894 which included $50,416 accrued interest.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount was recorded related to beneficial conversion feature. In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2019, this note has not been converted and the balance of secured convertible notes was $1,104,514 which included $104,514 accrued interest.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of September 30, 2019, the balance of secured convertible note was $4,058,333 which included $58,333 accrued interest.

During the three and nine months ended September 30, 2019 and 2018 the Company amortized the debt discount on all the notes of $18,870, $193,262, $56,195 and $998,736, respectively, to other expenses.

NOTE 12: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of September 30, 2019. On January 2, 2019, John Huemoeller the CEO was granted the option to purchase 2 million shares of Axim Common stock under the plan at a purchase price of $0.75 per share. 1 million shares vested immediately and 1 million shares vest at the end of 2019.

NOTE 13: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of September 30, 2019, and December 31, 2018 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its shareholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of September 30, 2019, and 2018 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

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

On February 20, 2019, MJNA Investment Holdings LLC (“Seller”) sold its 500,000 shares of AXIM Biotechnologies, Inc.’s, a Nevada corporation (the “Company”) Series C Preferred Stock to Juniper & Ivy Corporation, a Nevada corporation (“Purchaser”) for a purchase price of $500,000 (the “Purchase Price”) pursuant to a Preferred Stock Purchase Agreement (the “Purchase Agreement”). Payment of the Purchase Price was made as follows (i) a $65,000 payment made by check payable to Seller, which Purchaser borrowed from an unrelated third-party and which has no recourse against the Series C Preferred Stock or assets of Purchaser (the “Loan”), and (ii) the issuance by Purchaser to Seller of a promissory note, face value, $435,000, which has no recourse against the Series C Preferred Stock or assets of Purchaser (the “Note”). The Company’s Chief Executive Officer John W. Huemoeller II is the President of Purchaser. Mr. Huemoeller provided a personal guaranty for the Loan and the Note.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2019, and December 31, 2018, the Company had 62,785,419 and 59,582,890 shares of common stock issued and outstanding, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 13: STOCKHOLDERS’ DEFICIT (CONTINUED)

During the period between January 1, 2019 and September 30, 2019 the Company issued total 2,250,000 shares valued $2,400,626 pursuant to the Company’s Registration Statement on Form S-3. The Company received $2,400,626 in cash.

On March 12, July 11, 2019 the Company issued 239,521, and 687,285 restricted shares of its common stock to third party valued at $400,000, and $500,000 pursuant to the stock purchase agreement. The cash was received in 2018 and 2019 respectively.

On May 23, August 1, 2019 the Company issued 19,668, and 6,055 shares of its common stock to its Advisory board valued at $48,500, and $7,500 respectively, which were carried on the books as stock to be issued.

NOTE 14: STOCK OPTIONS

On January 02, 2019, the Company granted 2,000,000 options with an exercise price of $0.75 per share to the Company owned by Mr. John Huemoeller, Chief Executive Officer of the Company.

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2019:

	Options Outstanding			Options Exercisable

Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.75	2,000,000	10	$0.75	2,000,000	$0.75

The stock option activity for the year ended September 30, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	-	-
Granted	2,000,000	$0.75
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2019	2,000,000	$ 0.75

Stock-based compensation expense related to vested options was $1,592,500 during the nine months ended September 30, 2019. which includes $227,500 compensation expenses for unvested options. The Company determined the value of share-based compensation for options vesting during nine months ended September 30, 2019 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.91, risk-free interest rate of 2.66%, volatility of 318%, expected lives of 10 years, and dividend yield of 0%.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

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

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. On January 2, 2019 the Company recorded $910,000 of compensation expenses for vested stock options. On September 30, 2019 recorded $682,500 compensation expenses for unvested options.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NOTE 15: COMMITMENT AND CONTINGENCIES (CONTINUED)

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand. On December 20, 2018 the Company signed Exclusivity Agreement on terms that include Exclusivity period of 90 days after the date on which this agreement is executed with Impression in exchange for 10,300,000 ordinary fully paid shares in Impression at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000 which the Company recognized as a revenue in 4th quarter of 2018. As of September 30, 2019, the Company received another 2,000,000 shares and sold 5,260,000 shares. On September 30, 2019 the Company valuated the change on FMV of marketable securities and recorded realized and unrealized gain of $190,460 and $273,720 respectively.

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

In exchange for this license Kiss Industries will pay Axim 6% of gross sales as a royalty on all licensed products sold by Kiss. In the territory covered by this license which is the USA and Mexico. (Minimum annual royalty $50,000). Kiss will manufacture for Axim various licensed products at a price equal to 140% of Kiss’s cost.

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $295. A balance of security deposit was $624 as of September 30, 2019.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,731 or approximately $2,000.

Litigation

As of September 30, 2019, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 16: SUBSEQUENT EVENTS

On October 25, 2019, the Company has issued 250,000 shares of common stock registered on Form S-3 to Cross & Company valued at $113,750 pursuant to the stock purchase agreement.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 11, 2019 the Company entered in operating agreement as 1/3 member of KAM Industries, LLC, a Wyoming Limited Company. On June 18, 2019 KAM Industries LLC, entered into Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owned by FarmShare, LLC with whom KAM contracted to purchase a percentage of the hemp harvest for the 2019 growing season. Once the hemp is harvested from the 2019 growing season the Company will get its 1/3 share at no additional cost. The agreement then expires unless renewed for 2020 with an additional payment.

Our principal corporate headquarters are located at 45 Rockefeller Plaza, 20th Floor, Suite 83, New York, New York 10111. Our website address is www.aximbiotech.com. The information contained on, or that can be accessed through, our website is not a part of this prospectus. The trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

Current Operations

The operations of the Company include the research and development of pharmaceutical products and extraction and purification of cannabinoids technologies. Over the next 12 months, we anticipate the following activities:

•Development of a bioequivalent to Marinol product for treatment of nausea and vomiting associated with chemotherapy and lack of appetite in HIV/ AIDS patients based on proprietary controlled-release functional chewing gum delivery platform. This product will lead to a NDA according to 505(b)2 regulatory pathway according to a pIND meeting with the FDA.

•Conducting a clinical trial at the Free University of Amsterdam, The Netherlands for a novel, patented controlled-release delivery form of cannabinoids for treatment of chronic pain and spasticity in patients with multiple sclerosis. The anticipated duration of the trials prior to FDA/ EMA registration is 12 to18 months. This clinical trial will follow the Marinol trail and depends upon results thereof.

•Conducting a clinical trial at the University of British Columbia, Canada on patients suffering of illicit drug-related psychosis using innovative, (patented) delivery mechanisms containing cannabinoids. This trial is awaiting approval by Health Canada and will result in an NDA. This clinical trail will follow the Marinol trial and depends upon results thereof.

•Private label sales of our patented functional chewing gum formulations that comprises the inclusion of cannabinoids.

•Private label sales of our patented toothpaste that comprises the inclusion of cannabinoids.

•Private label sales of our patented topical creams that comprises the inclusion of various cannabinoids.

•Marketing and sales of a new line of over-the-counter (OTC) full spectrum hemp oil chewing gums including Wellness Gum, Wellness Gum PM, and other functional chewing gums.

•Importation from Italy, and the Netherlands of pharmaceutical grade hemp oil to Europe. Some of these products will be converted by AXIM from lipophilic to hydrophilic forms based on proprietary process (patent pending) in a cGMP process.

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) continued research and development of pharmaceutical formulations and marketing expenses relating to Wellness Gum.

Research and Development

We are continuing our research and development with our novel (patent pending) delivery system for cannabinoids for other conditions and diseases. These studies are conducted in strict compliance with FDA/ EMA guidelines and are supervised by a CRO. The products to be tested a pharmaceutical, functional chewing gum containing equal parts of THC and CBD. All gum developed and manufactured uses cGMP methods. Our proprietary technology solves numerous problems related to cannabinoid’ water-insolubility due to its lipophilic nature, first-pass liver metabolism and provides for direct delivery into the systemic circulation.

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

Intellectual Property

Currently, our intellectual property includes patents, trademarks and other proprietary, confidential and/or trade secret information.   Our patent applications include thirteen (13) patent application families for oral care compositions, ophthalmic solutions, sugar alcohol kneading method, cosmetics, THC extraction method, antimicrobial compositions, nicotine dependence treatment gum, opioid dependence treatment gum, restless leg treatment gum, suppositories, method to treat psoriasis, method to treat vitiligo, and chewing gum for treatment of migraine. Twelve (12) of our patent applications are in non-provisional stage in the U.S., and thirteen (13) are currently in national stage in foreign jurisdictions. Our patents include eight (8) patents for ophthalmic solutions, method to use the ophthalmic solution to treat glaucoma and conjunctivitis, two patents on process to extract THC, suppositories, oral care compositions, method to treat atopic dermatitis, and anti-microbial powder; and two (2) licensed patents (chewing gum containing cannabidiol, and chewing gum containing cannabinoids, covering all cannabinoids, including THC). We are in the process of developing and filing more patent applications.

We have twenty eight (28) trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, A Axim Biotech, Cannanimals, CanQuit, CannaCoal, CanChui, CanShu, Oraximax, ReneCann, OpthoCann, Cannonich, Cannocyn, HempChew, SuppoCann, CanChew, CanChew Hemp CBD Gum, CanChew Rx, MedChew, CanChew Plus, CanQuit OC, MedChew GP, MedChew RL, CanChew +, CanChew +10, CanChew +50, CanChew +100, Hangover Gum, and Wellness Gum. Corresponding trademark applications have been filed in other jurisdictions have received registration or are pending. Certain additional trademark applications have been filed in other jurisdictions for some of the marks and have either received registration or are pending.

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

Source and Availability of Raw Materials

The Company currently has arrangements with multiple reputable suppliers which are expected to meet the projected needs for materials for the upcoming year. These suppliers are based in The Netherlands. In addition, the Company entered into Joint Venture contract to own industrial hemp production of the harvest yield in Wayne County, North Carolina through KAM Industries, LLC.

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

Employees

As of November 14, 2019 we have 4 full-time employees and 2 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended September 30,2019 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the nine months ended September 30, 2019 to September 30, 2018.

For the nine months periods ended September 30, 2019 and 2018, our revenues from continuing operations totaled $513,161 and $28,646 respectively, realized and unrealized gain on change in FMV of trading securities $190,460, -0-, $273,720 and -0-, respectively for the same periods.

	Nine months Period Ended 30-September-19	Nine months Period Ended 30-September-18	$ Change	% Change
Research and development	$1,950,981	$1,701,986	$248,995	14.63%
Depreciation	2,517	2,517	-	0.00%
Advertising and promotions	130,262	186,944	(58,682)	-30.32%
Travel and entertainment expenses	91,381	95,536	(4,155)	-4.35%
Office/Other expenses	83,289	129,122	(45,833)	-35.50%
Impairment	3,158	9,475	(6,317)	-66.67%
Licenses and permits	7,434	14,296	(6,862)	-48%
Legal and other fees	276,171	303,384	(27,213)	-8.97%
Offices salary and wages	115,500	267,115	(151,615)	-56,76%
Consulting fees	775,117	427,320	347,797	81.39%
Compensation costs	1,592,500	817,800	774,700	94.73%
Audit fees	90,500	82,500	8,000	9.70%
Filing fees	13,442	15,397	(1,955)	-12.70%
Insurance expense	79,324	65,830	13,494	20.50%
Taxes	10,443	15,285	(4,842)	-31.68%
Directors fees	125,000	200,000	(75,000)	-37.50%

Total	$5,347,019	$4,334,507	$1,012,512	23.36%

Our operating expenses for the nine month periods ended September 30, 2019 and 2018, were $5,347,019 and $4,334,507 respectively. The changes for the nine months period ended September 30, 2019, was primarily due to a compensation costs recorded for stock options granted in the employment agreement with CEO. The Company spend more of money on consulting. Three directors are eligible for annual compensation in 2019. Advertising costs have been reduced by eliminating one vendor.

For the three month periods ended September 30, 2019 and 2018, our revenues totaled $403,012 and $6,224; respectively, from continuing operations.

	Three Months Period Ended 30-September-19	Three Months Period Ended 30-September-18	$ Change	% Change
Research and development	$426,665	$350,588	$70,077	21.70%
Depreciation	839	839	-	0.00%
Advertising and promotions	43,578	37,325	6,253	16.75%
Travel and entertainment expenses	27,561	38,862	(11,301)	-29.08%
Office/Other expenses	57,526	62,627	(5,101)	-8.15%
Licenses and permits	3,636	6,919	(3,283)	-47.45%
Legal and other fees	58,982	91,879	(32,897)	-35.80%
Office salary and wages	30,000	115,500	(75,000)	-71.43%
Consulting fees	240,500	160,412	80,088	49,93%
Compensation costs	227,500	-	227,500	100.00%
Audit fees	16,500	15,000	1,500	10.00%
Filing fees	6,884	7,356	(472)	-6.42%
Insurance expense	28,481	23,590	4,891	20.73%
Taxes	2,653	2,978	(325)	-10.91%
Directors fees	20,000	25,000	(5,000)	-20,00%

Total	$1,191,305	$938,875	$252,430	26.89%

Our operating expenses for the three months periods ended September 30, 2019 and 2018, were $1,191,305 and $938,875 respectively. The changes for the three months period ended September 30, 2019, was primarily due to a compensation costs recorded for stock options granted in the employment agreement with CEO. The Company spend more of money on consulting and research.

Other (Income) expenses:

Our interest expense for the three and nine months ended September 30, 2019 and 2018, was $55,959, $89,885, $167,275 and $349,270; respectively. The old debt was exchanged in November 2018. The Company’s new debt has 3.5% annual interest.

The Company incurred $18,870, $193,262, $56,195 and $998,736 amortization expense on debt discount during the three and nine months ended September 30, 2019 and 2018 respectively. The old $4,000,000 note had been retired in 2018.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $1,242,767 and has an accumulated deficit of $34,003,930, has cash used in operating activities of $3,629,911 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Nine months ended September 30, 2019 and 2018

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $3,629,911 for the nine months ended June, 2019, as compared to net cash used of $3,803,241 for the nine months ended September 30, 2018. The cash used in operating activities is primarily attributable to our net loss from operations of $5,011,446 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the nine months ended September 30, 2019 these non-cash expenses were stock-based compensation of $1,615,000 and amortization of $56,195. For the nine months ended September 30, 2018 stock-based compensation was $1,003,840 and amortization was $998,736. The Company recorded increase to accounts payable and accrued expenses $779,708 for nine month ended September 2019 and decrease of $(142,814) for the same period in 2018.

Net Cash Provided by Investing Activities

Net cash used by investing activities during the period ended September 30, 2019 was $177,493 compared to $-0- for the same period in 2018.

Net Cash Provided by Financing Activities

Net cash provided (used) by financing activities during the nine months period ended September 30, 2019, was $2,814,208 compared to $2,377,623 for the same period in 2018. The Company has successfully raised significant capital in exchange for its common stock for the nine months ended September 30, 2019.

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

Foreign Currency Transactions

Our Foreign currency expenses were $2,688 for the nine months ended in September 30, 2019, and $4,104 for the same period in 2018.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2019. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2019 and September 30, 2019 the Company issued total 2,250,000 shares valued $2,400,626 pursuant to the Company’s Registration Statement on Form S-3. The Company received $2,400,626 in cash.

On March 12, July 11, 2019 the Company issued 239,521, and 687,285 restricted shares of its common stock to third party valued at $400,000, and $500,000 respectively pursuant to the stock purchase agreement.

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

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of September 30, 2019, the principal balance of this note was $484,478 and $50,416 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2019, this note has not been converted, the principal balance of this note was $1,000,000 and $104,514 in accrued interest.

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The principal amount of $4,000,000 together with interest computed on the basis of 360-day year and compounded semi-annual basis at the rate equal to 3.5% per annum. The interest shall be payable on a semi-annual basis beginning on May 1, 2019 and thereafter on the first day of each May and November until the Maturity Date – November 1, 2021, at which time all principal and interest accrued hereon shall be due and payable. As of September 30, 2019, the principal of secured convertible notes was $4,000,000 and $58,333 accrued interest.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018.

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2019 and 2018 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: November 14, 2019
	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director Principal Executive Officer
Dated: November 14, 2019
	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer