Form 10-K
period 2019-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2020-05-14
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019, based upon the closing price of the common stock as reported by finance.yahoo.com on such date, was approximately $6,215,518. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of May 14, 2020, there were 128,438,640 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

AXIM BIOTECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

When we use the terms “AXIM,” “Company,” “we,” “our” and “us” we mean Axim Biotechnologies, Inc., a Nevada corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

EXPLANATORY NOTE

Axim Biotechnologies, Inc disclosed in its Form 8-K filed March 27 2020 that it would be relying on the March 4, 2020 Securities and Exchange Commission Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, the Partnership (as superseded by the order dated March 25, 2020) delayed the filing of this Annual Report on Form 10-K, originally due Monday, March 30, 2020. The primary reasons for the delay were due to the circumstances related to COVID-19. In particular, COVID-19-related shelter-in-place orders and office closures severely affected transportation and limited access to the facilities of the Company and staff. This resulted in disruptions to the Company’s staff which delayed our ability to complete our audit and the Company’s ability to prepare the Report. The Company is filing the Report within the extended deadline of May 14, 2020 (which is 45 days from the Report’s original filing deadline of March 30, 2020).

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with trading publicly; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

Acquisition of Sapphire Biotech, Inc.

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM.

Under the terms of the Agreement, the Company intends to: (i) acquire 100% of Sapphire’s outstanding capital (consisting of 100,000,000 shares of common stock and zero (0) shares of Preferred Stock); and (ii) assume all of the outstanding debt of Sapphire. The outstanding debt includes two (2) convertible notes in the principal amounts of $310,000 and $190,000, respectfully.

Pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Sapphire by means of a share exchange with the Sapphire Stockholders in exchange for 54,000,000 newly issued shares of the common stock of AXIM (the “Share Exchange”). As a result of the Share Exchange, Sapphire became a 100% owned subsidiary of AXIM, which on a going forward basis will result in consolidated financial reporting by AXIM to include the results of Sapphire. The closing of the Share Exchange occurred concurrently with entry into the Share Exchange Agreement (the “Closing”).

Our principal corporate headquarters are located at 45 Rockefeller Plaza, 20th Floor, Suite 83, New York, New York 10111. Our website address is www.aximbiotech.com. The information contained on, or that can be accessed through, our website is not a part of this prospectus. The trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

Cannbinoids Products

Prior to the acquisition of Sapphire Biotech, in March 2020 the Company focused on the research and development of pharmaceutical products and extraction and purification of cannabinoids technologies. Unfortunately, the Company’s studies to develop a bioequivalent to Marinol for the treatment of nausea and vomiting associated with chemotherapy and lack of appetite in HIV/ AIDS patients were not successful and have been discontinued. Because of this, we have also discontinued studies regarding Restless Leg Syndrome, drug related psychosis and intend to terminate the Supply Agreement with Noramco for or the long-term purchase of pharmaceutical grade dronabinol. Finally, we have terminated our relationship with Impression Healthcare Limited in Australia and Revive Therapeutics Ltd. in Canada for that sale of the Company’s gum products in those countries.

Current Operations Following Acquisition of Sapphire

As we look forward to the next 12 months year with the acquisition of Sapphire Biotech, we anticipate that we will advance our mission of improving global cancer care through the development of novel therapeutics for controlling metastatic cancer spread, and diagnostics for early cancer detection, response to treatment, and for monitoring post-treatment recurrence. We have made significant progress with our lead therapeutic drug candidate, SPX-1009, having successfully completed in vitro studies. As we commence our animal studies, we plan to prove that SPX-1009 will demonstrate its ability to block cancerous tumor growth and the spread of metastasis in vivo, a key milestone for 2020. This year, we also anticipate completing the development of our universal companion diagnostic test to measure the efficacy of cancer treatment by tracking QSOX1 levels in blood.

Anticipated Milestones for 2020

Sapphire has been investigating the enzyme Quiescin Sulfhydryl Oxidase 1 (QSOX1), a master regulator of extracellular matrix remodeling, and its overexpression by tumor cells. Overexpression of QSOX1 has been unambiguously linked to promoting tumor invasion and metastasis. One of the Company’s co-founders, Dr. Douglas Lake, has discovered that a small molecule SBI-183 inhibited the enzymatic activity of QSOX1 and as a result suppressed tumor cell invasion in vitro and metastasis of breast tumor cells in vivo. Through its medicinal chemistry efforts the Company synthesized multiple structural analogs of SBI-183 and unveiled SPX-1009 lead compound that demonstrated ten-fold improvement in suppressing invasion and metastasis in several cancer models.

The Company believes that its therapeutic drug development strategy targeting the metastatic spread is a unique, novel and pioneering approach to saving lives. The near-term objective of the Company is to demonstrate the ability of its lead anti-QSOX1 drug candidates to suppress tumor growth and metastasis and to advance them into pre-clinical studies.

Additionally, the Company believes that QSOX1 has a significant potential to be developed into an important biomarker for liquid biopsy cancer test. The Company anticipates that ongoing diagnostic product development in 2020 will result in a commercial prototype in early 2021 of a universal companion diagnostic to measure the efficacy of any ongoing cancer treatments based on measuring QSOX1 levels. Ultimately, the Company aims to develop a blood test that makes possible the early detection of cancer.

The Company’s anticipated key milestone achievements for 2020 include:

Diagnostic Product Development

•Immunohistochemistry (IHC) Diagnostic Test

Development of an IHC test using existing proprietary anti-QSOX1 polyclonal antibodies and novel monoclonal antibodies. The company will test the top 3-4 proprietary antibodies on different tumor types, utilizing commercial tissue arrays for rapid screening and discovery, and subsequently, collaborate with pathology labs for evaluation by practicing oncologists. Status: Ongoing

•Universal Companion Diagnostic Test

The company has developed proprietary assays to detect QSOX1 levels in patients undergoing cancer treatment. Sapphire has already tested over 200 bladder cancer samples seeking to establish a correlation of QSOX1 levels with tumor progression/regression. In addition, the Company’s test is currently the subject of an ongoing clinical trial relating to pancreatic cancer samples. Ongoing testing in vitro and in vivo will continue throughout 2020. The Company has signed an agreement with Translational Drug Development, LLC (TD2) to conduct retrospective mouse studies to measure QSOX1 levels in tissue as well as blood as tumors continue to progress. Status: Animal studies to commence mid-April with expected duration of 8-12 weeks.

•Universal Cancer Biomarker

The Company continues research and development relating to QSOX1 with the objective of studying QSOX1 levels in the blood at various stages of cancer. QSOX1 overexpression in tissues of cancer patients has been documented in various studies, but additional work is required with the blood of cancer patients to make the correlation between QSOX1 levels with various cancer stages. The ultimate goal is to validate QSOX1 as a blood biomarker for cancer. Breast, lung and pancreatic cancer-focused validation studies are planned for 2020. Status: Ongoing.

Therapeutic Product Development

•Pre-Clinical Animal Studies/Stage 1: SPX-1009 Safety & Efficacy

The Company has signed an agreement with TD2 to determine the effectiveness of its lead drug candidate SPX-1009 to block the spread of metastasis. The animal studies will be conducted in a mouse model of triple-negative breast cancer using human tumor xenografts. The study will entail the injection of human tumor cells into the mice to grow as a primary tumor that will also metastasize to the lungs. Mice will be administered SPX-1009 and SBI-183 to measure tumor growth/metastasis as compared with control mice. Concurrently a pharmacokinetics (pK) study will be conducted with SPX-1009 to evaluate its absorption, distribution, metabolism and excretion profile early in development. Status: Animal studies to begin mid-April, 2020 with an expected duration of 5-6 weeks.

•Pre-Clinical Animal Studies/ Stage 2: SPX-1009 Efficacy in Combination Therapy.

The Company plans to conduct Stage 2 Animal Studies with SPX-1009 at the TD2 facility. The study will test the concept of combination therapy of SPX-1009 with several cytotoxic drugs. The purpose is to assess tumor cell survival and invasion in the presence of several cytotoxic drugs and immune checkpoint inhibitor antibodies in combination with SPX-1009 in 2 breast cancer and 2 pancreatic cancer cell lines. The determination will be made regarding the synergy or additive effects occurring during the administration of SPX-1009 and several cytotoxic drugs. Status: Estimated to begin June 2020.

•Clinical Human Studies

Upon successful completion of Pre-Clinical Animal Studies Stages 1 & 2, we anticipate identifying an Institutional Review Board to review and approve its protocol to conduct research and testing with humans and/or human tissues. Status: Estimated 1st Quarter, 2021.

Milestones 2019 to Date

On January 1, 2019, Sapphire Biotech, Inc., an Arizona State University startup in partnership with Mayo Clinic, is formed to develop novel therapeutic approaches for the treatment of cancer.

On February 4, 2019, Sapphire tests 200 bladder cancer patient samples from Mayo Clinic to validate a unique biomarker to detect cancer. For the first time, Sapphire isolates the QSOX1 Long (QSOX1-L) splice variant as a biomarker in serum for bladder cancer and possibly other cancers. Sapphire develops a prototype rapid diagnostic test that measures levels of QSOX1-L in blood.

On April 4, 2019, Sapphire announced the discovery of a new biomarker for the detection of certain cancers in blood and files for patent protection. Sapphire discovers QSOX1-L, which is highly specific for the presence of cancer in blood and has the potential to be detected earlier than circulating tumor cells.

On August 21, 2019, a clinical trial begins to evaluate Sapphire’s rapid diagnostic test to detect the QSOX1 peptide in patients with or at risk for pancreatic cancer. The purpose of the trial is to evaluate the diagnostic potential of Sapphire’s test to detect QSOX1 in patients with or at risk for pancreatic cancer. Status: Ongoing

On September 5, 2019, Sapphire Biotech files for a Small Business Investigational Research grant to develop potent and soluble analogs of SBI-183, a compound that has been shown to inhibit tumor growth and metastasis. Ultimately, Sapphire’s goal is to develop a therapeutic treatment for cancers that overexpress QSOX1. Application is in final review for Funding.

On September 26, 2019, Axim Biotechnologies and Sapphire Biotech enter into Joint Venture to develop polyfunctional cannabidiol derivatives with the higher potency.

On October 25, 2019, Sapphire Biotech files two patent applications for anti-metastatic compounds to treat cancer and prevent metastasis.

On December 5, 2019, Sapphire Biotech files patent application for the anti-metastatic compound to suppress tumor cell growth and block metastasis. Identified as SPX-1009, the compound is an analog of SBI-183, and in vitro testing demonstrates ten-fold greater potency than the parent compound.

On January 13, 2020, Sapphire Biotech enters into an agreement with Skysong Innovations, LLC for an exclusive license to technology relating to SBI-183, an anti-metastatic compound suppressing tumor cell growth and blocking metastasis (and grants equity to Mayo Clinic Ventures and Arizona State University).

On February 6, 2020, Sapphire Biotech signs Sponsored Research Agreement (SRA) with Arizona State University to conduct in vitro testing and in vivo pre-clinical animal studies re cancer inhibitory agents that will prevent metastases.

On March 18, 2020, Axim Biotechnologies announces the acquisition of Sapphire Biotech.

On March 24, 2020, Sapphire announces the completion of in-vitro studies on the new compound, SPX-1009 proving ten-fold greater inhibition of tumor metastasis than parent compound SBI-183 following testing of over 80 analogs.

On March 27, 2020, Sapphire Biotech signs an agreement with TD2 to initiate animal studies to evaluate the efficacy of SPX-1009 as an anti-metastatic treatment and to measure levels of QSOX1 as a potential companion diagnostic test.

Cannabinoid Development

Although AXIM is transitioning its focus from a cannabinoid biotech to a cancer biotech company there is still a crossover and a potential large market opportunity. That is because cannabinoids are showing to exert various palliative effects in cancer patients and cannabinoids are proving to inhibit the growth of different types of tumor cells, in laboratory animals. Additionally, drug cocktails are a promising strategy for diseases such as cancer, because cocktails can be more effective than individual drugs and can overcome problems of drug resistance. A recent study showed that mice treated with both CBD oil and chemotherapy survived almost 3x longer than chemotherapy alone.

Other studies in vitro and in vivo focusing on pancreatic cancer found that cannabinoids can help slow tumor growth, reduce tumor invasion, and induce tumor cell death. A 2019 study indicated that CBD could provoke cell death and make glioblastoma cells more sensitive to radiation, but with no effect on healthy cells. A study in experimental models of colon cancer in vivo suggests that CBD may inhibit the spread of colorectal cancer cells. Other research demonstrated the efficacy of CBD in pre-clinical models of metastatic breast cancer. The study found that CBD significantly reduced breast cancer cell proliferation and invasion.

However, there is a huge problem, cannabinoids are not water-soluble.

Cannabinoids are lipophilic molecules (i.e., oil-based compounds that are not soluble in water). This means that when you place extracted hemp oils into water, they float. Cannabionoids in their natural lipophilic state do not mix with water and will not dissolve in the water. This has always been the problem for oil-based compounds—because the human body is 60% water, they have difficulty dissolving, and more importantly, absorbing these molecules.

The term “water solubility” refers to a compound’s ability to dissolve into water at a specific temperature. The term bioavailability refers to the amount of active ingredient in the compound, which makes it into the bloodstream. If an ingredient is injected directly into the bloodstream, it is 100% bioavailability.

When CBD is ingested, it is absorbed by the digestive system. From the stomach, the compounds enter the hepatic portal system, where they are carried through into the liver. The liver then metabolizes the CBD molecules, in what’s referred to as the “first pass effect.” Here, CBD can be significantly broken down before reaching the blood.

Other reasons for decreased oral bioavailability include destruction of the drug by gastric acidity, intestinal membrane enzymes, complexion with food constituents or bacterial enzymes. Foods, especially fat, can slow gastric emptying. Absorption can be limited by the short transit period of the drug through the small intestine (2-4 hours). These functions act on CBD, reducing the concentration of the compounds before passing on what remains to the bloodstream. The first pass metabolism effects a large portion of the CBD and its metabolites are excreted, which means that a lot of the benefits are literally flushed away. Lastly there are questions about liver toxicity, especially in large doses.

It is estimated that the bioavailability of CBD is as low as 5-10 percent going through the stomach into the bloodstream.

Axim’s New Solution

We have been working for the last several months in the laboratory to develop water soluble polyfuncitional cannabinoids. We recently perfected our reaction process and have filed for a new patent. It shows that our CBD molecule is about 338x more water-soluble than CBD. To put it into perspective, if one dissolves 1G of CBD in water-octanol mixture, only 3.9 micrograms of it will end up in water; while for 1G of our new polyfuncitional CBD 1,318 micrograms will go into water. We believe this could be a game changer for the entire cannabinoid world.

Anticipated Milestones for 2020 Cannabinoid Development

We now plan to generate next generation multifunctional cannabinoid constructs that may produce more potent response then individual cannabinoid molecules with an added benefit of being more water-soluble and bioavailable. The newly generated compounds will then be tested in several cell-based assays alongside with corresponding individual cannabinoids and mixtures thereof.

Another advantage of such hybrid systems is that bioactive compounds can be specifically tailored to have a broad spectrum of receptor affinities via single administration of a chimeric compound instead of a specific ratio of two different compounds. This is especially true for heterobifunctional compounds comprised of CBD and CBG molecules. While action of CBD is well understood and includes anti-epileptic, anti-inflammatory, anti-biotic and other activities, the biological function of CBG is still poorly understood. It is believed that CBG is beneficial for cardiac health, helps heal inflammatory bowel disease and, most important, inhibits growth of colon cancer. The CBD-CBG hybrid may prove to have synergystic effects, which combined with improved solubility and bioavailability will provide a general new platform for the design of future cannabinoid-based drugs.

Bifunctional Cannabinoids

Next we are planning to synthesize combinations of cannabinoids: (1) CBD-CBD; (2) CBD -CBG; and (3) CBG-CBG. Three differently sized linkers will be used to determine best possible balance between water-solubility and activity. Hence, 9 different compounds will be produced in this section. These new chemical entities will be tested side by side with individual CBD/CBDA and CBG/CBGA molecules for solubility and activity (see below).

Multifunctional Cannabinoids

We plan to expand the bifunctional strategy to include three, four, … and more poly-valent CBD/CBG constructs over the next 12 months. Such linkers can be modified with the same or different cannabinoid molecules, which will further enhance their effectiveness, may produce unexpected and diverse effects, while at the same time supporting good water solubility and bioavailability. Additionally, such multifunctional constructs will allow labeling with different tracers. For example, a unique feature is the ability to add two cannabinoid molecules and a fluorescent or radioactive label. This will give us a unique opportunity to track biodistribution of the cannabinoid hybrids throughout cells or even live animals.

Biological Activity

The biological activity of the resulting compounds will be tested against native (unconjugated) CBD, CBG, CBDA and CBGA in functional binding, antibacterial/antifungal, and cancer proliferation assays as follows.

Antimicrobial assays: DH10B E. coli cells will be grown in our lab overnight, at 37C at 270 rpm rotation in LB medium with streptomycin (0.1%) to a cell density of 2 x 106 CFUmL-1. In control experiments, the above procedure will be repeated with no compound in the culture as a negative control.

Cancer proliferation assay and Cancer cell migration assay tests are planned using human breast cancer cell lines, MDA-MB-231 and MCF-7, The assays will be performed exactly as specified by the manufacturer’s protocol.

Pre-Clinical Animal Studies/ Stage 1: Polyfuncitional Cannabinoids Efficacy in Combination Therapy. Axim plans to conduct Stage 1 Animal Studies with our polyfunctional cannabinoids together with drug compound SPX-1009 and several cytotoxic drugs at the TD2 facility. The purpose is to assess tumor cell survival and invasion in the presence of several cytotoxic drugs and immune checkpoint inhibitor antibodies in combination with our polyfuncitional cannabinoids, SPX-1009 in 2 breast cancer and 2 pancreatic cancer cell lines. The determination will be made regarding the synergy or additive effects occurring during the administration of polyfuncitional cannabinoids, SPX-1009 and several cytotoxic drugs. Status: Estimated to begin June 2020.

Clinical Human Studies

Upon successful completion of Pre-Clinical Animal Studies with Polyfuncitional Cannabinoids, we anticipate identifying an Institutional Review Board to review and approve its protocol to conduct research and testing with humans and/or human tissues. Status: Estimated 1st Quarter, 2021.

Anticipated Expenses

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) continued research and development.

Intellectual Property

Currently, our intellectual property includes patents, trademarks and other proprietary, confidential and/or trade secret information. Our patent applications include fourteen (14) patent application families for oral care compositions, sugar alcohol kneading method, cosmetics, THC extraction method, antimicrobial compositions, nicotine dependence treatment gum, opioid dependence treatment gum, restless leg treatment gum, suppositories, method to treat psoriasis, method to treat atopic dermatitis, method to treat vitiligo, chewing gum for treatment of migraine, and polyfunctional cannabinoids. Eleven (11) of our patent applications are in non-provisional stage in the U.S., and twelve (12) are currently in national stage in foreign jurisdictions. Our patents include nine (9) patents, for ophthalmic solutions, method to use the ophthalmic solution to treat glaucoma and conjunctivitis, two patents on process to extract THC, two patents on suppositories, oral care compositions, method to treat atopic dermatitis, and anti-microbial powder; and two (2) licensed patents (chewing gum containing cannabidiol, and chewing gum containing cannabinoids, covering all cannabinoids, including THC). We are in the process of developing and filing more patent applications.

We have twenty nine (29) trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, A Axim Biotech, Cannanimals, CanQuit, CannaCoal, CanChui, CanShu, Oraximax, ReneCann, OpthoCann, Cannonich, Cannocyn, HempChew, SuppoCann, CanChew, CanChew Hemp CBD Gum, CanChew Rx, MedChew, CanChew Plus, CanQuit OC, MedChew GP, MedChew RL, CanChew +, CanChew +10, CanChew +50, CanChew +100, Hangover Gum, Wellness Gum, and Hole in One. Corresponding trademark applications have been filed in other jurisdictions have received registration or are pending. We also recently acquired a U.S. registered trademark “Chemogum.”

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

Employees

As of May 14, 2020, we have 1 full-time employees and 2 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

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

	High ($)	Low ($)
Fiscal Year Ended December 31, 2019
First Quarter	2.25	0.91
Second Quarter	1.62	0.76
Third Quarter	0.97	0.62
Fourth Quarter	0.66	0.35

Fiscal Year Ended December 31, 2018
First Quarter	10.29	3.24
Second Quarter	6.96	2.28
Third Quarter	3.49	1.70
Fourth Quarter	1.91	0.46

As of May 14, 2020, there are 62 holders of record of our common stock. This number does not include beneficial holders of our stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, during fiscal year 2019 that have not already been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or emerging growth companies.

We estimate our G & A expenses for 2020 to be approximately $4,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2020 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We don't expect R&D expenditures to exceed $12 million in 2020

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

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

On September 14, 2017, our Registration Statement on Form S-3 was declared effective by the SEC. We issued 2,500,000 shares common stock pursuant to the Company’s Registration Statement on Form S-3 during the year ending December 31, 2019.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The COVID-19 pandemic, as it was declared by the World Health Organization, has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.

We expect COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail and grocery store closures to negatively impact our operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations. We believe that our cash and cash equivalents on hand and these cost reduction measures, as needed, will provide sufficient liquidity to fund our operations for the next 12 months from the issuance of the consolidated financial statements.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $1,756,303, has an accumulated deficit of $35,440,042, has cash used in operating activities of $5,020,142 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Results of Operations

Comparison of the year ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018	$ Change	% Change
Revenues	$799,483	$195,614	$603,869	308.70%
Cost of goods sold	575,694	8,511	567,183	6,664.12%
Gross margin percentage	27.99%	95.65%	(67.66)%	-
Operating expenses	6,729,460	5,223,246	1,506,214	28.84%
Loss from operations	(6,505,671)	(5,036,143)	(1,469,528)	29.18%
Other (income) expenses	(58,114)	1,718,503	(1,776,617)	(103.38)%
Net loss	$(6,447,557)	$(6,754,646)	$307,089	(4.55)%

Revenue

For the year ended December 31, 2019, we had revenue of $799,483 from sales of our products, as compared to revenue of $195,614 for the year ended December 31, 2018. This is primarily due to strong company brand reputation brings more of purchase orders from customers.

Cost of Revenue

For the year ended December 31, 2019, we had cost of revenue of $575,694 from sales of our products, as compared to cost of revenue of $8,511 for the year ended December 31, 2018. This is primarily due to increasing in sales in 2019.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2019 our research and development expenses were $2,452,506 as compared to $2,056,175 for the year ended December 31, 2018. The increase is primarily due to increase in research and clinical activities of Wellness gum in 2019.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2019 and 2018 were $4,273,598 and $3,163,715 respectively. Variance was primarily due to stock compensation valued at $1,835,000 in 2019.

Depreciation Expenses

For the year ended December 31, 2019 our depreciation expenses were $3,356 as compared to $3,356 for the year ended December 31, 2018.

Other Income and Expenses

Our interest expenses for the year ending 2019 and 2018 were $248,636 and $456,063 respectively. Variance was result of extinguishing Atlas note in 2018, which incurred interest expense. Loss on extinguishment of debt for the years ending in 2019 and 2018 were $0 and $139,537 respectively. Amortization of debt discount was $75,272 and $1,122,903 respectively. Variance was result of debt exchange in 2018. The change to the FMV in marketable securities for years ending in 2019 and 2018 resulted in realized and unrealized gain of $268,274, $113,748, $0, and $0. Variance was result of selling 7,375,000 Impression shares and changing in Fair Market Value.

For the Year Ended December 31, 2019 and 2018

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $5,020,142 for the year ended December 31, 2019, as compared to net cash used of $4,845,269 for the year ended December 31, 2018. The increase is primarily attributable to our net loss from operations of $6,447,557 and offset by net changes in the balances of operating assets and liabilities, amortization of prepaid services and prepaid insurance, stock based compensation and realized and unrealized gain on marketable securities.

Net Cash provided by Investing Activities

Net cash provided by investing activities during the year ended December 31, 2019 was $348,187 compared to $0 for the same period in 2018. The increase was due to proceeds from sales of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019, was $3,377,958 compared to $4,593,053 for the same period in 2018. This is primarily due to decreasing in common stock issued under registration statement on Form S-3.

Covid-19 Disclosure

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company, including inventories, property and equipment, and marketable securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 4 to our consolidated financial statements.

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded by us as a reduction of research and development cost

Share-Based Payments

We estimate the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. We account for forfeitures of stock options as they occur.

Income Taxes

We use the asset and liability method to calculate deferred taxes. Deferred taxes are recognized based on the differences between the financial reporting and income tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We review deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon our assessment as to their realization.

We recognize tax when the positions meet a “more-likely-than-not” recognition threshold. There were no tax positions for which it is considered reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Recently Issued Accounting Standards

Note 4 to consolidated financial statements appearing elsewhere in this report includes Recently Issued Accounting Standards.

Foreign Currency Transactions

Foreign exchange loss in the year ended December 31, 2019 was $3,198 compared to $5,118 for the same period in 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8. Financial Statement and Supplementary Data

The full text of the Company's consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, begins on page F-1 of this Annual Report on Form 10-K.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as updated as of 2017. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2019. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

NAME	AGE	POSITION
John W. Huemoeller II	64	Chief Executive Officer, President
Dr. George E. Anastassov	55	Chairman, Founder
Dr. Philip A. Van Damme	66	Director, Chief Medical Officer
Lekhram Changoer	52	Director, Chief Technology Officer
Robert Malasek	51	Chief Financial Officer, Secretary
Timothy R. Scott, PhD	67	Director
Robert Cunningham	72	Director
Mauricio Javier Gatto-Bellora	58	Director

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

Dr. George E. Anastassov - Chairman of the Board

Dr. George E. Anastassov is the Chairman of the Board of Directors and founder of AXIM Biotechnologies, Inc. as of May 2014. Prior to that Dr. Anastassov was one of the founders and the CEO of CanChew Biotechnologies, LLC in 2012. Dr. Anastassov is also one of the founders and a Board Member and a general partner of Sanammad Foundation and Sanammad Pharmaceuticals; both companies originated and located in The Netherlands since 2009 and 2014, respectively. He is one of the developers of the first-in-the-world cannabinoid-containing chewing gum-based delivery system. Dr. Anastassov possesses Medical and Dental Doctorates as well as an Executive MBA. Dr. Anastassov has been recognized in “Who’s Who in Medicine” as well as “Who’s Who in Business Professionals” numerous times. He is the recipient of multiple national and international professional and humanitarian awards. Dr. Anastassov has been actively involved in Research and Development in Medicine and Biotechnologies since 1987.

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

Mauricio Javier Gatto-Bellora - Director

Mr. Gatto-Bellora has over 30 years in the pharmaceutical, biochemistry and cosmetics industries throughout the world. Mr. Gatto-Bellora’s business background includes Allergan (Mexico, Latin America, Brazil, Argentina), Natura (USA, Argentina, Brazil, Chile, Peru, Bolivia, France), Jugos Del Sur S.A., Mary Kay Inc, DaumDeuman, LLC, MonaVie and Hair Ventures, LLC. Since 2015 to the present, Mr. Gatto-Bellora has been the founder and President of Hair Ventures, LLC based in New York City. While working with Natura from 2002-2011, Mr. Gatto-Bellora served as CEO-International, CEO-Brazil & Latin America, President-Latin America and General Manager-Argentina being responsible for more than US$ 5 Billion in sales. From 2011 to the present, Mr. Gatto-Bellora served as the founder and CEO of Daumdeuman, LLC, a company specializing in the strategy and implementation of startup and turnaround companies with an emphasis on international scenarios. From 2013-2015, Mr. Gatto-Bellora was the President, CEO and Chairman of the Board of MonaVie a MLM company selling nutritional products in 46 countries. Mr. Gatto-Bellora holds a doctor’s degree in Pharmaceutical Sciences & Biochemistry from the University of Buenos Aires, and Postgrad degree in International business from INSEAD. Mr Gatto Bellora was published in multiple countries including the Journal of Micro-encapsulation and Journal of antimicrobial agents and chemotherapy.

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

Advisory Board

October 15, 2014, our Board of Directors created an Advisory Board to advise the Board on certain matters and decisions. As of June 30, 2019, the Company discontinued its compensation plan for the Advisory Board Members. Although our Advisory Board is currently inactive, as of December 31, 2019, the Company Advisory Board consists of:

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

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total/$
Dr. George E. Anastassov	2019	240,000	180,000	-	-	-	-	-	420,000
Chairman	2018	240,000	120,000	-	-	-	-	235,000	595,000

Dr. Philip A. Van Damme	2019	60,000	-	-	-	-	-	-	60,000
Director, Chief Scientific Officer	2018	45,000	-	-	-	-	-	-	45,000

Lekhram Changoer	2019	240,000	-	-	-	-	-	-	240,000
Director, Chief Technology Officer	2018	240,000	-	-	-	-	-	235,000	475,000

Robert Malasek	2019	30,000	-	-	-	-	-	-	30,000
Chief Financial Officer, Secretary	2018	12,000	-	-	-	-	-	235,000	247,000

Timothy R. Scott, PhD	2019	40,000	-	-	-	-	-	-	40,000
Director	2018	45,000	-	-	-	-	-	-	45,000

Robert Cunningham	2019	40,000	-	-	-	-	-	-	40,000
Director	2018	45,000	-	-	-	-	-	-	45,000

John W. Huemoeller II	2019	210,000	-	-	1,820,000	-	-		2,030,000
Director, Chief Executive Officer	2018	45,000	-	-	-	-	-	-	45,000

Mauricio J Gatto-Bellora	2019	20,000	-	-	-	-	-	-	20,000
Director	2018	-	-	-	-	-	-	-	-

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

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. Beginning in October 2019, the board decided to increase CEO base salary to $35,000 per month.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2019:

(i)each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)each of our officers and directors; and

(iii)all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at December 31, 2019, there were 64,854,539 shares of our common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Dr. George E. Anastassov(1)	3,053,000	4.71%(4)
Common Stock	Dr. Philip A. Van Damme(3)	202,500	** (5)
Common Stock	Lekhram Changoer(3)	2,315,000	3.57%(7)
Common Stock	Robert Malasek(1)	50,000	**
Common Stock	Mauricio Javier Gatto-Bellora(1)	0	**
Common Stock	Timothy R. Scott, PhD(1)	0	0%
Common Stock	Robert Cunningham(1)	0	0%
Common Stock	John W. Huemoeller II(1)	0	0%
Common Stock	Sanammad Foundation USA(6)	14,943,650	23.04%
Common Stock	Sanammad Foundation	3,626,706	5.59%
Common Stock	MJNA Investment Holdings LLC(2)	17,969,125	27.71%(8)
Common Stock	Medical Marijuana Inc(2)	4,700,000	7.25%
Common Stock	All Directors and Officers as a Group	24,190,856	37.30%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 8, 2014 the Company entered into a Promissory Note Agreement with CanChew Biotechnologies, LLC (CCB), a related party (the owners of CCB also own 90% of the outstanding shares of the Company), under which it borrowed $1,000,000 to fund working capital. The loan is a demand note which bears interest at a rate of 7% annually. The Promissory Note Agreement was amended effective January 1, 2015. The amended Promissory Note bears an annual interest rate of 3%. All other terms and conditions shall remain in full force and effect. On December 23, 2016, a principal payment of $120,000 was made. The total outstanding at December 31, 2019 is $1,046.926 which included $166,926 accrued interest.

On May 21, 2014, the Company’s President advanced an additional $5,000 to the Company to fund working capital needs.

On June 25, 2014, the Company received a non-interest-bearing advance from CanChew Biotechnologies, LLC (CCB) of $30,000 to pay the down payment on its D & O liability insurance. In addition, the Company during 2014 was advanced an additional $35,775 for operating expenses principally for the owner’s salary. For the years ended December 31, 2017 and 2016, the Company received additional advance of $0 and $1,619,067, respectively for operation expenses. The advance is due on demand. In the 4th quarter of 2019 and 2018, the Company evaluated changes in imputed interest and recorded $25,292 and $44,312 of interest expenses which represents 1.61% and 2.76% interest rate (Index for Applicable Federal Rates) as provided by IRS for December 2019 and 2018. The total outstanding due to related party as of December 31, 2019 and 2018 is $1,526,603 and $1,649,832, respectively.

Board of Directors Independence

The Company considers Mauricio Javier Gatto-Bellora, Robert Cunningham, and Timothy Scott to be “independent” within the meaning of definitions established by the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Audit Fees

RBSM LLP, billed us $107,000 and $97,500 in audit fees during the years ended December 31, 2019 and 2018, respectively.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2019 and 2018.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2019 and 2018.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2019 and 2018, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full- time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules

Please see the below Exhibit Index and the Index to Financial Statements and related notes to financials which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

Exhibit Index

		Incorporated by Reference (Form Type)		Filed with This Report
Exhibits	Exhibit #		Filing Date

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock.	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock.	3.5	10-Q	8/22/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. George E. Anastassov.	10.1	10-Q	11/21/2016

Amended and Restated Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Lekhram Changoer.	10.2	10Q	11/21/2016

Employment Agreement effective September 1, 2016, by and between AXIM International, Inc. and Dr. Philip A. Van Damme.	10.3	10-Q	11/21/2016

Letter of Intent (“Terms Sheet”) dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.4	10-K (A/1)	10/30/2019

Exclusivity Agreement dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.5	10-K (A/1)	10/30/2019

Amendment #1 to Exclusivity Agreement dated December 11, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.6	10-K (A/1)	10/30/2019

Supply Agreement dated May 31, 2019, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.7	10-K (A/1)	10/30/2019

May 1, 2019, License Agreement with CanChew Biotechnologies, LLC.	10.8			X

Code of Business Conduct and Ethics.	14.1	10-Q	11/20/2017

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Consent of Independent Registered Public Accounting Firm	23.1			X

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1*			X

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2*			X

Nominating and Governance Committee Charter.	99.1	10-Q	11/20/2017
Compensation Committee Charter.	99.2	10-Q	11/20/2017
Audit Committee Charter.	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John W. Huemoeller II	President and Director (Principal Executive Officer)	May 14, 2020
John W. Huemoeller II

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	May 14, 2020
Robert Malasek

/s/ Timothy R. Scott, PhD	Director	May 14, 2020
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	May 14, 2020
Robert Cunningham

/s/ Mauricio Javier Gatto-Bellora	Director	May 14, 2020
Mauricio Javier Gatto-Bellora

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Axim Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (the “Company”), as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RBSM, LLP

We have served as the Company’s auditor since 2014

New York, New York

May 14, 2020

AXIM BIOTECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$511,630	$1,805,627
Accounts receivable	315,843	-
Inventory	487,814	9,797
Prepaid expenses	77,606	52,105
Loan receivable	5,000	5,000
Marketable securities	213,745	150,000
Investment in Joint Venture	27,490	-
Total current assets	1,639,128	2,022,529
Property and equipment, net of accumulated depreciation of $14,543 and $11,187, respectively.	2,237	5,593

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	50,534	53,692
Security deposits	-	7,440
Total other assets	50,534	61,132
TOTAL ASSETS	$1,691,899	$2,089,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$774,781	$217,728
Due to shareholder	5,000	412,500
Due to first insurance funding	42,121	23,280
Due to related party	1,526,603	1,649,832
Promissory note - related party (including accrued interest of $166,926 and $140,526 respectively)	1,046,926	1,020,526
Total current liabilities	3,395,431	3,323,866

Long-term liabilities:
Convertible note payable (including accrued interest of $267,119 and $132,733 respectively)
net of unamortized debt discount of $739,732 and $815,004, respectively (see note 11)	5,056,865	4,847,207

Total long-term liabilities	5,056,865	4,847,207
TOTAL LIABILITIES	8,452,296	8,171,073

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	50	50
500,000 and 500,000 shares issued and outstanding, respectively
Common stock, $0.0001 par value, 300,000,000 shares authorized
64,854,539 and 59,582,890 shares issued and outstanding, respectively;	6,485	5,958
Additional paid in capital	28,623,060	22,863,608
Common stock to be issued	50,000	41,000
Accumulated deficit	(35,440,042)	(28,992,485)
TOTAL STOCKHOLDERS' DEFICIT	(6,760,397)	(6,081,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,691,899	$2,089,254

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statement of Operations

	For the	For the
	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Revenues	$799,483	$195,614

Cost of goods sold	575,694	8,511

Gross profit	223,789	187,103

Research and development expenses	2,452,506	2,056,175
Selling, general and administrative	4,273,598	3,163,715
Depreciation	3,356	3,356

Total operating expenses	6,729,460	5,223,246

Loss from operations	(6,505,671)	(5,036,143)

Other (income) expenses:
Unrealized gain on marketable securities	(113,748)	-
Realized gain on marketable securities	(268,274)	-
Amortization of debt discount	75,272	1,122,903
Loss on extinguishment of debt	-	139,537
Interest expense	248,636	456,063
Total other (income) expenses	(58,114)	1,718,503

Loss before provision of income tax	(6,447,557)	(6,754,646)
Provision for income tax	-	-

NET LOSS	$(6,447,557)	$(6,754,646)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,447,557)	$(6,754,646)

Loss per common share - basic and diluted	$(0.10)	$(0.12)

Weighted average common shares outstanding - basic and diluted	61,947,333	57,283,687

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Deficit

			Series A Convertible		Series B Convertible		Series C Convertible				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Capital	Deficit	Total
Balance at December 31, 2017	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	54,564,441	$ 5,457	$24,000	$15,923,789	$(22,237,839)	$(6,284,493)
Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	2,179	-	(15,000)	15,000	-	-
Common shares issued in redemption of note	-	-	-	-	-	-	-	-	1,925,830	193	-	403,289	-	403,482
Common shares issued in redemption of Atlas note	-	-	-	-	-	-	-	-	348,662	35	-	725,878	-	725,913
Common stock issued against exchange of debt	-	-	-	-	-	-	-	-	400,000	40	-	356,460	-	356,500
Common stock issued for consulting services	-	-	-	-	-	-	-	-	192,000	19	-	854,321	-	854,340
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	32,000	-	-	32,000
Gain on settlement of liabilities transferred to capital	-	-	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Gain on debt extinguishment transferred to capital	-	-	-	-	-	-	-	-	-	-	-	191,003	-	191,003
Common stock issued under registration statement on Form S-3	-	-	-	-	-	-	-	-	1,945,000	194	-	3,768,888	-	3,769,082
Common stock issued per stock purchase agreement	-	-	-	-	-	-	-	-	204,778	20	-	599,980	-	600,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,754,646)	(6,754,646)
Balance at December 31, 2018	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	59,582,890	$ 5,958	$41,000	$22,863,608	$(28,992,485)	$(6,081,819)
Common stock to be issued for consultancy services	-	-	-	-	-	-	-	-	25,723	3	(41,000)	55,997	-	15,000
Common stock issued for cash	-	-	-	-	-	-	-	-	5,006,405	501	-	3,413,875	-	3,414,376
Common stock issued against CS subscription received in PY	-	-	-	-	-	-	-	-	239,521	24	-	399,976	-	400,000
Common stock to be issued per stock purchase agreement	-	-	-	-	-	-	-	-	-	-	50,000	-	-	50,000
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	-	1,820,000	-	1,820,000
Imputed interest on interest free loan from related party advances	-	-	-	-	-	-	-	-	-	-	-	69,604	-	69,604
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,447,557)	(6,447,557)
Balance at December 31, 2019	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	64,854,539	$ 6,486	$50,000	$28,623,060	$(35,440,042)	$(6,760,396)

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,447,557)	$(6,754,646)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	3,356	3,356
Stock based compensation	1,835,000	911,340
Amortization of prepaid insurance	111,929	91,207
Amortization of debt discount	75,272	1,122,902
Amortization of intangible assets	3,158	9,475
unrealized gain on marketable securities	(113,748)	-
realized gain on marketable securities	(268,274)	-
Imputed interest on interest free loan from related party advances	69,604	-
Loss on extinguishment of asset & liabilities	-	139,537
Non-cash revenue	(57,400)	(150,000)

Changes in operating assets & liabilities:
Increase in accounts receivable	(315,843)	-
Increase in prepaid expenses	(9,872)	-
Increase in prepaid insurance	(127,558)	(101,439)
Increase in Inventory	(478,017)	(1,032)
Increase in due to First Insurance Funding	18,841	370
Increase (decrease) in accounts payable and accrued expenses	673,527	(116,339)
Decrease in security deposits	7,440	-
Net cash used in operating activities	(5,020,142)	(4,845,269)
CASH FLOW FROM INVESTING ACTIVITIES:
Investment in Joint Venture	(27,490)	-
Proceeds from Sale of Marketable Securities	375,677	-
Net cash provided by Investing activities	348,187	-
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from due to shareholders	-	407,500
Repayment of convertible notes	(7,500)	(1,965,610)
Repayment of related party loans	(78,917)	-
Proceeds from convertible notes	-	1,782,079
Common stock issued under registration statement on Form S-3	2,514,375	3,769,084
Common stock issued per stock purchase agreement	900,000	600,000
Proceeds from common stock to be issued per stock purchase agreement	50,000	-
Net cash provided by financing activities	3,377,958	4,593,053
Net decrease in cash and cash equivalents	(1,293,997)	(252,216)
Comprehensive income (loss)
Cash and cash equivalents at beginning of period	1,805,627	2,057,843
Cash and cash equivalents at end of period	$511,630	$1,805,627
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$60,278	$456,063
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$56,000	$15,000
Common stock issued against conversion of debt and interest	$-	$989,857
Common stock issued against CS subscription	400,000	-
Common stock issued against exchange of debt	$-	356,500
Balance on extinguishment of debt - related party	$-	$191,003

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

NOTE 2: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2019, and 2018 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

NOTE 3: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $1,756,303 and has an accumulated deficit of $35,440,042 has cash used in operating activities of continuing operations $5,020,142. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the year ended December 31, 2019, the Company raised additional capital of $3,414,375 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2019, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at December 31, 2019. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company's policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At December 31, 2019, two customers accounted for 100% of accounts receivable. For the year ended December 31, 2019, two customers accounted for 77% of total revenue. For the year ended December 31, 2018 two customers accounted for 95% of total revenue.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of December 31, 2019 and 2018, the Company had $175,304 and $4,922 of finished goods and $312,511 and $4,875 of raw material, respectively.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the year ended December 31, 2019 and 2018 the Company recorded $3,356 and $3,356, respectively, of depreciation expense.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are not amortized since they have an indefinite life. Instead, they are tested annually for impairment. In the year ended December 31, 2019, company recorded $3,158 of impairment loss. Intangible assets as of December 31, 2019 and 2018 amounted to $50,534 and $53,692, respectively

Revenue Recognition

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

Revenues are recognized when title for goods is transferred; non-refundable fees and proceeds from irrevocable agreements recognized when inflows or other enhancements of assets of the Company are received. Revenues from operations recognized for the year ended December 31, 2019 and 2018 amounted to $799,483 and $195,614, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc., Can Chew License Company, and Marina Street LLC as of December 31, 2019 and 2018. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

	As of December 31, 2019
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements
Marketable Securities	$213,745	$-	$-	$213,745

	As of December 31, 2018
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements
Marketable Securities	$150,000	$-	$-	$150,000

On December 31, 2019 the stock price was A$ 0.062 per share as quoted on asx.com.au and exchange rate of $0.7 AUD/USD as quoted on oanda.com and had FMV $213,745. The change to the FMV in marketable security for this period resulted in realized and unrealized gain of $268,274 and $113,748 respectively. These securities are classified as trading.

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2019, except for its convertible notes payable and derivative liability. The carrying amounts of these liabilities at December 31, 2019 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is as of December 31, 2019 and 2018 is classified as Level 1 within our fair value hierarchy.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2019 and 2018.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

There were common share equivalents 16,295,498 at December 31, 2019 and 15,843,037 at December 31, 2018. For the year ended December 31, 2019 and 2018 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $2,452,506 and $2,056,175 for the year ended December 31, 2019 and 2018, respectively.

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

December 31, 2019 and 2018

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

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Prepaid insurance	$67,734	$52,105
Prepaid raw material/inventory	9,871	-
	$77,605	$52,105

For the year ended December 31, 2019 and 2018 the Company recognized amortization of prepaid expense of $111,929 and $91,207, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 6: MARKETABLE SECURITIES

The Company received marketable securities, 10,300,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL as part of the agreement and letter of intent (LOI). The Company categorize these securities as trading securities and report them at fair value, with unrealized gains and losses included in earnings. On December 31, 2018 the stock price was A$ 0.02 per share as quoted on asx.com.au and exchange rate of $0.74 AUD/USD as quoted on olanda.com. The Company recorded securities at FMV valued at $150,000. The FMV change in marketable security was immaterial for the year ended December 31, 2018. As of December 31, 2019, the Company received another 2,000,000 shares and sold 7,375,000 shares. On December 31, 2019 the stock price was A$ 0.062 per share as quoted on asx.com.au and exchange rate of $0.7 AUD/USD as quoted on oanda.com and had FMV $213,745. The change to the FMV in marketable security for this period resulted in realized and unrealized gain of $268,274 and $113,748 respectively.

NOTE 7: INVESTMENT IN JOINT VENTURE-RELATED PARTY

On June 11, 2019 the Company entered in operating agreement as 1/3 member of KAM Industries, LLC, a Wyoming Limited Company. On June 18, 2019 KAM Industries LLC, entered into Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owned by FarmShare, LLC with whom KAM contracted to purchase a percentage of the hemp harvest for the 2019 growing season. Once the hemp is harvested from the 2019 growing season The Company will get its 1/3 share at no additional cost. The agreement then expires unless renewed for 2020 with an additional payment. The Company paid $27,490 for 33.3% of KAM Industries, LLC and recorded $27,490 as current asset as of December 31, 2019. This investment is counted by using cost method of accounting. An officer in KAM Industries, LLC is the Company’s CEO.

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

The following table summarizes promissory note payable as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	166,926	140,526
	$1,046,926	$1,020,526

For the year ended December 31, 2019 and 2018 the Company recognized interest expense of $26,400 and $26,400, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CanChew totaling $1,526,603 and $1,649,832 as of December 31, 2019 and 2018 respectively. The advances are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of December 31, 2019 and 2018, the total outstanding balance was $23,696 and $0 respectively for consulting fees to Mr. Changoer.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of December 31, 2019 and 2018, the total outstanding balance was $9,377 and $20,000 respectively.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month to month basis at the discretion of management. As of December 31, 2019 and 2018, the total outstanding balance was $35,000 and $20,000 respectively for consulting fees.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

On June 25, 2019, the Company renewed its D&O and EPLI insurance policy with total premiums, taxes and fees for $97,000 and $6,849 respectively. A cash down payment of $20,850 was paid on July 16, 2019. Under the terms of the insurance financing, payments of $9,501, which include interest at the rate of 7.2% per annum, are due each month for nine months commencing on July 25, 2019.

On October 22, 2019, the Company renewed its CL Products Liability insurance policy with total premiums, taxes and fees for $18,864. A cash down payment of $1,886 was paid on October 24, 2019. Under the terms of the insurance financing, payment of $1,945, which include interest at the rate of 7.451% per annum, are due each month for nine months commencing on November 22, 2019.

The total outstanding due to First Insurance Funding as of December 31, 2019 and 2018 is $42,121 and $23,280; respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	5,578	3,981
	$50,578	$48,981

The Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The balance on the Note as of December 31, 2019 and 2018 is $50,578 and $48,981, including interest accrued thereon of $5,578 and $3,981; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The following table summarizes convertible note payable as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on November 1, 2021, interest at 3.5% p.a.	4,000,000	4,000,000
Accrued interest	261,541	128,752
Total	5,746,019	5,613,230
Less: unamortized debt discount/finance premium costs	(739,732)	(815,004)
Convertible note payable, net	5,006,287	4,798,226
Less: current portion	-	-
Long term portion	$5,006,287	$4,798,226

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

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of December 31, 2019 and 2018, the balance of secured convertible notes was $539,227 and $522,035, which included $54,749 and $37,557 accrued interest; respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount was recorded related to beneficial conversion feature. In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2019 and 2018, this note has not been converted, the balance of secured convertible notes was $1,113,458 and $1,077,972, which included $113,458 and $77,972 accrued interest respectively.

In 2018 the Company extinguished debt with Investor. Investor had proposed a financing transaction pursuant to which the Company will satisfy and retire the Original Note and Original Note current balance in simultaneous exchange for and upon delivery by the Company of a (1) new Convertible Promissory Note in the principal amount of $4,000,000 (the “Exchange Note”), and (2) 400,000 shares of the Company’s restricted common stock (the “Origination Shares”).

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

Simultaneously, a third-party Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The interest on this note is payable bi-annually every May 1 and November 1. On May 1, 2019 the Company paid accrued interest of $60,278.

As of December 31, 2019 and 2018, the balance of this financial premium costs was $-0- and -0-, and the balance of secured convertible notes was $4,093,333 and $4,013,222, which included $93,333 and $13,222 accrued interest respectively.

During the year ended December 31, 2019 and 2018 the Company amortized the debt discount on all the notes of $75,272 and $1,122,903 respectively to operations as expense.

NOTE 12: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of December 31, 2019. On January 2, 2019, John Huemoeller the CEO was granted the option to purchase 2 million shares of Axim Common stock under the plan at a purchase price of $0.75 per share. 1 million options vested immediately and 1 million options vest at the end of 2019. The Company recorded compensation expense of $1,820,000 and $817,800 in 2019 and 2018

NOTE 13: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of December 31, 2019, and 2018 there are -0- and -0- shares of Series A Preferred Stock outstanding and 500,000 and 500,000 shares of Series B Preferred Stock and 500,000 and 500,000 shares of Series C Preferred Stock issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its shareholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of December 31, 2019, and 2018 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 13: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2019, and 2018, the Company had 64,854,539 and 59,582,890 shares of common stock issued and outstanding, respectively.

2019 Transactions:

Additional paid in capital includes imputed interest recorded with respect to the amount due to Canchew at amount of $69,604.

During the period between January 1, 2019 and December 31, 2019 the Company issued total 2,500,000 shares valued $2,514,375 pursuant to the Company’s Registration Statement on Form S-3. The Company received $2,514,375 in cash

On March 12, 2019 and July 11, 2019 the Company issued 239,521, and 687,285 restricted shares of its common stock to third party valued at $400,000, and $500,000 pursuant to the stock purchase agreement. The cash was received in 2018 and 2019 respectively.

On May 23, 2019 and August 1, 2019 the Company issued 19,668, and 6,055 shares of its common stock to its Advisory board valued at $48,500, and $7,500 respectively, which were carried on the books as stock to be issued. These amounts were recorded as consulting expense.

On December 2, 2019 and December 17, 2019 the Company issued 888,888, and 930,232 restricted shares of its common stock to third party valued at $200,000, and $200,000 pursuant to the stock purchase agreement. The cash was received in 2019.

2018 Transactions:

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 13: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 14: STOCK OPTIONS

On January 2, 2019, the Company granted 2,000,000 options with an exercise price of $0.75 per share to the Company owned by Mr. John Huemoeller, Chief Executive Officer of the Company. 1 million options vested immediately, and 1 million options vested at the end of 2019.

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.75	2,000,000	10	$0.75	2,000,000	$0.75

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 14: STOCK OPTIONS (CONTINUED)

The stock option activity for the year ended December 31, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	-	-
Granted	2,000,000	$0.75
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2019	2,000,000	$ 0.75

Stock-based compensation expense related to vested options was $1,820,000 during the twelve months ended December 31, 2019. The Company determined the value of share-based compensation for options vesting during twelve months ended December 31, 2019 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.91, risk-free interest rate of 2.66%, volatility of 318%, expected lives of 10 years, and dividend yield of 0%.

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

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock

Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. Beginning in October 2019, the board decided to increase CEO base salary to $35,000 per month.

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

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. At the three months ended March 31, 2018 the Company recorded $235,000 of compensation expense in the accompanying consolidated financial statements to account for the issuance of the incentive shares. Beginning in October 2019, the board ratified to increase CFO base salary to $3,000 per month.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 15: COMMITMENT AND CONTINGENCIES (CONTINUED)

On August 21, 2018, AXIM Biotechnologies, Inc. (the “Company”) entered into an agreement with Revive Therapeutics Ltd. (“Revive”) to begin selling the Company’s flagship nutraceutical product throughout the rapidly expanding Canadian cannabis market. The agreement defines a relationship where Revive will seek regulatory approval for AXIM’s proprietary, controlled-release functional chewing gum which contains hemp oil and cannabidiol (CBD). Under the terms of the agreement, Revive will have a minimum purchase amount annually, which increases each year for the term of the agreement. The agreement with Revive was terminated by the Company on or about April 16, 2020, when Revived failed to meet its Annual Minimum Purchase requirements.

On September 10, 2018, AXIM Biotechnologies, Inc. (the “Company”) entered into a Letter of Intent (“LOI”) with Impression Healthcare Limited (“Impression”), Australia’s largest home dental impression company, for exclusive distribution of all AXIM® Biotech products throughout Australia and New Zealand.

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand. On December 20, 2018 the Company signed Exclusivity Agreement on terms that include Exclusivity period of 90 days after the date on which this agreement is executed with Impression in exchange for 10,300,000 ordinary fully paid shares in Impression at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000 which the Company recognized as a revenue in 4th quarter of 2018. During the year December 31, 2019, the Company received another 2,000,000 shares and sold 7,375,000 shares. On December 31, 2019 the Company valuated the change on FMV of marketable securities and recorded realized and unrealized gain of $268,274 and $113,748 respectively.

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

In exchange for this license Kiss Industries will pay Axim 6% of gross sales as a royalty on all licensed products sold by Kiss. In the territory covered by this license which is the USA and Mexico. (Minimum annual royalty $50,000). Kiss will manufacture for Axim various licensed products at a price equal to 140% of Kiss’s cost. As of December 31, 2019 Kiss Industries did not sell any Axim’s products.

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $295.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,731 or approx. $2,000.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 15: COMMITMENT AND CONTINGENCIES (CONTINUED)

Litigation

As of December 31, 2019, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 16: INCOME TAXES

The Company utilizes ASC 740 “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act,” made sweeping modification to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The Act replaced the prior law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2019 due to the recent enactment.

For the period ended December 31, 2019, The Company had available, for Federal income tax purposes, net operating losses of $9,024,000 which expire at various dates through December 31, 2037 and $9,311,000 which have no expiration date. The net operating loss carryovers may be subject to limitations under Internal Revenue Code section 382, due to significant changes in the Company’s ownership. If a change of ownership has occurred the net operating loss carryovers would be limited or might be eliminated.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the period ended December 31, 2019 and 2018 as follows:

	2019	2018
Statutory federal income tax rate	21.0%	21.0%
Statutory state and local income tax rate (15% for 2019, 8.25% for 2018), net of federal benefit	11.9%	5.4%
Change in valuation allowance	(32.9%)	(26.4%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

	2019	2018
Deferred tax assets:
Net operating loss carry forward	$6,022,948	$3,177,346
Less: valuation allowance	(6,022,948)	(3,177,346)
Net deferred tax asset	$-	$-

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 16: INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $6,022,948, and $3,177,346, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. Management believes it is more likely than not that the Differed tax asset will not be realized, so a 100% Valuation Reserve has been established at December 31, 2019. Company is aware that as of there may be section 382 limitations on loss carryforward due to subsequent event described in note 17, but has not analyzed them at this time.

NOTE 17: SUBSEQUENT EVENTS

On January 13, 2020 and February 5, 2020 the Company issued 875,000, and 1,166,667 S-3 shares valued at $350,000, and $350,000 pursuant to the Company’s Registration Statement on Form S-3. The cash was received in 2020.

On March 9, 2020 and April 1, 2020 the Company issued 1,500,000, and 1,953,125 S-3 shares valued at $262,500, and $250,000 respectively pursuant to the Company’s Registration Statement on Form S-3. The cash was received in 2020.

On April 21, 2020 the Company issued 2,000,000 S-3 shares valued at $298,000 pursuant to the Company’s Registration Statement on Form S-3. The cash was received in 2020.

On January 13, 2020 and April 21, 2020 the Company issued 250,000, and 1,176,470 restricted shares of its common stock to third party valued at $50,000, and $100,000 pursuant to the stock purchase agreement. The cash was received in 2019 and 2020, respectively.

On January 23, 2020 and February 26, 2020 the company issued 600,000 and 62,839 restricted shares of its common stock valued at $262,500, and 25,000 to third party for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively.

On March 18, 2020 the company acquired 100% of the issued and outstanding shares of Sapphire by means of a share exchange with the Sapphire Stockholders in exchange for 54,000,000 restricted shares of its common stock.

Impression Settlement Agreement

On April 14, 2020 the company terminated its marketing and production agreement with impression healthcare by mutual consent of both parties.

Sapphire Transaction

On January 3, 2020, AXIM Biotechnologies, Inc. (“AXIM”) entered into a binding Term Sheet with Delaware based Sapphire Biotech, Inc. (“Sapphire”). Sapphire is a research and development company that aims to improve global cancer care through the development of proprietary therapeutics for inhibiting cancer growth and metastasis.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 17: SUBSEQUENT EVENTS (CONTINUED)

On March 17, 2020, AXIM entered into a Share Exchange Agreement (“Agreement”) with Sapphire and all of the Sapphire stockholders. Pursuant to the terms of the Agreement, AXIM acquired 100% of the issued and outstanding shares of Sapphire by means of a share exchange with the Sapphire Stockholders in exchange for 54,000,000 newly issued shares of the common stock of AXIM (the “Share Exchange”). As a result of the Share Exchange, Sapphire became a 100% owned subsidiary of AXIM, which on a going forward basis will result in consolidated financial reporting by AXIM to include the results of Sapphire. The closing of the Share Exchange occurred concurrently with entry into the Share Exchange Agreement (the “Closing”).

Prior to the acquisition of Sapphire AXIM focused on the research and development of pharmaceutical products and extraction and purification of cannabinoids technologies. Unfortunately, AXIM’s studies to develop a bioequivalent to Marinol for the treatment of nausea and vomiting associated with chemotherapy and lack of appetite in HIV/ AIDS patients were not successful and have been discontinued. Because of this, the Company has also discontinued studies regarding Restless Leg Syndrome, drug related psychosis and intend to terminate the Supply Agreement with Noramco for or the long-term purchase of pharmaceutical grade dronabinol. Finally, the Company has terminated its relationship with Impression Healthcare Limited in Australia and Revive Therapeutics Ltd. in Canada for that sale of the Company’s gum products in those countries.

With the acquisition of Sapphire, we anticipate that we will advance our mission of improving global cancer care through the development of novel therapeutics for controlling metastatic cancer spread, and diagnostics for early cancer detection, response to treatment, and for monitoring post-treatment recurrence. The Company has made significant progress with its lead therapeutic drug candidate, SPX-1009, having successfully completed in vitro studies. As the Company commences our animal studies, we plan to prove that SPX-1009 will demonstrate its ability to block cancerous tumor growth and the spread of metastasis in vivo, a key milestone for 2020. This year, AXIM anticipates completing the development of our universal companion diagnostic test to measure the efficacy of cancer treatment by tracking QSOX1 levels in blood.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The COVID-19 pandemic, as it was declared by the World Health Organization, has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. We expect COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail and grocery store closures to negatively impact our operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations.

Sanammad Settlement Agreement

On May 6, 2020 (the "Effective Date"), AXIM Biotechnologies, Inc., a Nevada corporation (the “Company”), entered into an Agreement (the “Separation Agreement”) by and among the Company, CanChew License Company (“CanCo”), CanChew Biotechnologies, LLC (“CanChew”), Medical Marijuana, Inc., Dr. George A. Anastassov (“Dr. Anastassov”), Dr. Philip A. Van Damme (“Dr. Van Damme”), Lekhram Changoer (“Mr. Changoer”), Sanammad Foundation, Netherlands and Sanammad Foundation, US (collectively, the “Sanammad Parties”), pursuant to which, among other matters as described herein, Drs. Anastassov and Van Damme and Mr. Changoer resigned as members of the Company’s Board of Directors.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 17: SUBSEQUENT EVENTS (CONTINUED)

Pursuant to the Separation Agreement, the Company transferred and assigned to an entity designated by Dr. Anastassov all of the Company’s cannabis-related intellectual property other than the inventions and discoveries described in that certain cannabis-related patent application filed by the Company’s wholly-owned subsidiary, Sapphire Biotech, Inc. (water-soluble cannabinoid molecules). The Company also transferred 100% of its interest in CanCo and CanChew to an entity designated by Dr. Anastassov. In consideration for the transfers set forth above, any and all indebtedness owed by the Company to CanChew, totaling approximately $2.61 million, was satisfied and paid in its entirety.

In addition, in consideration for the payment by the Company of $65,000, the Company purchased 100% of the issued and outstanding shares of Series B Preferred Stock held by the Sanammad Parties. Such shares shall be retired to treasury of the Company. The Sanammad Parties also agreed to forfeit and assign back to treasury, for no consideration, a total of 18,570,356 shares of the Company's common stock.

In addition, each of Drs. Anastassov and Van Damme and Mr. Changoer have agreed to subject the shares of the Company’s common stock held by each of them to lock-up and leak-out restrictions, as follows: they shall not sell shares for a period of 12 months following the Effective Date and, thereafter, subject to a daily volume limitation of 5%, on an aggregate basis among them.

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration

Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to "true-up" the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company's common stock as of the due date of the severance payment obligation.

In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme's and Mr. Changoer's monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov.

The Company retains the right to prepay the severance obligations to Drs. Anastassov and Van Damme and Mr. Changoer, without penalty.

No claims were alleged by the Company against any party, and no claims were alleged against the Company. However, in connection with the transactions described above, the parties entered into a general mutual release of all claims.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 17: SUBSEQUENT EVENTS (CONTINUED)

Convertible Promissory Note

As reported on the Company’s Current Report on Form 8-K dated December 7, 2018, on November 30, 2018, the Company issued to an institutional investor a Convertible Promissory Note (the “Note”), and the Note was later transferred to Medical Marijuana, Inc. (“Lender”). On May 6, 2020, the parties entered into an Addendum to the Note pursuant to which, commencing on May 1, 2020, interest shall accrue, at the original rate of 3.5%, and shall be payable on a semi-annual basis commencing November 1, 2020. The maturity date of the Note was extended until November 1, 2026. In addition, the Conversion Price was reduced in the Addendum from $1.50 to $0.25 per share.

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full.