Form 10-Q
period 2020-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2020-06-30
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

AXIM Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4029386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6191 Cornerstone Court, E. Suite 114

San Diego, CA 92121

(Address of principal executive offices)

(858) 923-4422

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 131,089,578 of common stock, par value $0.0001 per share, outstanding as of June 29, 2020.

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by AXIM Biotechnologiest, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed as a result of the disruptions caused by the novel coronavirus (“COVID-19”) pandemic, including the impact of (a) certain employees working from home, which slowed the Company’s routine quarterly close process, (b) delays in communications with various counterparties and (c) the need to perform additional analyses and procedures relating to the COVID-19 pandemic’s impact on the Company’s business and operations and on the financial statements included in the Form 10-Q. The Company has relied on the “Order Under Section 36 of the Securities Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465), issued by the SEC in light of the COVID-19 pandemic, to delay the filing of the Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)

Current assets:
Cash	$442,749	$511,630
Accounts receivable	175	315,843
Inventory	510,301	487,814
Prepaid expenses	43,634	77,606
Loan receivable	5,000	5,000
Marketable securities	109,040	213,745
Investment in Joint Venture	27,490	27,490
Total current assets	1,138,389	1,639,128

Property and equipment, net of accumulated depreciation	25,273	2,237

Other Assets:
Acquired intangible asset - intellectual property licensing agreement, net	47,375	50,534
Patent - Sapphire	249,521	-
Goodwill	3,541,451	-
Research in progress	5,900,000	-
Security deposit	12,785	-
Total other assets	9,751,132	50,534

TOTAL ASSETS	$10,914,794	$1,691,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$939,625	$774,781
Due to Cross & Company	518,948	-
Due to shareholder	5,000	5,000
Due to first insurance funding	7,782	42,121
Due to related party	1,526,603	1,526,603
Promissory note (related party note payable $1,053,436, including $173,436 interest)	1,382,571	1,046,926

Total current liabilities	4,380,529	3,395,431

Long-term liabilities:
Deferred tax liability	1,845,000	-
Convertible note payable net of unamortized debt discount	5,050,977	5,056,865

Total long-term liabilities	6,895,977	5,056,865

TOTAL LIABILITIES	11,276,506	8,452,296

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized
123,309,045 and 64,854,539 shares issued and outstanding, respectively	12,331	6,485
Additional paid in capital	37,094,266	28,623,060
Common stock to be issued	-	50,000
Accumulated deficit	(37,468,409)	(35,440,042)
TOTAL STOCKHOLDERS’ DEFICIT	(361,712)	(6,760,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,914,794	$1,691,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Revenues	$7,140	$17,061

Cost of goods sold	2,417	4,381
Gross profit	4,723	12,680

Operating Expenses:
Research and development expenses	620,510	532,679
Selling, general and administrative	1,231,046	1,772,831
Depreciation	839	839

Total operating expenses	1,852,395	2,306,349

Loss from operations	(1,847,672)	(2,293,669)

Other (income) expenses:
Unrealized loss on marketable securities	104,705	(25,000)
Amortization	19,363	18,662
Interest expense	56,627	55,346
Total other (income) expenses	180,695	49,008

Loss before provision of income tax	(2,028,367)	(2,342,677)
Provision for income tax	-	-

NET LOSS	$(2,028,367)	$(2,342,677)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,028,367)	$(2,342,677)

Loss per common share - basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic and diluted	75,052,908	60,252,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condenses Consolidated Statement of Stockholders’ Deficit

					Series A Convertible		Series B Convertible		Series C Convertible		Common Stock	Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		to be	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
Balance at December 31, 2018	59,582,890	$5,958	-	$ -	-	$ -	500,000	$50	500,000	$50	$41,000	$22,863,608	$(28,992,485)	$(6,081,819)
Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	1,137,500	-	1,137,500
Common stock issued under registration statement on Form S-3	1,250,000	125	-	-	-	-	-	-	-	-	-	1,592,687	-	1,592,812
Common stock issued per stock purchase agreement	239,521	24	-	-	-	-	-	-	-	-	-	399,976	-	400,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,342,677)	(2,342,677)
Balance at March 31, 2019	61,072,411	$6,107	-	$ -	-	$ -	500,000	$50	500,000	$50	$48,500	$25,993,771	$(31,335,162)	$(5,286,684)

Balance at December 31, 2019	64,854,539	$6,485	-	$ -	-	$ -	500,000	$50	500,000	$50	$50,000	$28,623,060	$(35,440,042)	$(6,760,397)
Common stock issued against common stock to be issued	250,000	25	-	-	-	-	-	-	-	-	(50,000)	49,975	-	-
Common stock issued for services	662,839	66	-	-	-	-	-	-	-	-	-	287,434	-	287,500
Common stock issued under registration statement on Form S-3	3,541,667	355	-	-	-	-	-	-	-	-	-	962,145	-	962,500
Subscription price adjustment	-	-	-	-	-	-	-	-	-	-	-	(518,948)	-	(518,948)
Beneficial conversion of 190K convertible note	-	-	-	-	-	-	-	-	-	-	-	190,000	-	190,000
Common stock issued for acquisition	54,000,000	5,400	-	-	-	-	-	-	-	-	-	7,500,600	-	7,506,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,028,367)	(2,028,367)
Balance at March 31, 2020	123,309,045	$12,331	-	$ -	-	$ -	500,000	$50	500,000	$50	$ -	$37,094,266	$(37,468,409)	$(361,712)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,028,367)	$(2,342,677)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	839	839
Stock based compensation	287,500	1,145,000
Amortization of prepaid insurance	31,280	25,768
Amortization of debt discount	19,363	18,662
Amortization of intangible assets	3,637	3,158
Unrealized gain (loss) on marketable securities	104,705	(25,000)

Changes in operating assets & liabilities:
Decrease (increase) in accounts receivable	315,668	(13,000)
Decrease in prepaid expenses	2,692	-
Increase in Inventory	(22,487)	(68,676)
Increase in due to First Insurance Funding	(34,339)	(23,280)
Increase in accounts payable and accrued expenses	211,656	545,705
Decrease in security deposits	-	4,952
Increase in property and equipment	(3,342)	-
Net cash used in operating activities	(1,111,195)	(728,549)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	79,814	-
Net cash provided by investing activities	79,814	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of related party loans	-	(7,500)
Common stock issued under registration statement on Form S-3	962,500	1,592,812
Net cash provided by financing activities	962,500	1,585,312

Net (decrease) increase in cash and cash equivalents	(68,881)	856,763

Cash and cash equivalents at beginning of period	511,630	1,805,627
Cash and cash equivalents at end of period	$442,749	$2,662,390
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$50,000	$-
Account receivable against conversion of debt and interest	$75,074	$-
Common stock issued against CS subscription	$-	$400,000
Shares issued for acquisition of Sapphire Biotechnology	$7, 506,000	$-
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition	$1,845,000	$-
Assets acquired and liability assumed as a result of Sapphire Biotech Acquisition	$525,365	$-
BCF related to discount on conversion	$190,000	$-
Other	$71,782	$-
Subscription price adjustment	$518,948	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

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

NOTE 3: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2020, and for the three months period ended March 31, 2020 and 2019 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of March 31, 2020 (unaudited) and December 31, 2019, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020.

NOTE 4: GOING CONCERN

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the condensed consolidated financial statements, the Company has negative working capital of $3,242,140 and has an accumulated deficit of $37,468,409 has cash used in operating activities of continuing operations $1,111,195. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 3,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. This includes sales for the three months ended March 31, 2020, during which the Company sold 3,541,667 shares and raised additional capital of $962,500 through this Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at March 31, 2020 and December 31, 2019. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At March 31, 2020 and December 31, 2019, one customer and two customers accounted for 100% and 100% of accounts receivable, respectively. For the three months period ended March 31, 2020, one customer accounted for 24% of total revenue. For the three months period ended March 31, 2019, one customer accounted for 76% of total revenue.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of March 31, 2020 and December 31, 2019, the Company had $218,829 and $175,304 of finished goods and $291,472 and $312,511 of raw materials; respectively.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. For the three months ended March 31, 2020 and 2019 the Company recorded $839 of depreciation expenses for each of these periods.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are amortized if they have a definite life, and not amortized if they have an indefinite life and then they are tested annually for impairment. Intangible assets as of March 31, 2020 and December 31, 2019 amounted to $9,738,347 and $50,534 net of accumulated amortization and impairment losses of $668,535 and $664,898, respectively. During the three months period ended March 31, 2020 and 2019, the company recorded $3,637 and $3,158 of amortization and impairment loss, respectively.

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

Revenues from operations recognized for three month ended March 31, 2020 and 2019 amounted to $7,140 and $17,061, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc. Can Chew License Company, Marina Street LLC, Axim Biotechnologies (the Netherland Company) and Sapphire Biotech, Inc. and wholly-owned subsidiary Sapphire Diagnostics LLC as of March 31, 2020. All significant intercompany transactions and balances have been eliminated in consolidation.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2020 and December 31, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

	As of March 31, 2020
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Marketable Securities	$109,040	$ -	$ -	$109,040

	As of December 31, 2019
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Marketable securities	$213,745	$ -	$ -	$213,745

The Company recorded a change in FMV of trading securities as unrealized loss of $104,705 and unrealized gain of $25,000 for the three months ended March 31, 2020 and 2019, respectively. These securities are classified as trading.

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2020 and December 31, 2019, except for its convertible notes payable and derivative liability. The carrying amounts of these liabilities at March 31, 2020 and December 31, 2019 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is as of March 31, 2020 and December 31, 2019 is classified as Level 1 within our fair value hierarchy.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company had $240,769 and 0 allowance for doubtful accounts at March 31, 2020 and December 31, 2019. The Company had $175 accounts receivable at March 31, 2020 and $315,843 at December 31, 2019.

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

There were 22,367,172 common share equivalents at March 31, 2020 and 16,295,498 common shares at December 31, 2019. For the three months ended March 31, 2020 and 2019 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $620,510 and $532,679 for the three months ended March 31, 2020 and 2019 respectively.

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

The Company has a long-term operating lease, and the long-term operating lease only took effect in April 2020. Thus the adoption of ASC 842 had no impact on the condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. We determined it had no material impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Prepaid insurance	$36,455	$67,734
Prepaid raw material/inventory	7,179	9,872
	$43,634	$77,606

For the three months ended March 31, 2020 and 2019, the Company recognized amortization of prepaid expense of $31,280 and $25,768, respectively.

NOTE 7: MARKETABLE SECURITIES

The Company received marketable securities, 10,300,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL as part of the agreement and letter of intent (LOI). The Company categorize these securities as trading securities and report them at fair value, with unrealized gains and losses included in earnings. On December 31, 2019, the Company received another 2,000,000 shares and sold 7,375,000 shares. On December 31, 2019 the stock price was A$ 0.062 per share as quoted on asx.com.au and exchange rate of $0.7 AUD/USD as quoted on oanda.com and had FMV $213,745. The change to the FMV in marketable security for this period resulted in realized and unrealized gain of $268,274 and $113,748 respectively. As of March 31, 2020 the stock price was A$ 0.036 per share as quoted on asx.com.au and exchange rate of $0.615 AUD/USD as quoted on olanda.com. The Company recorded securities at FMV valued at $109,040. For the three months ended March 31, 2020 and 2019, the Company recorded realized and unrealized gain (loss) of $-0-, $-0-, ($104,705) and $25,000, respectively.

NOTE 8: INVESTMENT IN THIRD PARTY

On June 11, 2019 the Company entered in operating agreement as 1/3 member of KAM Industries, LLC, a Wyoming Limited Company. On June 18, 2019 KAM Industries LLC, entered into Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owned by Farm Share, LLC with whom KAM contracted to purchase a percentage of the hemp harvest for the 2019 growing season. Once the hemp is harvested from the 2019 growing season The Company will get its 1/3 share at no additional cost. The agreement then expires unless renewed for 2020 with an additional payment. The Company paid $27,490 for 33.3% of KAM Industries, LLC and recorded $27,490 as current asset as of December 31, 2019. This investment is counted by using cost method of accounting. An officer in KAM Industries, LLC is the Company’s CEO.

As of March 31, 2020, Farm Share, LLC is in the middle of the processing of the entire 2019 crop. During the virus shut down the extraction laboratories were not considered essential, but they were back in business as of June 11, 2020.

NOTE 9: PROMISSORY NOTE - RELATED PARTY

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

The following table summarizes promissory note payable as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December31, 2019
Promissory note payable, due on demand, interest at 3% p.a.	$880,000	$880,000
Accrued Interest	173,436	166,926
	$1,053,436	$1,046,926

For the three months ended March 31, 2020 and 2019 the Company recognized interest expense of $6,510 and $6,510, respectively on this note.

NOTE 10: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CanChew totaling $1,526,603 and $1,526,603 as of March 31, 2020 and December 31, 2019 respectively. The advances are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note.

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of March 31, 2020 and December 31, 2019, the total outstanding balance was $20,000 and $23,696 respectively for consulting fees to Mr. Changoer.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of March 31, 2020 and December 31, 2019, the total outstanding balance was $21,877 and $9,377 respectively.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month to month basis at the discretion of management. As of March 31, 2020 and December 31, 2019, the total outstanding balance was $35,000 and $35,000 respectively for consulting fees.

NOTE 11: DUE TO FIRST INSURANCE FUNDING

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

The total outstanding due to First Insurance Funding as of March 31, 2020 and December 31, 2019 is $7,782 and $42,121; respectively.

NOTE 12: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	5,972	5,578
	$50,972	$50,578

The Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The balance on the Note as of March 31, 2020 and December 31, 2019 is $50,972 and $50,578, including interest accrued thereon of $5,972 and $5,578, respectively.

The following table summarizes convertible note payable as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on November 1, 2021, interest at 3.5% p.a.	4,000,000	4,000,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	-
Accrued interest	235,897	261,541
Total	5,910,375	5,746,019
Less: unamortized debt discount/finance premium costs	(910,370)	(739,732)
Convertible note payable, net	5,000,005	5,006,287
Less: current portion	-	-
Long term portion	$5,000,005	$5,006,287

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

On March 8, 2018, the holder converted $210,422 note, which included $10,422 interest into 956,030 restricted shares of the Company’s common stock. On March 13, 2018 the holder converted $176,080 of convertible note, which included $10,558 interest, into 800,000 shares of the Company’s common stock. As of March 31, 2020 and December 31, 2019, the balance of secured convertible notes was $543,467 and $539,227, which included $58,989 and $54,749 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to (i) $0.2201 or (ii) 80% of closing price of the Company’s common stock as of the date of conversion. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. On October 20, 2016, the terms of a above Convertible note was modified into convertible note with fixed conversion price of $0.2201. Since the modification happened on the same day, the note was treated to have fixed conversion price and accordingly debt discount was recorded related to beneficial conversion feature. In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2020 and December 31, 2019, this note has not been converted and the balance of secured convertible notes was $1,122,208 and $1,113,458, which included $122,208 and $113,458 accrued interest, respectively.

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

As of March 31, 2020 and December 31, 2019, the balance of secured convertible note was $4,053,259 and $4,093,333 which included $53,259 and $93,333 accrued interest respectively.

On December 31, 2019, Sapphire Biotech, Inc. entered into an Convertible Note Purchase Agreement whereas the Company issued a convertible note with a face value of $190,000 with a compounding interest rate of 3% per annum, the interest shall be payable annually beginning on December 31, 2020 until the maturity date of December 31, 2034, at which time all principal and interest accrued thereon shall be due and payable. The Convertible Note is secured by substantially all the Company’s tangible and intangible assets. In addition, the Convertible Note includes various non-financial covenants including the Company may not enter into any agreement, arrangement or understanding of any kind that would result in a transaction, or series of transactions, that would result in the sale of 50% or more of the Company’s capital stock without the prior approval of the holder.

Upon issuance, the Convertible Note was convertible into shares of the Company’s common stock at $1.90 per share. At December 31, 2019, the Company determined that the Convertible Note contained a beneficial conversion feature for which a full discount was recorded on the Convertible Note. The fair market value of the Company’s common stock was based upon the estimated per share acquisition price per the pending acquisition of the Company, see Note 8 for additional information. The discount of $190,000 will be amortized using the effective interest method and will be fully amortized by December 31, 2034.

On March 17, 2020, Sapphire Biotech, Inc. entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”).  Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000.

During the three months ended March 31, 2020 and 2019, the Company amortized the debt discount on all the notes of $19,363 and $18,662, respectively, to other expenses. As of March 31, 2020 and December 31, 2019, the balance of secured convertible note was $191,441 and $0 which included $1,441 and $0 accrued interest respectively. As of March 31, 2020 and 2019, unamortized debt discount was $910,370 and $796,341, respectively.

On December 31, 2019, the Company entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to the Company in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. For the three months ended March 31, 2020, the principal and accrued interest balances were $324,218 and $756, respectively.

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of December 31, 2019. On January 2, 2019, John Huemoeller the CEO was granted the option to purchase 2 million shares of Axim Common stock under the plan at a purchase price of $0.75 per share. 1 million options vested immediately and 1 million options vest at the end of 2019. For the three months ended March 31, 2020 and 2019 the Company recorded compensation expense of $287,500 and $1,145,000, respectively. As of March 31, 2020, John Huemoeller the CEO hasn’t exercised the option.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of March 31, 2020, and December 31, 2019 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

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

Each share of the Series A Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock at any time at the discretion of the holder. The Series A Convertible Preferred Stock provides for a liquidation preference as follows; In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the assets of the Company available for distribution to its shareholders shall be distributed as follows. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock, if any, and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock: (i) all shares of common stock of any subsidiary of the Company which are held by the Company: and (ii) an amount equal to $1.00 per share with respect to each share of Series A Convertible Preferred stock, plus all declared but unpaid dividends with respect to such share. The Series A Convertible Preferred Stock also contains super-majority voting rights and a number of protective covenants. As of March 31, 2020, and December 31, 2019 there are -0- and -0- Series A Convertible Preferred shares issued and outstanding; respectively.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2020, and December 31, 2019, the Company had 123,309,045 and 64,854,539 shares of common stock issued and outstanding, respectively.

2020 Transactions:

During the period between January 1, 2020 and March 31, 2020 the Company issued total 3,541,667 shares valued $962,500 pursuant to the Company’s Registration Statement on Form S-3. The Company received $962,500 in cash. The Company has an outstanding subscription price adjustment of $518,948 related to the issuance of the S-3 shares, which it expects to satisfy with the issuance of additional shares.

On January 13, 2020 the Company issued 250,000 restricted shares of its common stock to third party valued at $50,000, which were carried on the books as stock to be issued.

On January 23, 2020 and February 26, 2020 the Company issued 600,000, and 62,839 restricted shares of its common stock to third party valued at $262,500, and $25,000 pursuant to the stock purchase agreement for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively.

On March 17, 2020 the company acquired 100% of the issued and outstanding shares of Sapphire by means of a share exchange with the Sapphire Stockholders in exchange for 54,000,000 restricted shares of its common stock.

2019 Transactions:

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

NOTE 15: STOCK OPTIONS

On January 02, 2019, the Company granted 2,000,000 options with an exercise price of $0.75 per share to the Company owned by Mr. John Huemoeller, Chief Executive Officer of the Company.

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.75	2,000,000	9	$0.75	2,000,000	$0.75

The stock option activity for the year ended March 31, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,000,000	$0.75
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2020	2,000,000	$ 0.75

For the three months ended March 31, 2020 and 2019 stock-based compensation expense related to vested options was $0 and $1,137,500, respectively. The Company determined the value of share-based compensation for options vesting during 2019 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.91, risk-free interest rate of 2.66%, volatility of 318%, expected lives of 10 years, and dividend yield of 0%.

NOTE 16: BUSINESS COMBINATION – SAPPHIRE

In March 2020, the Company acquired SAPPHIRE BIOTECH, Inc., a biotechnology company focusing on improving cancer care through the development of proprietary therapeutics for inhibiting cancer growth and metastasis. The Company issued 54,000,000 shares of common stock with a total fair value of $7,506,000, in exchange for all outstanding shares of SAPPHIRE BIOTECH, Inc. The Company accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $9,573,233, which was preliminarily assigned to intangible asset and goodwill. The Company incurred $6,000 of acquisition-related costs, which will be recorded as expense after the evaluation work been completed.

The Company expects to complete the valuation of the intangible assets acquired in the SAPPHIRE BIOTECH, Inc. transaction by July 2020. Pursuant to the valuation, the Company may assign a portion of the purchase price to in-process technology that previously had been initially assigned to goodwill. In management’s judgment, the amount assigned to in process research and development would reflect the amount the Company would reasonably expect to pay an unrelated party for each project included in the technology. Based on the final valuation, the remaining excess purchase price will be allocated existing patents and goodwill.

The aggregate purchase price of $7,506,000 consisted of common stock valued at $7,506,000. The value of the $7,506,000 common shares issued was determined based on the closing price of the Company’s common shares at the acquisition date.

The following table summarizes the consideration paid for SAPPHIRE BIOTECH and the estimated amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration:
Cash and cash equivalents	$79,814
Property and equipment, net	20,533
Intangible assets including goodwill	9,763,233
Security deposit	12,785
Total asset acquired	$9,876,365

Accrued expenses and other current liabilities	$5,767
Deferred taxes liability	1,845,000
Notes Payable including convertible and discount on conversion	519,598
Total liabilities assumed	$2,370,365
Net assets acquired	$7,506,000

Of the $9,763,233 of acquired intangible assets, $5,900,000 was assigned to in-process research and development and $3,613,233 to goodwill that are not subject to amortization, and $1,845,000 was assigned to deferred tax liability at the date of acquisition. The remaining $250,000 of patent have a weighted-average useful life of approximately 20 years.

The $3,613,233 of goodwill is not expected to be deductible for tax purposes.

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is obtained. The effective settlement of receivable/payable between the Company and Sapphire was deemed to be not material.

Disclosure of Pro Forma Information

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of SAPPHIRE BIOTECH, Inc. had occurred at January 1, 2019:

	March 31, 2020	March 31, 2019
Revenues	$$7,140	$$17,061
Net income(loss)	$(2,455,268)	$(2,403,488)
Net loss per share—Basic	$(0.02)	$(0.02)
Net loss per share—Diluted	$(0.02)	$(0.02)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. During the three months ended March 31, 2020 Sapphire had no revenue transactions.

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

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. As of December 31, 2019 the Company recorded $1,820,000 of compensation expenses for vested stock options. Beginning in October 2019, the board decided to increase CEO base salary to $35,000 per month. As of March 31, 2020 the Company recorded $287,500 of compensation expenses for common stock issued for services.

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

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand. On December 20, 2018 the Company signed Exclusivity Agreement on terms that include Exclusivity period of 90 days after the date on which this agreement is executed with Impression in exchange for 10,300,000 ordinary fully paid shares in Impression at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000 which the Company recognized as a revenue in 4th quarter of 2018. During the year ended December 31, 2019, the Company received another 2,000,000 shares and sold 7,375,000 shares. On March 31, 2020 the Company valuated the change on FMV of marketable securities and recorded unrealized loss of $104,705.

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

On July 2, 2019, AXIM Biotechnologies, Inc. (“AXIM”) entered into a multi-term, non-exclusive license and distribution agreement (“Agreement”) with Colorado based gum developer, KISS Industries, LLC (“KISS Industries”).  Under the terms of the Agreement, AXIM grants KISS Industries a non-exclusive license to formulate and sell products that fall within AXIM’s cannabinoid chewing gum patent in exchange for royalties to be paid to AXIM based upon KISS Industries sales in the United States and Mexico.  The Agreement also grants AXIM the right to: (i) acquire 10 percent of KISS Industries under certain conditions; and (ii) match any outside future offer to acquire KISS Industries as a whole.  Further, AXIM’s CEO John W. Huemoeller II will also join the Board of Directors of KISS Industries..

In exchange for this license Kiss Industries will pay Axim 6% of gross sales as a royalty on all licensed products sold by Kiss. In the territory covered by this license which is the USA and Mexico. (Minimum annual royalty $50,000). Kiss will manufacture for Axim various licensed products at a price equal to 140% of Kiss’s cost. As of December 31, 2019 and March 31, 2020 Kiss Industries did not sell any Axim’s products.

Industry Sponsored Research Agreement— SAPPHIRE BIOTECH, Inc. entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. In consideration of the License executed between Skysong Innovations and the Company, the SRA provides for a reduced overhead of 5% instead of the usual 67.7%. This overhead fee differential of $89,851 will be deferred for five (5) years with interest of 5% compounded annually.

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $295.

The Company is renting a warehouse at Boelewerf 32, 2987 VD, Ridderkerk, Netherlands on a month to month basis, monthly rent is EUR 1,731 or approximately $2,000.

Lease Agreement—On March 3, 2020, SAPPHIRE BIOTECH, Inc. entered into a 3-year lease agreement (“Lease”) to relocate to a larger space within the same business park. The current lease was due to expire September 30, 2020 and afforded 1,166 square feet at $2,595 base rent. The new space totals 1,908 square feet with base rent in the 1st year $4,713, 2nd year $4,854 and 3rd year $5,000. Upon commencement of the Lease on April 25, 2020, the previous lease will expire.

Litigation

As of March 31, 2020, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 18: SUBSEQUENT EVENTS

On April 1, 2020 the Company issued 1,953,125 S-3 shares valued at $250,000 pursuant to the Company’s Registration Statement on Form S-3. The cash was received subsequent to March 31, 2020.

On April 21, 2020 the Company issued 2,000,000 S-3 shares valued at $298,000 pursuant to the Company’s Registration Statement on Form S-3. The cash was received subsequent to March 31, 2020.

On April 21, 2020 the Company issued 1,176,470 restricted shares of its common stock to third party valued at $100,000 pursuant to the stock purchase agreement. The cash was received subsequent to March 31, 2020.

On May 22, 2020 the Company issued 190,810 and 286,215 S-8 shares valued at $20,000 and $35,000 pursuant to the Company’s Registration Statement on Form S-8 for severance.

On June 10, 2020 the Company issued 2,173,913 restricted shares of its common stock to third party valued at $500,000 pursuant to the stock purchase agreement. The cash was received subsequent to March 31, 2020.

On June 24, 2020 the Company issued 625,000 restricted shares of its common stock to third party valued at $100,000 pursuant to the stock purchase agreement. The cash was received subsequent to March 31, 2020.

Impression Settlement Agreement

On April 14, 2020 the company terminated its marketing and production agreement with impression healthcare by mutual consent of both parties.

COVID-19

As previously discussed in the Current Report on Form 8-K filed by AXIM Biotechnologies, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed as a result of the disruptions caused by the novel coronavirus (“COVID-19”) pandemic, including the impact of (a) certain employees working from home, which slowed the Company’s routine quarterly close process, (b) delays in communications with various counterparts and (c) the need to perform additional analyses and procedures relating to the COVID-19 pandemic’s impact on the Company’s business and operations and on the financial statements included in the Form 10-Q. The Company has relied on the “Order Under Section 36 of the Securities Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465), issued by the SEC in light of the COVID-19 pandemic, to delay the filing of Form 10-Q; and expects to file its Quarterly report for the period ended March 31, 2020, on Form 10-Q approximately 45 days after May 15, 2020.

Sanammad Settlement Agreement

On May 6, 2020 (the “Effective Date”), AXIM Biotechnologies, Inc., a Nevada corporation (the “Company”), entered into an Agreement (the “Separation Agreement”) by and among the Company, CanChew License Company (“CanCo”), CanChew Biotechnologies, LLC (“CanChew”), Medical Marijuana, Inc., Dr. George A. Anastassov (“Dr. Anastassov”), Dr. Philip A. Van Damme (“Dr. Van Damme”), Lekhram Changoer (“Mr. Changoer”), Sanammad Foundation, Netherlands and Sanammad Foundation, US (collectively, the “Sanammad Parties”), pursuant to which, among other matters as described herein, Drs. Anastassov and Van Damme and Mr. Changoer resigned as members of the Company’s Board of Directors.

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

In addition, in consideration for the payment by the Company of $65,000, the Company purchased 100% of the issued and outstanding shares of Series B Preferred Stock held by the Sanammad Parties. Such shares shall be retired to treasury of the Company. The Sanammad Parties also agreed to forfeit and assign back to treasury, for no consideration, a total of 18,570,356 shares of the Company’s common stock.

In addition, each of Drs. Anastassov and Van Damme and Mr. Changoer have agreed to subject the shares of the Company’s common stock held by each of them to lock-up and leak-out restrictions, as follows: they shall not sell shares for a period of 12 months following the Effective Date and, thereafter, subject to a daily volume limitation of 5%, on an aggregate basis among them.

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation.

In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov.

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

Overview

Axim Biotechnologies, Inc., a Nevada corporation, was originally incorporated in the State of Nevada on November 18, 2010, under the name AXIM International, Inc. On July 24, 2014, we changed our name to AXIM Biotechnologies, Inc. to better reflect our business operations. Our principal corporate headquarters are located at 6191 Cornerstone Court, E., Suite 114, San Diego, CA 92121. Our website address is www.aximbiotech.com. The information contained on, or that can be accessed through, our website is not a part of this prospectus. The trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

Acquisition of Sapphire Biotech, Inc.

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”).  Following the closing of the transaction, Sapphire became a wholly owned subsidiary of AXIM.

Current Operations Following the Acquisition of Sapphire Biotech, Inc.

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

Employees

As of June 29, 2020, we have 3 full-time employees and 1 part-time employees. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

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

Comparison of the three months ended March 31, 2020 to March 31, 2019.

For the three months periods ended March 31, 2020 and 2019, our revenues from continuing operations totaled $7,140 and $17,061 respectively, realized and unrealized gain(loss) on change in FMV of trading securities -0-, -0-, $(104,705) and $25,000, respectively for the same periods.

	Three months	Three months	$ Change	% Change
	Period Ended	Period Ended
	31-March-20	31-March-19

Research and development	$620,510	$532,679	$87,831	16.49%
Depreciation	839	839	-	0.00%
Advertising and promotions	320,011	48,740	271,271	556.57%
Travel and entertainment expenses	29,655	30,874	(1,219)	(3.95%)
Office/Other expenses	37,438	42,872	(5,434)	(12.67%)
Impairment	3,637	3,158	479	15.17%
Licenses and permits	53,041	2,400	50,641	2,110.04%
Legal and other fees	146,740	120,794	25,946	21.48%
Offices salary and wages	105,000	45,000	60,000	133.33%
Consulting fees	206,500	233,024	(26,524)	(11.38%)
Compensation costs	-	1,137,500	(1,137,500)	(100.00%)
Audit fees	20,000	57,500	(37,500)	(65.22%)
Filing fees	1,390	1,321	69	5.22%
Insurance expense	31,172	25,290	5,882	23.26%
Taxes	10,693	4,358	6,335	145.36%
Directors fees	25,000	20,000	5,000	25.00%
Bad debt expenses	240,769	-	240,769	100.00%

Total	$1,852,395	$2,306,349	$(453,954)	(19.68%)

Our operating expenses for the three months periods ended March 31, 2020 and 2019, were $1,852,395 and $2,306,349, respectively. The changes for the three months period ended March 31, 2020, was primarily due to no compensation costs recorded for the three months period ended March 31, 2020. The Company spend more of money on advertising and promotions. As of March 31, 2020 the company recorded $240,769 bad debt expenses according to management’s estimate. The Company incurred $3,637 and $3,158 of amortization and impairment expense on intangible assets during the three months ended March 31, 2020 and 2019, respectively.

Other (Income) expenses:

Our interest expense for the three months ended March 31, 2020 and 2019, was $56,627 and $55,346; respectively.

The Company incurred $19,363 and $18,662 amortization expense on debt discount during the three months ended March 31, 2020 and 2019, respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $3,242,140 and has an accumulated deficit of $37,468,409, has cash used in operating activities of $1,111,195 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Three months ended March 31, 2020 and 2019

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $1,111,195 for the three months ended March 31, 2020, as compared to net cash used of $728,549 for the three months ended March 31, 2019. The cash used in operating activities is primarily attributable to our net loss from operations of $2,028,367 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the three months ended March 31, 2020 stock-based compensation was $287,500 and amortization was $19,363 For the three months ended March 31, 2019 these non-cash expenses were stock-based compensation of $1,145,000 and amortization of $18,662. For the three months ended March 31, 2020 and 2019 the Company recorded increase to accounts payable and accrued expenses $211,656 and $545,705.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the period ended March 31, 2020 was $79,814 due to cash received with Sapphire Biotech acquisition compared to $-0- for the same period in 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months period ended March 31, 2020, was $962,500 compared to $1,585,312 for the same period in 2019. The Company has successfully raised significant capital in exchange for its common stock for the three months ended March 31, 2020.

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

The Company has a long-term operating lease, and the long-term operating lease only took effect in April 2020. Thus, the adoption of ASC 842 had no impact on the condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. We determined that it had no material impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

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

Foreign Currency Transactions

Our Foreign currency gain(loss) were $598 for the three months ended in March 31, 2020, and ($382) for the same period in 2019.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2020. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2020 and March 31, 2020 the Company issued total 3,541,667 shares valued $962,500 pursuant to the Company’s Registration Statement on Form S-3. The Company received $962,500 in cash.

On January 13, 2020 the Company issued 250,000 restricted shares of its common stock to third party valued at $50,000, which were carried on the books as stock to be issued.

On January 23, 2020 and Feburary 26, 2020 the Company issued 600,000, and 62,839 restricted shares of its common stock to third party valued at $262,500, and $25,000 pursuant to the stock purchase agreement for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively.

On March 17, 2020 the company acquired 100% of the issued and outstanding shares of Sapphire by means of a share exchange with the Sapphire Stockholders in exchange for 54,000,000 restricted shares of its common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On January 2, 2019 Dr. George Anastassov resigned as the Chief Executive Officer (CEO) of AXIM Biotechnologies, Inc. Dr. Anastassov’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices. Dr. Anastassov will retain the title of Founder in a consulting role with the Company. The Board of Directors of the Company appointed Mr. John W. Huemoeller II as the Company’s Chief Executive Officer.

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

Employment Agreements

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base agreement. Upon the one-year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year-end December 31, 2016 the Company recorded $600,000 compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. On March 20, 2018 the Company issued 50,000 restricted shares of its common stock and recorded $235,000 compensation expense. On May 15, 2018 the Company agreed to pay Dr. George Anastassov a bonus of $15,000 per month as a compensation. The Company recorded $120,000 of additional expense for the year ended December 31, 2019 as part of this bonus arrangement. On January 2, 2019 Dr. George Anastassov resigned as the Chief Executive Officer of Axim Biotechnologies, Inc.

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

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of March 31, 2020, the principal balance of this note was $484,478 and $58,989 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2020, this note has not been converted, the principal balance of this note was $1,000,000 and $122,208 in accrued interest.

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The principal amount of $4,000,000 together with interest computed on the basis of 360-day year and compounded semi-annual basis at the rate equal to 3.5% per annum. The interest shall be payable on a semi-annual basis beginning on May 1, 2019 and thereafter on the first day of each May and November until the Maturity Date – November 1, 2021, at which time all principal and interest accrued hereon shall be due and payable. As of March 31, 2020, the principal of secured convertible notes was $4,000,000 and $53,259 accrued interest.

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

Item 6. Exhibits.

Statements

Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: June 29, 2020	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director Principal Executive Officer

Dated: June 29, 2020	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer