Form 10-Q/A
period 2020-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2020-07-02
CIK 1514946

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-K”) for the period ended March 31, 2020, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

AXIM BIOTECHNOLOGIES, INC.

Dated: July 2, 2020	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director Principal Executive Officer

Dated: June 2, 2020	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer