Form 10-Q
period 2020-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2020-08-14
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

[ ]	Large accelerated Filer	[ ]	Accelerated Filer	[ ]	Emerging growth Company
[X]	Smaller reporting Company	[ ]	Non-accelerated filer
(Do not check if smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,285,599 of common stock, par value $0.0001 per share, outstanding as of August 14, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets Of

Axim Biotechnologies

As of June 30, 2020

	June 30, 2020	December 31, 2019
	Unaudited
ASSETS
Current assets:
Cash	$891,432	$511,630
Notes receivable- related party	102,726	-
Prepaid expenses	104,306	77,606
Marketable securities	-	213,745
Investment in Joint Venture	27,490	27,490
Current assets of discontinued operations	-	808,657
Total current assets	1,125,954	1,639,128

Property and equipment, net of accumulated depreciation	88,475	2,237

Other Assets:
Patent - Sapphire	246,396	-
Goodwill	3,541,451	-
Research in progress	5,900,000	-
Security deposit	12,785	-
Operating lease right-of-use asset	156,491	-
Other assets of discontinued operations	-	50,534
Total other assets	9,857,123	50,534

TOTAL ASSETS	$11,071,552	$1,691,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$320,045	$222,204
Due to Cross & Company	609,835	-
Due to shareholder	2,190	5,000
Due to first insurance funding	78,054	42,121
Promissory note (including accrued interest of $9,780 and $0, respectively)	333,998	-
Current liabilities of discontinued operations	1,603,441	3,126,106
Total current liabilities	2,947,563	3,395,431

Long-term liabilities:
Deferred tax liability	1,845,000	-
Convertible note payable (including accrued interest of $197,196 and $168,208, respectively) net of unamortized debt discount of $888,299 and $739,732, respectively (see note 12)	983,375	912,954
Convertible note payable - related party (including accrued interest of $88,648 and $93,333, respectively)	4,088,648	4,093,333
Convertible note payable - shareholder (including accrued interest of $6,370 and $5,578, respectively)	51,370	50,578
Operating lease liability	156,491	-
Total long-term liabilities	7,124,884	5,056,865

TOTAL LIABILITIES	10,072,447	8,452,296

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued, 0 and 500,000 outstanding, respectively	-	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized
113,144,222 and 64,854,539 shares issued and outstanding, respectively	11,314	6,485
Additional paid in capital	38,400,539	28,623,060
Common stock to be issued	135,000	50,000
Accumulated deficit	(37,547,798)	(35,440,042)
TOTAL STOCKHOLDERS' DEFICIT	999,105	(6,760,397)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,071,552	$1,691,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Unaudited Condensed Consolidated

Statements of Operations

	For the Three months Ended June 30, 2020	For the Three months Ended June 30, 2019	For the Six months Ended June 30, 2020	For the Six months Ended June 30, 2019
Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development expenses	121,437	-	126,292	-
Selling, general and administrative	537,140	582,604	1,257,816	2,055,696
Depreciation	4,285	839	5,124	1,678

Total operating expenses from continuing operations	662,862	583,443	1,389,232	2,057,374

Loss from continuing operations	(662,862)	(583,443)	(1,389,232)	(2,057,374)

Other (income) expenses:
Interest income	(158)	-	(158)	-
Unrealized loss on marketable securities	-	(113,400)	104,705	(138,400)
Realized loss on marketable securities	109,040	-	109,040	-
Amortization of note discount	22,071	18,662	41,432	37,325
Interest expense	55,957	49,388	106,075	98,225
Total other (income) expenses	186,910	(45,350)	361,094	(2,850)

Loss before provision of income tax	(849,772)	(538,093)	(1,750,326)	(2,054,524)
Provision for income tax	-	-	-	-
Income(loss) from continuing operations	(849,772)	(538,093)	(1,750,326)	(2,054,524)
Income(loss) from discontinued operations	770,383	(1,267,055)	(357,430)	(2,093,303)

NET INCOME (LOSS)	$(79,389)	$(1,805,148)	$(2,107,756)	$(4,147,827)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(79,389)	$(1,805,148)	$(2,107,756)	$(4,147,827)

Earning per share from continuing operations
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Earning per share from discontinued operations
Basic	$0.01	$(0.02)	$(0.00)	$(0.03)
Diluted	$0.01	$(0.02)	$(0.00)	$(0.03)

Earning per share
Basic	$(0.00)	$(0.03)	$(0.02)	$(0.07)
Diluted	$(0.00)	$(0.03)	$(0.02)	$(0.07)

Weighted average common shares outstanding - basic and diluted	128,464,227	61,611,271	101,877,631	60,936,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statement of Stockholders' Deficit

Unaudited

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock To be Issued	Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	59,582,890	$ 5,958	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 41,000	$ 22,863,608	$(28,992,485)	$(6,081,819)
Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	1,137,500	-	1,137,500
Common stock issued under registration statement on Form S-3	1,250,000	125	-	-	-	-	-	-	-	-	-	1,592,687	-	1,592,812
Common stock issued per stock purchase agreement	239,521	24	-	-	-	-	-	-	-	-	-	399,976	-	400,000
Net loss			-	-	-	-	-	-	-	-	-	-	(2,342,677)	(2,342,677)
Balance at March 31, 2019	61,072,411	$ 6,107	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 48,500	$ 25,993,771	$(31,335,162)	$(5,286,684)

Common stock issued against common stock to be issued	19,668	2	-	-	-	-	-	-	-	-	(48,500)	48,498	-	-
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Gain on settlement of liabilities transferred to capital	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	-	227,500	-	227,500
Common stock issued under registration statement on Form S-3	750,000	75	-	-	-	-	-	-	-	-	-	695,926	-	696,001
Net loss		-	-	-	-	-	-	-	-	-	-	-	(1,805,150)	(1,805,150)
Balance at June 30, 2019	61,842,079	6,184	-	-	-	-	500,000	$ 50	500,000	$ 50	$ 7,500	$ 26,965,695	$ 33,140,312	$(6,160,833)

Balance at December 31, 2019	64,854,539	$ 6,485	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 50,000	$ 28,623,060	$ (35,440,042)	$ (6,760,397)
Common stock issued against common stock to be issued	250,000	25	-	-	-	-	-	-	-	-	(50,000)	49,975	-	-
Common stock issued for services	662,839	66	-	-	-	-	-	-	-	-	-	287,434	-	287,500
Common stock issued under registration statement on Form S-3	3,541,667	355	-	-	-	-	-	-	-	-	-	962,145	-	962,500
Subscription price adjustment	-		-	-	-	-	-	-	-	-	-	(518,948)	-	(518,948)
Beneficial conversion of 190K convertible note	-		-	-	-	-	-	-	-	-	-	190,000	-	190,000
Common stock issued for acquisition	54,000,000	5,400	-	-	-	-	-	-	-	-	-	7,500,600	-	7,506,000
Net loss	-		-	-	-	-	-	-	-	-	-	-	(2,028,367)	(2,028,367)
Balance at March 31, 2020	123,309,045	$ 12,331	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ -	$ 37,094,266	$ (37,468,409)	$ (361,712)

Common stock to be issued	-	-	-	-	-	-	-	-	-	-	135,000	-	-	135,000
Common stock issued for severance	477,025	48	-	-	-	-	-	-	-	-	-	149,952	-	150,000
Common stock issued under registration statement on Form S-3	3,953,125	395	-	-	-	-	-	-	-	-	-	547,605	-	548,000
Common stock issued per stock purchase agreement	3,975,383	397	-	-	-	-	-	-	-	-	-	699,603	-	700,000
Series B preferred stock retirement	-		-	-	-	-	(500,000)	(50)	-	-	-	-	-	(50)
Retired common stock	(18,570,356)	(1,857)	-	-	-	-	-	-	-	-	-	-	-	(1,857)
Subscription price adjustment	-	-	-	-	-	-	-	-	-	-	-	(90,887)	-	(90,887)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(79,389)	(79,389)
Balance at June 30, 2020	113,144,222	$ 11,314	-	$ -	-	$ -	-	$ -	500,000	$ 50	$ 135,000	$ 38,400,539	$ (37,547,798)	$ 999,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,107,756)	$(4,147,827)
Less: Loss from discontinued operations	(357,430)	(2,093,303)
Loss from continuing operations	(1,750,326)	(2,054,524)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	5,124	1,678
Stock based compensation	287,500	1,380,000
Amortization of prepaid expenses	68,079	51,740
Amortization of debt discount	41,432	37,325
Amortization and impairment of intangible assets	6,763	3,158
unrealized gain (loss) on marketable securities	104,705	(138,400)
Realized gain (loss) on marketable securities	109,040	-

Changes in operating assets & liabilities:
Increase (decrease) in prepaid expenses	-	(104,973)
Increase in prepaid insurance	(94,779)	(106,359)
Increase in due to First Insurance Funding	35,933	62,229
Increase (decrease) in accounts payable and accrued expenses	209,784	284,460
Investment in Joint Venture	-	(27,490)
Decrease in security deposits	-	5,837
Net cash provided by (used in) operating activities from continuing operations	(976,745)	(605,319)
Net cash provided by (used in) operating activities from discontinued operations	(797,939)	(1,273,168)
Net cash provided by (used in) operating activities	(1,774,684)	(1,878,487)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	79,814	-
Increase in property and equipment	(70,828)	-
Net cash provided by (used in) investing activities from continuing operations	8,986	-
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	8,986	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of related party loans	-	(7,500)
Common stock issued under registration statement on Form S-3	1,510,500	2,288,813
Common stock issued under SPA	700,000	-
Net cash provided by (used in) continuing financing activities	2,210,500	2,281,313
Net cash provided by (used in) discontinued financing activities	(65,000)	-
Net cash provided by (used in) financing activities	2,145,500	2,281,313

Net increase (decrease) in cash and cash equivalents	379,802	402,826
Comprehensive income (loss)	-	-
Cash and cash equivalents at beginning of period	511,630	1,805,627
Cash and cash equivalents at end of period	$891,432	$2,208,453
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$60,278
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$50,000	$48,500
Account receivable against conversion of debt and interest	$75,074	$-
Common stock issued against CS subscription	$-	$400,000
Shares issued for acquisition of Sapphire Biotechnology	$7, 506,000	$-
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition	$1,845,000	$-
Assets acquired and liability assumed as a result of Sapphire Biotech Acquisition	$525,365	$-
BCF related to discount on conversion	$190,000	$-
Other	$71,782	$-
Subscription price adjustment	$609,835	$-
Common stock issued for note receivable	$135,000	$-
Adoption of lease obligation and ROU asset	$164,910	$-
Shares issued for severance payments	$150,000	$-
Common stock retired	$1,857	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 1: ORGANIZATION

Axim Biotechnologies, Ind., (the “Company”) was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 45 Rockefeller Plaza 20th Floor, Suite 83, New York, NY 10111. On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 11, 2015 the Company acquired a 100% interest in Can Chew License Company a Nevada incorporated licensing Company, through the exchange of 5,826,706 shares of its common stock.

On March 17, 2020, the Company acquired Sapphire Biotech, Inc., (“Sapphire’) which is research and development company that has a mission to improve global cancer care through the development of proprietary therapeutics for inhibiting cancer growth and metastasis. Sapphire is also developing a line of novel diagnostics for early cancer detection, response to treatment, and recurrence monitoring. Sapphire’s operations are located in the Greater San Diego Area.

Company Developments – Divesture of Cannabis Related Assets

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

Under the terms of the Agreement, the Company intends to: (i) acquire 100% of Sapphire’s outstanding capital (consisting of 100,000,000 shares of common stock and zero (0) shares of Preferred Stock); and (ii) assume all of the outstanding debt of Sapphire. The outstanding debt includes two (2) convertible notes in the principal amounts of $310,000 and $190,000. Pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Sapphire by means of a share exchange with the Sapphire Stockholders in exchange for 54,000,000newly issued shares of the common stock of AXIM (the “Share Exchange”). As a result of the Share Exchange, Sapphire became a 100% owned subsidiary of AXIM, which on a going forward basis will result in consolidated financial reporting by AXIM to include the results of Sapphire. The closing of the Share Exchange occurred concurrently with entry into the Share Exchange Agreement (the “Closing”).

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 2: ACQUISITION OF SAPPHIRE BIOTECH, INC. (CONTINUED)

The Company expects to complete the valuation of the intangible assets acquired in the SAPPHIRE BIOTECH, Inc. transaction by September 2020. Pursuant to the valuation, the Company may assign a portion of the purchase price to in-process technology that previously had been initially assigned to goodwill. In management’s judgment, the amount assigned to in process research and development would reflect the amount the Company would reasonably expect to pay an unrelated party for each project included in the technology. Based on the final valuation, the remaining excess purchase price will be allocated existing patents and goodwill.

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

Consideration:
Cash and cash equivalents	$79,814
Property and equipment, net	20,533
Intangible assets including goodwill	9,763,233
Security deposit	12,785
Total asset acquired	$9,876,365

Accrued expenses and other current liabilities	$5,767
Deferred taxes liability	1,845,000
Notes Payable including convertible and discount on conversion	519,598
Total liabilities assumed	2,370,365
Net assets acquired	$7,506,000

Of the $9,763,233 of acquired intangible assets, $5,900,000 was assigned to in-process research and development and $3,613,233 to goodwill that are not subject to amortization, and $1,845,000 was assigned to deferred tax liability which was included in goodwill at the date of acquisition. The remaining $250,000 of patent have a weighted-average useful life of approximately 20 years.

The $3,613,233 of goodwill is not expected to be deductible for tax purposes.

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is obtained. The effective settlement of receivable/payable between the Company and Sapphire deemed to be not material.

Disclosure of Pro Forma Information

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of SAPPHIRE BIOTECH, Inc. had occurred at January 1, 2019:

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 2: ACQUISITION OF SAPPHIRE BIOTECH, INC. (CONTINUED)

For six months ended	June 30, 2020	June 30, 2019
Net loss from continuing operations	$(2,176,677)	$(2,167,394)
Net loss from discontinued operations	$(357,430)	$(2,093,303)
Net loss per share—Basic	$(0.02)	$(0.04)
Net loss per share—Diluted	$(0.02)	$(0.04)

For three months ended	June 30, 2020	June 30, 2019
Net loss from continuing operations	$(849,804)	$(591,215)
Net loss from discontinued operations	$770,383	$(1,267,055)
Net loss per share—Basic	$0.00	$(0.02)
Net loss per share—Diluted	$0.00	$(0.02)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. During the three and six months ended June 30, 2020 Sapphire had no revenue transactions.

NOTE 3: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2020, and for the three and six months period ended June 30, 2020 and 2019 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of June 30, 2020 (unaudited) and December 31, 2019, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc., Marina Street LLC, Axim Biotechnologies (the Netherland Company) and Sapphire Biotech, Inc. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 4: GOING CONCERN

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit as of June 30, 2020. The Company has historically financed its operations primarily through the sale of common stock, promissory notes and convertible notes. To date, none of the Company’s products related to continuing operations are still in the product development phase, and the Company has not generated any product revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry. As shown in the condensed consolidated financial statements, the Company has negative working capital of $1,821,609 and has an accumulated deficit of $37,547,798 has cash used in operating activities of continuing operations $976,745 and discontinued operations of $797,939. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods. Actual results could differ from these estimates. Significant estimates are assumptions about collection of accounts receivable, intangible assets, useful life of intangible assets, determination of the discount rate for operating leases and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

Risks and uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that the products will receive the necessary approvals, or that any approved products will be commercially viable. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. The extent of the impact of the coronavirus outbreak on the Company’s business will depend on certain developments, including the duration and spread of the outbreak and the extent and severity of the impact on the Company’s clinical trial activities, research activities and suppliers, all of which are uncertain and cannot be predicted. At this point, the extent to which the coronavirus outbreak may materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. The Company may require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and operations.

There have been no material changes in the accounting policies from those disclosed in the financial statements and the related notes included in the Form 10-K.

Cash equivalents

The Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at June 30, 2020 and December 31, 2019. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. The Company does not have geographic concentration of customers. Accounts receivable were all generated from discontinued operations for the three and six-months ending June 30, 2020 and 2019.

Concentrations

At June 30, 2020 and December 31, 2019, one customer and two customers accounted for 100% and 100% of accounts receivable, respectively. For the six months period ended June 30, 2020, one customer accounted for 21% of total revenue. For the six months period ended June 30, 2019, two customers accounted for 88% of total revenue. Accounts receivable and revenue were all generated from discontinued operations for the three and six-months ending June 30, 2020 and 2019.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of June 30, 2020 and December 31, 2019, the Company had $-0- and $175,304 of finished goods and $-0- and $312,511 of raw materials; respectively. All inventory was related to discontinued operations for the three and six-months ending June 30, 2020 and 2019.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at June 30, 2020 and December 31, 2019, respectively and none related to discontinued operations.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	June 30,	December 31,
	2020	2019
Equipment of continuing operations	$108,292	$16,780
Less: accumulated depreciation	$19,817	$14,543
	$88,475	$2,237

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are amortized if they have a definite life, and not amortized if they have an indefinite life and then they are tested annually for impairment. The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at June 30, 2020 and December 31, 2019, respectively.

	June 30,	December 31,
	2020	2019
Patent – Sapphire	$250,000	$-
Goodwill	$3,541,451
Research in progress	$5,900,000
Less: accumulated amortization and impairment	$3,604	$-
	$9,687,847	$-

Intangible assets of discontinued operations	$-	$715,432
Less: accumulated amortization and impairment	$-	$664,898
	$-	$50,534

Revenue Recognition

The Company follows the guidance contained in Topic 606 (FASB ASC 606). The core principle of Topic 606 (FASB ASC 606) is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue recognition guidance contained in Topic 606, to follow the five-step revenue recognition model along with other guidance impacted by this standard: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transportation price; (4) allocate the transportation price; (5) recognize revenue when or as the entity satisfies a performance obligation. All revenue was from operations that were divested.

Revenues are recognized when title for goods is transferred; non-refundable fees and proceeds from irrevocable agreements recognized when inflows or other enhancements of assets of the Company are received.

Revenues from continuing operations recognized for three and six months ended June 30, 2020 and 2019 amounted to $-0-, $-0-, $-0- and $-0-, respectively. Revenues from discontinued operations recognized for three and six months ended June 30, 2020 and 2019 amounted to $849, $93,088, $7,990 and $110,149, respectively.

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products to the customers including buying and transportation costs. Cost of sales all related to discontinued operations.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses. Shipping costs all related to discontinued operations.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of June 30, 2020
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

The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0-, $(109,040), $113,400 and $-0- for the three months ended June 30, 2020 and 2019, respectively. The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $(104,705), $(109,040), $138,400 and $-0- for the six months ended June 30, 2020 and 2019, respectively. These securities are classified as trading.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2020 and December 31, 2019, There were no financial liabilities measured and recognized at fair value as of June 30, 2020 and December 31, 2019.

Cash is as of June 30, 2020 and December 31, 2019 is classified as Level 1 within our fair value hierarchy.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2020 and 2019 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses in the CARES Act include a five-year net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of 80% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the quarter.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company had $240,769 and 0 allowance for doubtful accounts at June 30, 2020 and December 31, 2019, respectively and had $240,769 accounts receivable at June 30, 2020 and $315,843 at December 31, 2019, all was related to discontinued operations for the three and six-months ending June 30, 2020 and 2019.

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

There were 35,619,074 common share equivalents at June 30, 2020 and 16,295,498 common shares at December 31, 2019. For the three and six months ended June 30, 2020 and 2019 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Stock Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued. The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the Black-Scholes option pricing model in accordance with ASC 505-50, Equity-Based Payment to Non-employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. Stock options granted to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as such options vest and at the end of each reporting period, and the resulting change in value, if any, is recognized in the Company’s statements of operations and comprehensive loss during the period the related services are rendered.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three and six months ended June 30, 2020 and 2019 The Company incurred research and development expenses of $121,437, $-0-, $126,292 and $-0- from continuing operations, respectively. For the three and six months ended June 30, 2020 and 2019 The Company incurred research and development expenses of $200,669, $991,637, $816,324 and $1,524,316 from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Recently Issued Accounting Standards

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof. In February 2016, FASB issued an update 2016-02 and created Topic 842, Leases. Topic 842 effects any entity that enters into a lease arrangement with another person. The guidance in this update supersedes Topic 840. The main difference between previous GAAP and Topic 842 is the recognition of accounting policies for leases classified as operating leases under previous GAAP. The amendments in this update for public business entities that file with the Securities and Exchange Commission are effective for fiscal years beginning after Dec. 15, 2018 and the interim periods within that year with early application permitted for all entities. The Company adopted the lease accounting model as described in Topic 842 for the fiscal year begins on January 1, 2019 and it had no impact on date of adoptions

The Company has a long-term operating lease, and the long-term operating lease took effect in April 2020. (see Note 18)

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof. See Note X for more information related to the Company’s lease obligations.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Prepaid insurance	$99,819	$67,734
Prepaid software/license	4,487	9,872
	$104,306	$77,606

For the three and six months ended June 30, 2020 and 2019, the Company recognized amortization of prepaid expense of $34,108, $25,972, $68,079 and $51,740, respectively.

NOTE 7: MARKETABLE SECURITIES

As of December 31, 2019 the Company had marketable securities, 4,925,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL. The Company categorize these securities as trading securities and report them at fair value, with unrealized gains and losses included in earnings. On December 31, 2019 the stock price was A$ 0.062 per share as quoted on asx.com.au and exchange rate of $0.7 AUD/USD as quoted on oanda.com and had FMV $213,745. On April 14, 2020 the Company entered into deed of settlement and release with Impression Healthcare Limited and transferred 4,925,000 held shares back to Impression Healthcare Limited by way of sale and purchase, with the total amount payable by Impression Healthcare Limited to Axim for completion of the sale and purchase and transfer being the aggregate amount of $1. During the three months ended June 30, 2020 and 2019, the Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0-, $(109,040), $113,400 and $-0-, respectively.. During the six months ended June 30, 2020 and 2019, the Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $(104,705), $(109,040), $138,400 and $-0-, respectively.

NOTE 8: INVESTMENT IN THIRD PARTY

On June 11, 2019 the Company entered into an operating agreement as 1/3 member of KAM Industries, LLC, a Wyoming Limited Company. On June 18, 2019 KAM Industries LLC, entered into Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owned by Farm Share, LLC with whom KAM contracted to purchase a percentage of the hemp harvest for the 2019 growing season. Once the hemp is harvested from the 2019 growing season the Company will get its 1/3 share at no additional cost. The agreement then expires unless renewed for 2020 with an additional payment. The Company paid $27,490 for 33.3% of KAM Industries, LLC and recorded $27,490 as current asset as of December 31, 2019. This investment is counted by using cost method of accounting. An officer in KAM Industries, LLC is the Company’s CEO.

As of June 30, 2020, Farm Share, LLC is in the middle of the processing of the entire 2019 crop. During the virus shut down the extraction laboratories were not considered essential, but they were back in business as of June 11, 2020.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 9: PROMISSORY NOTE

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

On May 6, 2020 (the “Effective Date”), AXIM Biotechnologies, Inc., a Nevada corporation (the “Company”), entered into an Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company transferred 100% of its interest in CanCo and CanChew to an entity designated by Dr. Anastassov. In consideration for the transfers set forth above, any and all indebtedness owed by the Company to CanChew, totaling approximately $2.61 million, was satisfied and paid in its entirety.

For the three and six months ended June 30, 2020 and 2019 the Company recognized interest expense of $2,567, $6,582, $9,076 and $13,092, respectively on this note all was related to discontinued operations.

Non-Related Party

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to the Company in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of June 30, 2020, the principal and accrued interest balances were $324,218 and $9,780, respectively.

NOTE 10: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CanChew totaling $1,526,603 and $1,526,603 as of June 30, 2020 and December 31, 2019 respectively. The advances are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note, all was related to discontinued operations.

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of June 30, 2020 and December 31, 2019, the total outstanding balance was $20,000 and $23,696 respectively for consulting fees to Mr. Changoer, all was related to discontinued operations.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of June 30, 2020 and December 31, 2019, the total outstanding balance was $21,877 and $9,377 respectively, all was related to discontinued operations.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month to month basis at the discretion of management. As of June 30, 2020 and December 31, 2019, the total outstanding balance was $35,000 and $35,000 respectively for consulting fees, all was related to discontinued operations.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 10: RELATED PARTY TRANSACTIONS (CONTINUED)

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

In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of June 30, 2020, the accrued severance pyament was $435,000 to Dr. Anastassov, $180,000 to Mr. Changoer and $55,000 to Dr. Van Damme, all was related to discontinued operations.

The Company retains the right to prepay the severance obligations to Drs. Anastassov and Van Damme and Mr. Changoer, without penalty.

No claims were alleged by the Company against any party, and no claims were alleged against the Company. However, in connection with the transactions described above, the parties entered into a general mutual release of all claims.

Purchase of Promissory Note and Forbearance Agreement

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 10: RELATED PARTY TRANSACTIONS (CONTINUED)

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations.

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

On June 25, 2020, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $93,357. A cash down payment of $18,671 was paid on July 6, 2020. Under the terms of the insurance financing, payments of $8,456, which include interest at the rate of 4.6% per annum, are due each month for nine months commencing on July 25, 2020.

The total outstanding due to First Insurance Funding as of June 30, 2020 and December 31, 2019 is $78,054 and $42,121; respectively.

NOTE 12: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$45,000	$45,000
Accrued interest	6,370	5,578
	$51,370	$50,578

The Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. The balance on the Note as of June 30, 2020 and December 31, 2019 is $51,370 and $50,578, including interest accrued thereon of $6,370 and $5,578, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 12: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The following table summarizes convertible note payable of related party as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	88,648	93,333
Convertible note payable, net	$4,088,648	$4,093,333

The following table summarizes convertible note payable as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	-
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	197,196	168,208
Total	1,871,674	1,652,686
Less: unamortized debt discount/finance premium costs	(888,299)	(739,732)
Convertible note payable, net	$983,375	$912,954

On September 16, 2016, we entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company. With various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes matures on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.2201 per share.

As of June 30, 2020 and December 31, 2019, the balance of secured convertible notes was $547,753 and $539,227, which included $63,275 and $54,749 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share.. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318 , related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2020 and December 31, 2019, this note has not been converted and the balance of secured convertible notes was $1,131,055 and $1,113,458, which included $131,055 and $113,458 accrued interest, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 12: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

In 2020 the Company was authorized to apply the accounts receivable of $75,074 due from Kannawaytowards its accrued interest.

On May 1, 2020, the Company agreed to modify its existing convertible note with a principal balance of $4 million, 3.5% interest rate convertible note with the current holder of that note. There were two changes to the existing agreement – (a) the conversion price was reduced from the $1.50 conversion price in the original Note to $0.25 cents in the modified Note and (b) the term of the note was extended from the original maturity date of November 1, 2021, to November 1, 2026. The Company’s stock closed trading on the day of the modification at $0.13 per share. The amendment of this convertible Note was also evaluated under ASC Topic 470-50-40, “Debt Modifications and Extinguishments.” Based on the guidance, the instruments were determined to be substantially different due to the change in the conversion price being substantial, and debt extinguishment accounting was applied. The fair value of the modified convertible note was different than the carrying value of the original not as such no extinguishment loss was recorded, The Note prior to the amendment of approximately $4 million, and the fair value of the Note and embedded derivatives after the amendment of approximately $4 million. There were no unamortized debt issuance costs and the debt discount associated with the original 2018 Note.

As of June 30, 2020 and December 31, 2019, the balance of secured convertible note was $4,088,648 and $4,093,333 which included $88,648 and $93,333 accrued interest respectively.

On December 31, 2019, Sapphire Biotech, Inc. entered into a Convertible Note Purchase Agreement whereas the Company issued a convertible note with a face value of $190,000 with a compounding interest rate of 3% per annum, the interest shall be payable annually beginning on December 31, 2020 until the maturity date of December 31, 2034, at which time all principal and interest accrued thereon shall be due and payable. The Convertible Note is secured by substantially all the Company’s tangible and intangible assets. In addition, the Convertible Note includes various non-financial covenants including the Company may not enter into any agreement, arrangement or understanding of any kind that would result in a transaction, or series of transactions, that would result in the sale of 50% or more of the Company’s capital stock without the prior approval of the holder.

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

On March 17, 2020, Sapphire Biotech, Inc. entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of June 30, 2020 and December 31, 2019, the balance of secured convertible note was $192,866 and $0 which included $2,866 and $0 accrued interest respectively.

During the three and six months ended June 30, 2020 and 2019, the Company amortized the debt discount on all the notes of $22,071, $18,662, $41,432 and $37,325, respectively, to other expenses. As of June 30, 2020 and December 31, 2019, unamortized debt discount was $888,299 and $739,732, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of December 31, 2019. On January 2, 2019, John Huemoeller the CEO was granted the option to purchase 2 million shares of Axim Common stock under the plan at a purchase price of $0.75 per share. 1 million options vested immediately and 1 million options vest at the end of 2019. For the three and six months ended June 30, 2020 and 2019 the Company recorded compensation expense of $-0-, $235,000, $287,500 and $1,380,000, respectively. As of June 30, 2020, John Huemoeller the CEO hasn’t exercised the option.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2020, and December 31, 2019 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of June30, 2020 and December 31, 2019.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2020, and December 31, 2019, the Company had 113,144,222 and 64,854,539 shares of common stock issued and outstanding, respectively.

2020 Transactions:

During the period between January 1, 2020 and June 30, 2020 the Company issued total 7,494,792 shares valued $1,510,500 pursuant to the Company’s Registration Statement on Form S-3. The Company received $1,510,500 in cash. The Company has an outstanding subscription price adjustment of $609,835 related to the issuance of the S-3 shares, which it expects to satisfy with the issuance of additional shares.

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

On March 17, 2020 the company acquired 100% of the issued and outstanding shares of Sapphire by means of a share exchange with the Sapphire Stockholders in exchange for 54,000,000 restricted shares of its common stock at valued $7,506,000.

On April 21, 2020 the Company issued 1,176,470 restricted shares of its common stock to third party valued at $100,000 pursuant to the stock purchase agreement. The cash was received in 2020.

On May 6, 2020, the Company entered into an agreement with Sanammad Foundation, the Sanammad Parties agreed to forfeit and assign back to treasury, for no consideration, a total of 18,570,356 shares of the Company’s common stock, for which the fair value was $2,562,709, however for accounting purpose this transaction recording at par value adjustment to additional paid in capital. This transaction is related to the divesture of the previous operations to Sanammad.

On May 22, 2020 the Company issued 190,810 and 286,215 S-8 shares valued at $60,000 and $90,000 pursuant to the Company’s Registration Statement on Form S-8 for severance fees.

On June 10, 2020 and June 24, 2020 the Company issued 2,173,913 and 625,000 restricted shares of its common stock to third party valued at $500,000 and $100,000 pursuant to the stock purchase agreement. The cash was received in 2020, respectively.

2019 Transactions:

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 15: STOCK OPTIONS

On January 02, 2019, the Company granted 2,000,000 options with an exercise price of $0.75 per share to the Company owned by Mr. John Huemoeller, Chief Executive Officer of the Company.

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.75	2,000,000	9	$0.75	2,000,000	$0.75

The stock option activity for the year ended June 30, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,000,000	$0.75
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2020	2,000,000	$0.75

For the three and six months ended June 30, 2020 and 2019 stock-based compensation expense related to vested options was $-0-, $227,500, $-0- and $1,365,000, respectively. The Company determined the value of share-based compensation for options vesting during 2019 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.91, risk-free interest rate of 2.66%, volatility of 318%, expected lives of 10 years, and dividend yield of 0%.

NOTE 16: DISCONTINUED OPERATIONS

During May 2020 the Company decided to discontinue most of its operating activities pursurant to the Separation Agreement entered into by and among the Company, CanChew License Company (“CanCo”), CanChew Biotechnologies, LLC (“CanChew”), Medical Marijuana, Inc., Dr. George A. Anastassov (“Dr. Anastassov”), Dr. Philip A. Van Damme (“Dr. Van Damme”), Lekhram Changoer (“Mr. Changoer”), Sanammad Foundation, Netherlands and Sanammad Foundation, US (collectively, the “Sanammad Parties”). (see Note 1)

Pursuant to the terms of the Purchase Agreement dated as of May 6, 2020, Sanammad Parties agreed to acquire from the Company substantially all of its assets and its wholly-owned subsidiaries and to assume certain liabilities and its wholly-owned subsidiaries. Sanammad Parties agreed to pay a purchase price of $2,609,100 reflected in amount due Canchew were deemed paid in full. The sale, which was completed on May 6, 2020, did not include the Compay’s cash and certain other excluded assets and liabilities.

The assets sold and liabilities transferred in the transaction were the sole revenue generating assets of the Company. The results of operations associated with the assets sold have been reclassified into discontinued operations for periods prior to the completion of the transaction.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of assets and liabilities sold, stock retired and gain recognized, in connection with the sale of assets to Sanammad parties:

Other current assets	$5,000
Total current assets	510,017
Intangible assets, net of amortization	47,375
Total asset	$562,392

Notes payable	$880,000
Accounts payable and accrued expenses	200,640
Due to Canchew	1,526,603
Stock retired	1,857
Total liabilities and equity	$2,609,100

The gain on sale of assets was reported during the period was determined as follows:
Total asset sold	$562,392
Total liability sold	2,609,100
Net gain from sales of assets and liability	$2,046,708

The resulting gain from the sale will be fully offset by existing net operating loss carryforwards available to the Company.

For the three and six months ended June 30, 2020 and 2019 the Company recognized interest expense of $2,567, $6,582, $9,076 and $13,092.

Additionally, the operating results and cash flows related to assets sold on May 06, 2020 are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019, the Company has separately reported the asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20. The asset and liabilities have been reflected as discontinued operations, and consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Current asset of discontinued operations
Accounts receivable	$-	$315,843
Inventory	-	487,814
Loan receivable	-	5,000
Total current assets of discontinued operations	$-	$808,657

Noncurrent assets of discontinued operations
Other assets	$-	$50,534
Total noncurrent assets of discontinued operations	$-	$50,534

Current liabilities of discontinued operations
Accounts payable and accrued liabilities	$1,603,441	$552,577
Due to related party	-	1,526,603
Promissory note – related party note payable	-	1,046,926
Total current liabilities of discontinued operations	$1,603,441	$3,126,106

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

Loss from Discontinued Operations

The sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Net sales	$5,097	$18,127
Total expenses	$(2,321,852)	$(2,111,430)
Gain from sale of asset and liability	$2,046,708	$-
Other loss	$(87,383)	$-
Income (loss) from discontinued operations	$(357,430)	$(2,093,303)

The following is a summary of net cash provided by or use in operating activities and investing activities for the assets and liabilities held for sale for the six months ended June 30, 2020 and 2019:

	June 30,	June 30,
	2020	2019
Loss from discontinued operations	$(357,430)	$(2,093,303)

Adjustment of non-cash activities	(1,809,325)	-
Decrease in accounts receivable	315,684	-
Increase in inventory	(22,203)	(74,873)
Increase in accounts payable and accrued expenses	1,075,335	895,008
Net cash provided by (used in) operating activities	$(797,939)	$(1,273,168)

Net cash provided by (used in) investing activities	$-	$-

The following is a summary of the results of operations related to the assets and liabilities held for sale for the three months ended June 30, 2020 and 2019:

	June 30,	June 30,
	2020	2019
Net sales	$374	$5,447
Total expenses	$(1,189,316)	$(1,272,502)
Gain from sale of asset and liability	$2,046,708	$-
Other loss	$(87,383)	$-
Income (loss) from discontinued operations	$770,383	$(1,267,055)

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of net cash provided by or use in operating activities and investing activities for the assets and liabilities held for sale for the three months ended June 30, 2020 and 2019:

	June 30,	June 30,
	2020	2019
Income (loss) from discontinued operations	$770,383	$(1,267,055)

Adjustment of non-cash activities	(1,809,325)	-
Decrease in accounts receivable	175	13,000
Decrease (increase) in inventory	284	(6,197)
Increase in accounts payable and accrued expenses	857,386	381,194
Net cash provided by (used in) operating activities	$(181,097)	$(879,058)

Net cash provided by (used in) investing activities	$-	$-

NOTE 17: COMMITMENT AND CONTINGENCIES

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. As of December 31, 2019 the Company recorded $1,820,000 of compensation expenses for vested stock options. Beginning in October 2019, the board decided to increase CEO base salary to $35,000 per month. As of June 30, 2020 the Company recorded $287,500 of compensation expenses for common stock issued for services.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

Pursuant to the LOI, both parties will endeavor to enter into a definitive agreement whereby the parties will co-develop new products, initially for pre-clinical and phase 1 trials (among other clinical trials), including an oral rinse liquid targeted for the treatment of oral mucositis, strep throat, oral infections and gum disease. Pending initial discussions and an internal review of AXIM® Biotech and its product offerings, Impression will collaborate with AXIM® Biotech for the licensing and distribution of its current and future medicinal cannabis products for distribution in Australia and New Zealand. On December 20, 2018 the Company signed Exclusivity Agreement on terms that include Exclusivity period of 90 days after the date on which this agreement is executed with Impression in exchange for 10,300,000 ordinary fully paid shares in Impression at the price of A$0.02 per share and exchange rate of $0.74 AUD/USD valued $150,000 which the Company recognized as a revenue in 4th quarter of 2018. During the year ended December 31, 2019, the Company received another 2,000,000 shares and sold 7,375,000 shares. On April 14, 2020 the Company entered into deed of settlement and release with Impression Healthcare Limited and transferred 4,925,000 held shares back to Impression Healthcare Limited by way of sale and purchase, with the total amount payable by Impression Healthcare Limited to Axim for completion of the sale and purchase and transfer being the aggregate amount of $1.

On May 31, 2019, AXIM Biotechnologies, Inc. (“AXIM”) entered into a cannabinoid product supply agreement with Impression Healthcare Limited (“Impression”), Australia’s largest home dental impression company, for the supply of the AXIM’s toothpaste and mouthwash containing cannabidiol (CBD) for its clinical trial for the treatment of periodontitis. The supply agreement is in preparation for a clinical trial to test the effectiveness of CBD in treating periodontitis. The clinical trial will be performed at Swinburne University of Technology in Melbourne, Australia. In accordance with the agreement, AXIM will supply the first batch of its patented toothpaste and mouthwash products containing CBD, along with associated placebo units for Impression to perform a randomized control clinical trial. On Apirl 14, 2020 the Company terminated its supply agreement with Impression Healthcare Limited by mutual consent of both parties.

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

In exchange for this license Kiss Industries will pay Axim 6% of gross sales as a royalty on all licensed products sold by Kiss. In the territory covered by this license which is the USA and Mexico. (Minimum annual royalty $50,000). Kiss will manufacture for Axim various licensed products at a price equal to 140% of Kiss’s cost. As of December 31, 2019 and June 30, 2020 Kiss Industries did not sell any Axim’s products.

Industry Sponsored Research Agreement— SAPPHIRE BIOTECH, Inc. entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. In consideration of the License executed between Skysong Innovations and the Company, the SRA provides for a reduced overhead of 5% instead of the usual 67.7%. This overhead fee differential of $89,851 will be deferred for five (5) years with interest of 5% compounded annually. For the three and six months ended June 30, 2020, the Company recorded research and development of $33,694 and $33,694, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

Operating Lease

The Company is renting an office at 45 Rockefeller Plaza 20th Floor Suite 83, New York, NY 10111 on a month to month basis the monthly rent is $295.

Lease Agreement—On March 3, 2020, SAPPHIRE BIOTECH, Inc. entered into a 3-year lease agreement (“Lease”) to relocate to a larger space within the same business park. The new space totals 1,908 square feet with monthly base rent in the 1st year $4,713, 2nd year $4,854 and 3rd year $5,000 at implicit interest rate of 6%. Upon commencement of the Lease on April 25, 2020, the previous lease will expire.

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2020. Below is a summary of our right of use assets and liabilities as of June 30, 2020.

Right-of-use assets	$156,491

Lease liability obligations, current	$52,305
Lease liability obligations, noncurrent	104,186
Total lease liability obligations	$156,491

Weighted-average remaining lease term	2.83 years
Weighted-average discount rate	6%

The following table summarizes the lease expense for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Operating lease expense	$4,713*	$-
Short-term lease expense	10,458	21,831
Total lease expense	$15,171	$21,831

The following table summarizes the lease expense for the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Operating lease expense	$4,713*	$-
Short-term lease expense	5,547	6,923
Total lease expense	$10,260	$6,923

*The first lease payment was made and adjusted in preacquisition cost.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2020, are as follows:

Remainder of 2020	$28,278
2021	57,684
2022	59,416
2023	20,000
Total minimum payments	165,378
Less: amount representing interest	(8,887)
Total	156,491

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

Litigation

As of June 30, 2020, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 18: SUBSEQUENT EVENTS

On July 1, 2020 the Company issued 185,185 and 370,370 restricted shares of its common stock to third party valued at $25,000 and $50,000 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020.

On July 2, 2020 and July 9, 2020 the Company issued 714,285 and 1,785,714 restricted shares of its common stock to third party valued at $100,000 and $250,000 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020.

On July 10, 2020 the Company issued 5,141,377 restricted shares of its common stock in exchange for the conversion of $51,414 of a convertible note payable, which included $6,414 in interest.

On July 10, 2020 the Company issued 142,857 and 357,153 restricted shares of its common stock to third party valued at $20,000 and $50,000 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020.

On July 10, 2020 the Company issued 250,000 and 107,143 restricted shares of its common stock to third party valued at $35,000 and $15,000 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020

On July 14, 2020 the Company issued 200,000 restricted shares of its common stock to third party valued at $23,630 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated True-Up payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion.

On July 22, 2020 the Company issued 65,359 and 130,719 restricted shares of its common stock to third party valued at $20,000 and $40,000 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020

On July 22, 2020 the Company issued 163,398 and 326,797 restricted shares of its common stock to third party valued at $50,000 and $100,000 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020

On July 22, 2020 the Company issued 816,993 and 65,359 restricted shares of its common stock to third party valued at $250,000 and $20,000 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020

On August 4, 2020 the Company issued 141,243 restricted shares of its common stock to third party valued at $50,000 pursuant to the stock purchase agreement. The cash was received subsequent to June 30, 2020.

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

Universal Cancer Biomarker

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

Axim’s New Solution

We have been working for the last several months in the laboratory to develop water soluble polyfuncitional cannabinoids. We recently perfected our reaction process and have filed for a new patent. It shows that our CBD molecule is about 338x more water-soluble than CBD. To put it into perspective, if one dissolves 1G of CBD in water-octanol mixture, only 3.9 micrograms of it will end up in water; while for 1G of our new polyfunctional CBD 1,318 micrograms will go into water. We believe this could be a game changer for the entire cannabinoid world.

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

Pre-Clinical Animal Studies/ Stage 1: Polyfunctional Cannabinoids Efficacy in Combination Therapy. Axim plans to conduct Stage 1 Animal Studies with our polyfunctional cannabinoids together with drug compound SPX-1009 and several cytotoxic drugs at the TD2 facility. The purpose is to assess tumor cell survival and invasion in the presence of several cytotoxic drugs and immune checkpoint inhibitor antibodies in combination with our polyfunctional cannabinoids, SPX-1009 in 2 breast cancer and 2 pancreatic cancer cell lines. The determination will be made regarding the synergy or additive effects occurring during the administration of polyfunctional cannabinoids, SPX-1009 and several cytotoxic drugs. Status: Estimated to begin June 2020.

Clinical Human Studies

Upon successful completion of Pre-Clinical Animal Studies with Polyfunctional Cannabinoids, we anticipate identifying an Institutional Review Board to review and approve its protocol to conduct research and testing with humans and/or human tissues. Status: Estimated 1st Quarter, 2021.

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

Employees

As of August 14, 2020, we have 3 full-time employees and 1 part-time employee. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended June 30, 2020 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the six months and three months ended June 30, 2020 to June 30, 2019.

For the six months periods ended June 30, 2020 and 2019, our revenues from continuing operations totaled $-0- and $-0-, respectively, our revenues from discontinued operations totaled $7,990 and $110,149, respectively.

	Six months	Six months	$ Change	% Change
	Period Ended	Period Ended
	30-June-20	30-June-19

Research and development	$126,292	$-	$126,292	100.00%
Depreciation	5,124	1,678	3,446	205.36%
Advertising and promotions	362,487	86,683	275,804	318.18%
Travel and entertainment expenses	14,349	46,463	(32,114)	(69.12%)
Office/Other expenses	73,698	72,181	1,517	2.10%
Impairment and amortization	6,763	3,158	3,605	114.15%
Licenses and permits	54,271	3,340	50,931	1,524.88%
Legal and other fees	221,882	109,470	112,412	102.69%
Offices salary and wages	294,399	85,500	208,899	244.33%
Consulting fees	33,000	47,500	(14,500)	(30.53%)
Compensation costs	8,200	1,365,000	(1,356,800)	(99.40%)
Audit fees	81,703	74,000	7,703	10.41%
Filing fees	4,898	6,558	(1,660)	(25.31%)
Insurance expense	62,166	50,843	11,323	22.27%
Directors fees	40,000	105,000	(65,000)	(61.90%)
Total Operating expenses from continuing operations	$1,389,232	$2,057,374	$(668,142)	(32.48%)

Our operating expenses from continuing operations for the six months periods ended June 30, 2020 and 2019, were $1,389,232 and $2,057,374, respectively. Our operating expenses from discontinued operations for the six months periods ended June 30, 2020 and 2019, were $2,321,776 and $2,098,339, respectively. The changes for the six months period ended June 30, 2020, were primarily due to the separation (note 17) and no compensation costs recorded for the six months period ended June 30, 2020. The Company spend more of money on advertising and promotions. The Company incurred $6,763 and $3,158 of amortization and impairment expense on intangible assets during the six months ended June 30, 2020 and 2019, respectively.

For the three months periods ended June 30, 2020 and 2019, our revenues from continuing operations totaled $-0- and $-0-, respectively, our revenues from discontinued operations totaled $849 and $93,088, respectively.

	Three months	Three months	$ Change	% Change
	Period Ended	Period Ended
	30-June-20	30-June-19

Research and development	$121,437	$-	$121,437	100.00%
Depreciation	4,285	839	3,446	410.73%
Advertising and promotions	42,476	37,943	4,533	11.95%
Travel and entertainment expenses	1,303	31,074	(29,771)	(95.81%)
Office/Other expenses	30,348	46,119	(15,771)	(34.20%)
Impairment and amortization	3,125	-	3,125	100.00%
Licenses and permits	1,270	940	330	35.11%
Legal and other fees	134,014	53,288	80,726	151.49%
Offices salary and wages	189,399	30,000	159,399	531.33%
Consulting fees	24,000	23,500	500	2.13%
Compensation costs	-	227,500	(227,500)	(100.00%)
Audit fees	61,703	16,500	45,203	273.96%
Filing fees	3,508	5,236	(1,728)	(33.00%)
Insurance expense	30,994	25,504	5,490	21.53%
Directors fees	15,000	85,000	(70,000)	(82.35%)
Operating expenses from continuing operations	$662,862	$583,443	$79,419	13.61%

Our operating expenses from continuing operations for the three months periods ended June 30, 2020 and 2019, were $662,894 and $583,443, respectively. Our operating expenses (income) from discontinued operations for the three months periods ended June 30, 2020 and 2019, were $1,186,750 and $1,265,920, respectively. The changes for the three months period ended June 30, 2020, were primarily due to the separation (note 17) and no compensation costs recorded for the three months period ended June 30, 2020. The Company incurred $3,125 and $-0- of amortization and impairment expense on intangible assets during the three months ended June 30, 2020 and 2019, respectively.

Other (Income) expenses:

During the three months ended June 30, 2020 and 2019, the Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0-, $(109,040), $113,400 and $-0-, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $(104,705), $(109,040), $138,400 and $-0-, respectively.

Our interest expense of continuing operations for the three and six months ended June 30, 2020 and 2019, was $55,957, $49,388, $106,075 and $98,225; respectively. Our interest expense of discontinued operations for the three and six months ended June 30, 2020 and 2019, was $2,567, $6,582, $9,076 and $13,092; respectively.

The Company incurred $22,071, $18,662, $41,432 and $37,325 amortization expense on debt discount during the three and six months ended June 30, 2020 and 2019, respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $1,821,609 and has an accumulated deficit of $37,547,798, has cash used in continuing operating activities of $976,745 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Liquidity and Capital Resources

Six months ended June 30, 2020 and 2019

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $976,745 and $797,939 respectively for the six months ended June 30, 2020, as compared to net cash used of $605,319 and $1,273,168 for the six months ended June 30, 2019. The cash used in operating activities is primarily attributable to our net loss from operations of $2,107,756 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the six months ended June 30, 2020 stock-based compensation was $287,500 and amortization of debt discount was $41,432. For the six months ended June 30, 2019 these non-cash expenses were stock-based compensation of $1,380,000 and amortization of $37,325. For the six months ended June 30, 2020 and 2019 the Company recorded increase to accounts payable and accrued expenses $209,784 and $284,460 of continuing operating activities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the period ended June 30, 2020 was $8,986 comparted to $-0- for the same period in 2019 due to $79,814 cash acquired in Sapphire acquisition offset by cash used in equipment purchase for $70,828.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months period ended June 30, 2020, was $2,145,500 including $65,000 used in discontinued financing activities compared to $2,281,313 for the same period in 2019. The Company has successfully raised significant capital in exchange for its common stock for the six months ended June 30, 2020.

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

Foreign Currency Transactions

Our Foreign currency gain (loss) were $26 and $624 for the three and six months ended June 30, 2020, and ($368) and $(750) for the same period in 2019.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2020. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2020 and June 30, 2020 the Company issued total 7,494,792 shares valued $1,510,500 pursuant to the Company’s Registration Statement on Form S-3. The Company received $1,510,500 in cash. The Company has an outstanding subscription price adjustment of $609,835 related to the issuance of the S-3 shares, which it expects to satisfy with the issuance of additional shares.

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

On April 21, 2020 the Company issued 1,176,470 restricted shares of its common stock to third party valued at $100,000 pursuant to the stock purchase agreement. The cash was received in 2020.

On May 6, 2020, the Company entered into an agreement with Sanammad Foundation, the Sanammad Parties agreed to forfeit and assign back to treasury, for no consideration, a total of 18,570,356 shares of the Company’s common stock.

On May 22, 2020 the Company issued 190,810 and 286,215 S-8 shares valued at $20,000 and $35,000 pursuant to the Company’s Registration Statement on Form S-8 for severance.

On June 10, 2020 and June 24, 2020 the Company issued 2,173,913 and 625,000 restricted shares of its common stock to third party valued at $500,000 and $100,000 pursuant to the stock purchase agreement. The cash was received in 2020, respectively.

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

On May 6, 2020, the Company bought back 500,000 shares of Series B Preferred stock and retired it.

Effective May 6, 2020, Dr. George Anastassov resigned as a member of the Company’s Board of Directors. Dr. George Anastassov’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices.

Effective May 6, 2020, Lekhram Changoer resigned as a member of the Company’s Board of Directors. Lekhram Changoer’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices.

Effective May 6, 2020, Dr. Philip Van Damme resigned as a member of the Company’s Board of Directors. Dr. Philip Van Damme’s resignation was not because of any disagreements with the Company on matters relating to its operations, policies and practices.

Employment Agreements

On September 1, 2016, the Company entered into an amended and restated employment agreement with Dr. George Anastassov, its Chief Executive Officer. The agreement does not have a set term and may be terminated at any time by the Company or Dr. Anastassov with proper notice. Under the agreement, Dr. Anastassov receives an annual base agreement. Upon the one-year anniversary of the agreement, the Company has the direction to grant additional equity awards to Dr. Anastassov. On April 1, 2016 the Company was obligated to issue 120,000 restricted shares of the Company’s common stock pursuant to the terms of the June 13, 2014, employment agreement. On September 1, 2016, the Company was obligated to issue 2,000,000 restricted shares of the Company’s common stock pursuant to the terms of the September 1, 2016, employment agreement with Dr. Anastassov. The shares were issued in the 4th quarter 2016. At the year-end December 31, 2016 the Company recorded $600,000 compensation expense in the accompanying consolidated financial statements to account for the required issuance of the incentive shares. On March 20, 2018 the Company issued 50,000 restricted shares of its common stock and recorded $235,000 compensation expense. On May 15, 2018 the Company agreed to pay Dr. George Anastassov a bonus of $15,000 per month as a compensation. The Company recorded $120,000 of additional expense for the year ended December 31, 2019 as part of this bonus arrangement. On January 2, 2019 Dr. George Anastassov resigned as the Chief Executive Officer of Axim Biotechnologies, Inc. On May 6, 2020, Dr. George Anastassov resigned as a member of the Company’s Board of Directors

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. Beginning in October 2019, the board decided to increase CEO base salary to $35,000 per month.

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Mr. Changoer. On May 6, 2020, Mr. Lekhram Changoer resigned as a member of the Company’s Board of Directors

On August 3, 2016, all AXIM affiliates, as such term is defined by the Securities Act of 1933, as amended (the “Act”), entered into an agreement whereby each affiliate agreed to be prohibited from selling any Company securities pursuant to Rule 144 of the Act until the later of: (i) twelve (12) months from the date of the agreement; or (ii) twelve (12) months from the date of acquisition of the securities.

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

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of June 30, 2020, the principal balance of this note was $484,478 and $63,275 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2020, this note has not been converted, the principal balance of this note was $1,000,000 and $131,055 in accrued interest.

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The principal amount of $4,000,000 together with interest computed on the basis of 360-day year and compounded semi-annual basis at the rate equal to 3.5% per annum. The interest shall be payable on a semi-annual basis beginning on May 1, 2019 and thereafter on the first day of each May and November until the Maturity Date – November 1, 2021, at which time all principal and interest accrued hereon shall be due and payable. As of June 30, 2020, the principal of secured convertible notes was $4,000,000 and $88,648 accrued interest.

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

On March 17, 2020, Sapphire Biotech, Inc. entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of June 30, 2020, the principal of secured convertible note was $190,000 and $2,866 accrued interest.

On December 31, 2019, Sapphire Biotech, Inc. entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to the Company in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of June 30, 2020, the principal and accrued interest balances were $324,218 and $9,780, respectively.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the six months ended June 30, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 14 2020	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director Principal Executive Officer

Dated: August 14 2020	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer