Form 10-Q
period 2020-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2020-11-20
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

[ ]	Large accelerated Filer	[X]	Smaller reporting Company
[ ]	Accelerated Filer	[ ]	Emerging growth Company
[ ]	Non-accelerated filer
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,196,970 of common stock, par value $0.0001 per share, outstanding as of November 18, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2020

	September 30, 2020	December 31, 2019
	Unaudited
ASSETS

Current assets:
Cash	$1,157,239	$511,630
Notes receivable- related party	102,986	-
Prepaid expenses	327,802	77,606
Marketable securities	-	213,745
Investment in Joint Venture	27,490	27,490
Current assets of discontinued operations	-	808,657
Total current assets	1,615,517	1,639,128

Property and equipment, net of accumulated depreciation	98,444	2,237

Other Assets:
Goodwill	2,458,233	-
Research in progress	7,800,000	-
Security deposit	13,040	-
Operating lease right-of-use asset	143,703	-
Other assets of discontinued operations	-	50,534
Total other assets	10,414,976	50,534

TOTAL ASSETS	$12,128,937	$1,691,899

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$292,995	$222,204
Due to shareholder	973	5,000
Due to first insurance funding	50,739	42,121
Promissory note (including accrued interest of $14,643 and $0, respectively)	338,861	-
Current liabilities of discontinued operations	916,086	3,126,106
Total current liabilities	1,599,654	3,395,431

Long-term liabilities:
Deferred tax liability	2,340,000	-
Convertible note payable (including accrued interest of $216,109 and $168,208, respectively) net of unamortized debt discount of $865,987 and $739,732, respectively (see note 12)	1,634,435	912,954
Convertible note payable - related party (including accrued interest of $123,648 and $93,333, respectively)	4,123,648	4,093,333
Convertible note payable - shareholder (including accrued interest of $0 and $5,578, respectively)	-	50,578
Operating lease liability	143,703	-
Total long-term liabilities	8,241,786	5,056,865

TOTAL LIABILITIES	9,841,440	8,452,296

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued, 0 and 500,000 outstanding, respectively	-	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized	12,519	6,485
125,196,970 and 64,854,539 shares issued and outstanding, respectively
Additional paid in capital	41,593,293	28,623,060
Common stock to be issued	135,000	50,000
Accumulated deficit	(39,453,365)	(35,440,042)
TOTAL STOCKHOLDERS' DEFICIT	2,287,497	(6,760,397)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,128,937	$1,691,899

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statements Of Operations

Unaudited

	For the Three months Ended September 30, 2020	For the Three months Ended September 30, 2019	For the Nine months Ended September 30, 2020	For the Nine months Ended September 30, 2019
Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses:

Research and development expenses	109,139	-	235,431	-
Selling, general and administrative	1,184,267	482,833	2,442,420	2,537,836
Depreciation	5,372	839	10,497	2,517

Total operating expenses from continuing operations	1,298,778	483,672	2,688,348	2,540,353

Loss from continuing operations	(1,298,778)	(483,672)	(2,688,348)	(2,540,353)

Other (income) expenses:
Income from Impression Healthcare Ltd	-	(57,400)	-	(57,400)
Interest income	(260)	-	(419)	-
Income form Grants from Government	(25,899)	-	(25,899)	-
Unrealized loss (gain) on marketable securities	-	(135,320)	104,705	(273,720)
Realized loss (gain) on marketable securities	-	(190,460)	109,040	(190,460)
Loss on extinguishment/conversion of debt	923,604	-	923,604	-
Amortization of note discount	22,313	18,870	63,745	56,195
Interest expense	73,268	49,304	179,344	147,529
Total other (income) expenses	993,026	(315,006)	1,354,120	(317,856)

Loss before provision of income tax	(2,291,804)	(168,666)	(4,042,468)	(2,222,497)
Provision for income tax	-	-	-	-

Income(loss) from continuing operations	(2,291,804)	(168,666)	(4,042,468)	(2,222,497)

Income(loss) from discontinued operations	386,237	(694,952)	29,144	(2,788,949)

NET INCOME (LOSS)	$(1,905,567)	$(863,618)	$(4,013,324)	$(5,011,446)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,905,567)	$(863,618)	$(4,013,324)	$(5,011,446)

Earning per share from continuing operations
Basic	$(0.02)	$(0.00)	$(0.04)	$(0.04)
Diluted	$(0.02)	$(0.00)	$(0.04)	$(0.04)

Earning per share from discontinued operations
Basic	$0.00	$(0.01)	$0.00	$(0.05)
Diluted	$0.00	$(0.01)	$0.00	$(0.05)

Earning per share
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.08)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.08)

Weighted average common shares outstanding – basic and diluted	123,496,143	62,490,798	105,383,791	61,459,631

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statement of Stockholders' Deficit

Unaudited

					Series A Convertible		Series B Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	59,582,890	$ 5,958	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 41,000	$ 22,863,608	$ (28,992,485)	$ (6,081,819)
Common stock issued against common stock to be issued	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	1,137,500	-	1,137,500
Common stock issued under registration statement on Form S-3	1,250,000	125	-	-	-	-	-	-	-	-	-	1,592,687	-	1,592,812
Common stock issued per stock purchase agreement	239,521	24	-	-	-	-	-	-	-	-	-	399,976	-	400,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,342,677)	(2,342,677)
Balance at March 31, 2019	61,072,411	$ 6,107	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 48,500	$ 25,993,771	$ (31,335,162)	$ (5,286,684)
Common stock issued against common stock to be issued	19,668	2	-	-	-	-	-	-	-	-	(48,500)	48,498	-	-
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Gain on settlement of liabilities transferred to capital	-	-	-	-	-	-	-	-	-	-	-	-	-	--
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	-	227,500	-	227,500
Common stock issued under registration statement on Form S-3	750,000	75	-	-	-	-	-	-	-	-	-	695,926	-	696,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,805,150)	(1,805,150)
Balance at June 30, 2019	61,842,079	6,184	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 7,500	$ 26,965,695	$ (33,140,312)	$ (6,160,833)
Common stock issued against common stock to be issued	6,055	1	-	-	-	-	-	-	-	-	(7,500)	7,499	-	-
Common stock to be issued for consulting services	-	-	-	-	-	-	-	-	-	-	7,500	-	-	7,500
Common stock issued per stock purchase agreement	687,285	69	-	-	-	-	-	-	-	-	-	499,931	-	500,000
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	-	227,500	-	227,500
Common stock issued under registration statement on Form S-3	250,000	25	-	-	-	-	-	-	-	-	-	111,788	-	111,813
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(863,618)	(863,618)
Balance at September 30, 2019	62,785,419	$ 6,279	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 7,500	$ 27,812,413	$ (34,003,930)	$ (6,177,638)

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statement of Stockholders' Deficit

Unaudited

Balance at December 31, 2019	64,854,539	$ 6,485	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ 50,000	$ 28,623,060	$ (35,440,042)	$ (6,760,397)
Common stock issued against common stock to be issued	250,000	25	-	-	-	-	-	-	-	-	(50,000)	49,975	-	-
Common stock issued for services	662,839	66	-	-	-	-	-	-	-	-	-	287,434	-	287,500
Common stock issued under registration statement on Form S-3	3,541,667	355	-	-	-	-	-	-	-	-	-	962,145	-	962,500
Subscription price adjustment	-	-	-	-	-	-	-	-	-	-	-	(518,948)	-	(518,948)
Beneficial conversion of 190K convertible note	-	-	-	-	-	-	-	-	-	-	-	190,000	-	190,000
Common stock issued for acquisition	54,000,000	5,400	-	-	-	-	-	-	-	-	-	7,500,600	-	7,506,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,028,367)	(2,028,367)
Balance at March 31, 2020	123,309,045	$ 12,331	-	$ -	-	$ -	500,000	$ 50	500,000	$ 50	$ -	$ 37,094,266	$ (37,468,409)	$ (361,712)
Common stock to be issued	-	-	-	-	-	-	-	-	-	-	135,000	-	-	135,000
Common stock issued for severance	477,025	48	-	-	-	-	-	-	-	-	-	149,952	-	150,000
Common stock issued under registration statement on Form S-3	3,953,125	395	-	-	-	-	-	-	-	-	-	547,605	-	548,000
Common stock issued per stock purchase agreement	3,975,383	397	-	-	-	-	-	-	-	-	-	699,603	-	700,000
Series B preferred stock retirement	-	-	-	-	-	-	(500,000)	(50)	-	-	-	-	-	(50)
Retired common stock	(18,570,356)	(1,857)	-	-	-	-	-	-	-	-	-	-	-	(1,857)
Subscription price adjustment	-	-	-	-	-	-	-	-	-	-	-	(90,887)	-	(90,887)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(79,389)	(79,389)
Balance at June 30, 2020	113,144,222	$ 11,314	-	$ -	-	$ -	-	$ -	500,000	$ 50	$ 135,000	$ 38,400,539	$ (37,547,798)	$ 999,105
Common stock issued for services	773,943	77	-	-	-	-	-	-	-	-	-	378,613	-	378,690
Common stock issued for severance	314,852	32	-	-	-	-	-	-	-	-	-	254,968	-	255,000
Convertible note converted to common stock	5,141,377	514	-	-	-	-	-	-	-	-	-	50,900	-	51,414
Common stock issued per stock purchase agreement	5,822,576	582	-	-	-	-	-	-	-	-	-	1,098,048	-	1,098,630
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	414,839	-	414,839
Loss on extinguishment of debt	-	-	-	-	-	-	-	-	-	-	-	823,497	-	823,497
Loss on conversion of convertible note	-	-	-	-	-	-	-	-	-	-	-	171,889	-	171,889
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,905,567)	(1,905,567)
Balance at September 30, 2020	125,196,970	$ 12,519	-	$ -	-	$ -	-	$ -	500,000	$ 50	$ 135,000	$ 41,593,293	$ (39,453,365)	$ 2,287,497

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	For theNine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,013,324)	$(5,011,446)
Less: Gain (Loss) from discontinued operations	29,144	(2,788,949)
Loss from continuing operations	(4,042,468)	(2,222,497)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	10,496	2,517
Stock based compensation	779,029	1,615,000
Amortization of prepaid expenses	146,583	79,299
Amortization of debt discount	63,745	56,195
Loss on extinguishment/conversion of debt	923,604	-
Unrealized (gain) loss on marketable securities	104,705	(273,720)
Realized (gain) loss on marketable securities	109,040	(190,459)
Non-cash revenue	-	(57,400)

Changes in operating assets & liabilities:
Increase (decrease) in interest receivable	(419)	-
Increase (decrease) in prepaid expenses	-	(44,622)
Increase in prepaid insurance	(94,779)	(107,504)
Increase in due to First Insurance Funding	8,618	34,613
Increase (decrease) in accounts payable and accrued expenses	234,364	81,810
Investment in Joint Venture	-	(27,490)
Increase (decrease) in security deposits	(255)	6,816
Net cash provided by (used in) operating activities from continuing operations	(1,757,737)	(1,047,442)
Net cash provided by (used in) operating activities from discontinued operations	(834,429)	(2,582,469)
Net cash provided by (used in) operating activities	(2,592,166)	(3,629,911)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from Sales of Marketable Securities	-	177,493
Cash acquired in acquisition	79,814	-
Increase in property and equipment	(86,169)	-
Net cash provided by (used in) investing activities from continuing operations	(6,355)	177,493
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	(6,355)	177,493

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of convertible notes	-	(7,500)
Common stock issued under registration statement on Form S-3	1,510,500	2,400,624
Common stock issued under SPA	1,798,630	500,000
Net cash provided by (used in) continuing financing activities	3,309,130	2,893,124
Net cash provided by (used in) discontinued financing activities	(65,000)	(78,916)
Net cash provided by (used in) financing activities	3,244,130	2,814,208

Net increase (decrease) in cash and cash equivalents	645,609	(638,210)
Comprehensive income (loss)	-	-
Cash and cash equivalents at beginning of period	511,630	1,805,627
Cash and cash equivalents at end of period	$1,157,239	$1,167,417
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$60,278
Income taxes - net of tax refund	$-	$-

AXIM BIOTECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$50,000	$56,000
Account receivable against conversion of debt and interest	$75,074	$89,568
Common stock issued against CS subscription	$-	$400,000
Shares issued for acquisition of Sapphire Biotechnology	$7, 506,000	$-
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition	$2,340,000	$-
Assets acquired and liability assumed as a result of Sapphire Biotech Acquisition	$525,365	$-
BCF related to discount on conversion	$190,000	$-
Common stock issued for note receivable	$135,000	$-
Adoption of lease obligation and ROU asset	$164,910	$-
Shares issued for severance payments	$405,000	$-
Common stock retired	$1,857	$-
Common stock issued for services recorded as prepaid expense	$302,000	$-
Convertible note issued against subscription price adjustment	$609,835	$-
Convertible note converted to common stock	$51,414	$-
Assets acquired a as a result of Sapphire Biotech Acquisition	$33,319	$-

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

Additionally, with the onset of the COVID-19 pandemic, the Company decided to begin creating COVID-19 rapid diagnostic tools, including multiple first-in-class COVID-19 neutralizing antibody tests and other innovations.

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

Under the terms of the Agreement, the Company: (i) acquired 100% of Sapphire’s outstanding capital (consisting of 100,000,000 shares of common stock and zero (0) shares of Preferred Stock); and (ii) assume all of the outstanding debt of Sapphire. The outstanding debt includes two (2) convertible notes in the principal amounts of $310,000 and $190,000. Pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Sapphire by means of a share exchange with the Sapphire Stockholders in exchange for 54,000,000 newly issued shares of the common stock of AXIM (the “Share Exchange”). As a result of the Share Exchange, Sapphire became a 100% owned subsidiary of AXIM, which on a going forward basis will result in consolidated financial reporting by AXIM to include the results of Sapphire. The closing of the Share Exchange occurred concurrently with entry into the Share Exchange Agreement (the “Closing”).

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 2: ACQUISITION OF SAPPHIRE BIOTECH, INC. (CONTINUED)

In March 2020, the Company acquired SAPPHIRE BIOTECH, Inc., a biotechnology company focusing on improving cancer care through the development of proprietary therapeutics for inhibiting cancer growth and metastasis. The Company issued 54,000,000 shares of common stock with a total fair value of $7,506,000 and assumed net liabilities of $412.233 (resulting in a total acquisition cost of $7,918,233), in exchange for all outstanding shares of SAPPHIRE BIOTECH, Inc. The Company accounted for the acquisition using the acquisition method of accounting for business combinations. On the acquisition date, the Company performed a preliminary allocation of the purchase price to include the tangible assets acquired and the liabilities assumed with the remainder of the purchase price allocated to patents pending approval, in-process research and development (IPR&D) and goodwill. The Company incurred $6,000 of acquisition-related costs, which will be recorded as expense after the evaluation work been completed. In addition, the Company recorded an estimated deferred tax liability on the assets acquired, except for goodwill for which deferred taxes are not applicable.

The Company completed the valuation of the intangible assets acquired in the SAPPHIRE BIOTECH, Inc. transaction by September 2020. Pursuant to the valuation, the Company determined that the patents continue to be expanded and chose to subsume the patents within the IPR&D balance. In management’s judgment, the amount assigned to IPR&D represents the amount the Company would reasonably expect to pay an unrelated party for each project included in the technology. Based on the final valuation, the remaining excess purchase price has been allocated to goodwill.

The aggregate purchase price of $7,918,233 consisted of common stock valued at $7,506,000 and the net liabilities assumed of $412,233. The value of the $7,506,000 of common shares issued was determined based on the closing price of the Company’s common shares at the acquisition date.

The following table summarizes the consideration paid for SAPPHIRE BIOTECH and the estimated amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration:
Cash and cash equivalents	$79,814
Property and equipment, net	20,533
In process R&D	7,800,000
Goodwill	2,458,233
Security deposit	12,785
Total asset acquired	$10,371,365

Accrued expenses and other current liabilities	$5,767
Deferred taxes liability	2,340,000
Notes Payable including convertible and discount on conversion	519,598
Total liabilities assumed	$2,865,365
Net assets acquired	$7,506,000

Of the $7,918,233, assets were recorded in the amount of $113,133 and liabilities were assumed of $525,365, $7,800,000 was assigned to IPR&D and $118,232 was allocated to goodwill. The IPR&D and goodwill assets are not subject to amortization, and $2,340,000 was calculated as the deferred tax liability on the assets acquired, which amount was included in goodwill at the date of acquisition in accordance with accounting requirements..

The $2,458,233 of goodwill is not expected to be deductible for tax purposes.

The effective settlement of receivable/payable between the Company and Sapphire deemed to be not material, which was recorded as gain on intercompany transaction in statement of operations.

Disclosure of Pro Forma Information

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 2: ACQUISITION OF SAPPHIRE BIOTECH, INC. (CONTINUED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of SAPPHIRE BIOTECH, Inc. had occurred at January 1, 2019:

For nine months ended	September 30, 2020	September 30, 2019
Revenues	$-	$-
Net loss from continuing operations	$(4,468,786)	$(2,387,985)
Net income (loss) from discontinued operations	$29,144	$(2,788,949)
Net loss per share—Basic and Diluted	$(0.04)	$(0.04)

For three months ended	September 30, 2020	September 30, 2019
Revenues	$-	$-
Net loss from continuing operations	$(2,291,804)	$(221,284)
Net income (loss) from discontinued operations	$386,237	$(694,952)
Net loss per share— Basic and Diluted	$(0.02)	$(0.01)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. During the three and nine months ended September 30, 2020 Sapphire had no revenue transactions.

NOTE 3: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2020, and for the three and nine months period ended September 30, 2020 and 2019 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of September 30, 2020 (unaudited) and December 31, 2019, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc., Marina Street LLC, Axim Biotechnologies, Inc. (the Netherland Company) and Sapphire Biotech, Inc. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 4: GOING CONCERN

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit as of September 30, 2020. The Company has historically financed its operations primarily through the sale of common stock, promissory notes and convertible notes. To date, none of the Company’s products related to continuing operations are still in the product development phase. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry. As shown in the condensed consolidated financial statements, the Company has working capital of $15,863 and has an accumulated deficit of $39,453,365 and has cash used in operating activities of continuing operations $1,757,737 and discontinued operations of $834,429. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

September 30, 2020 and 2019

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at September 30, 2020 and December 31, 2019. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. The Company does not have geographic concentration of customers. Accounts receivable were all generated from discontinued operations for the three and nine-months ending September 30, 2020 and 2019.

Concentrations

At September 30, 2020 and December 31, 2019, one customer and two customers accounted for 100% and 100% of accounts receivable, respectively. For the nine months period ended September 30, 2020, one customer accounted for 21% of total revenue. For the nine months period ended September 30, 2019, three customers accounted for 83% of total revenue. Accounts receivable and revenue were all generated from discontinued operations for the three and nine-months ending September 30, 2020 and 2019.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of September 30, 2020 and December 31, 2019, the Company had $-0- and $175,304 of finished goods and $-0- and $312,511 of raw materials; respectively. All inventory was related to discontinued operations for the three and nine-months ending September 30, 2020 and 2019.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at September 30, 2020 and December 31, 2019, respectively, and none related to discontinued operations.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	September 30, 2020	December 31, 2019
Equipment of continuing operations	$123,632	$16,780
Less: accumulated depreciation	$25,188	$14,543
	$98,444	$2,237

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are amortized if they have a definite life, and not amortized if they have an indefinite life and then they are tested annually for impairment. The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020	December 31, 2019
Goodwill	$2,458,233	$-
Research in progress	$7,800,000	$-
	$10,258,233	$-

Intangible assets of discontinued operations	$-	$715,432
Less: accumulated amortization and impairment	$-	$664,898
	$-	$50,534

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

Revenues from continuing operations recognized for three and nine months ended September 30, 2020 and 2019 amounted to $-0-, $-0-, $-0- and $-0-, respectively. Revenues from discontinued operations recognized for three and nine months ended September 30, 2020 and 2019 amounted to $-0-, $345,612, $7,990 and $455,761, respectively.

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

September 30, 2020 and 2019

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

As of September 30, 2020
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Marketable Securities	$-	$ -	$ -	$-

	As of December 31, 2019
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Marketable securities	$213,745	$ -	$ -	$213,745

The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0-, $-0-, $135,320 and $190,460 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $(104,705), $(109,040), $273,720 and $190,460 for the nine months ended September 30, 2020 and 2019, respectively. These securities are classified as trading.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2020 and December 31, 2019. There were no financial liabilities measured and recognized at fair value as of September 30, 2020 and December 31, 2019.

Cash as of September 30, 2020 and December 31, 2019 is classified as Level 1 within our fair value hierarchy.

Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2020 and 2019 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company had $240,769 and $0 allowance for doubtful accounts at September 30, 2020 and December 31, 2019, respectively and had $240,769 accounts receivable at September 30, 2020 and $315,843 at December 31, 2019, all was related to discontinued operations.

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

There were 32,341,979 common share equivalents at September 30, 2020 and 16,295,498 common shares at December 31, 2019. For the three and nine months ended September 30, 2020 and 2019 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

September 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three and nine months ended September 30, 2020 and 2019 The Company incurred research and development expenses of $109,139, $-0-, $235,431 and $-0- from continuing operations, respectively. For the three and nine months ended September 30, 2020 and 2019 the Company incurred research and development expenses of $(400,417), $426,665, $415,907 and $1,950,981 from discontinued operations, respectively. The negative research and development from discontinued operation was due to an amount of Euro 423,798 to be credited against the invoices which already have been recorded. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Recently Issued Accounting Standards

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof. In February 2016, FASB issued an update 2016-02 and created Topic 842, Leases. Topic 842 effects any entity that enters into a lease arrangement with another person. The guidance in this update supersedes Topic 840. The main difference between previous GAAP and Topic 842 is the recognition of accounting policies for leases classified as operating leases under previous GAAP. The amendments in this update for public business entities that file with the Securities and Exchange Commission are effective for fiscal years beginning after Dec. 15, 2018 and the interim periods within that year with early application permitted for all entities. The Company adopted the lease accounting model as described in Topic 842 for the fiscal year begins on January 1, 2019 and it had no impact on date of adoptions

The Company has a long-term operating lease, and the long-term operating lease took effect in April 2020 (see note 18).

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

September 30, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Prepaid insurance	$71,040	$67,734
Prepaid software/services	256,762	9,872
	$327,802	$77,606

For the three and nine months ended September 30, 2020 and 2019, the Company recognized amortization of prepaid expense of $78,503, $29,105, $146,583 and $79,299, respectively.

NOTE 7: MARKETABLE SECURITIES

As of December 31, 2019 the Company had marketable securities, 4,925,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL. The Company categorize these securities as trading securities and report them at fair value, with unrealized gains and losses included in earnings. On December 31, 2019 the stock price was A$ 0.062 per share as quoted on asx.com.au and exchange rate of $0.7 AUD/USD as quoted on oanda.com and had FMV $213,745. On April 14, 2020 the Company entered into deed of settlement and release with Impression Healthcare Limited and transferred 4,925,000 held shares back to Impression Healthcare Limited by way of sale and purchase, with the total amount payable by Impression Healthcare Limited to Axim for completion of the sale and purchase and transfer being the aggregate amount of $1. During the three months ended September 30, 2020 and 2019, the Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0-, $-0-, $135,320 and $190,460, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $(104,705), $(109,040), $273,720 and $190,460, respectively.

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

As of September 30, 2020, Farm Share, LLC is in the middle of the processing of the entire 2019 crop. During the virus shut down the extraction laboratories were not considered essential, but they were back in business as of June 11, 2020.

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

September 30, 2020 and 2019

NOTE 9: PROMISSORY NOTE (CONTINUED)

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

For the three and nine months ended September 30, 2020 and 2019 the Company recognized interest expense of $-0-, $6,654, $9,076 and $19,746, respectively on this note all was related to discontinued operations.

Non-Related Party

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to the Company in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of September 30, 2020, the principal and accrued interest balances were $324,218 and $14,643, respectively.

NOTE 10: RELATED PARTY TRANSACTIONS

The Company has received working capital advances from CanChew totaling $1,526,603 and $1,526,603 as of September 30, 2020 and December 31, 2019 respectively. The advances are payable on demand. The Company is in discussions to have the advances reduced to a longer term, fixed maturity note, all was related to discontinued operations.

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of September 30, 2020 and December 31, 2019, the total outstanding balance was $60,000 and $23,696 respectively for consulting fees to Mr. Changoer, all was related to discontinued operations.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of September 30, 2020 and December 31, 2019, the total outstanding balance was $45,000 and $9,377 respectively, all was related to discontinued operations.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of $15,000; this additional fee is on a month to month basis at the discretion of management. As of September 30, 2020 and December 31, 2019, the total outstanding balance was $300,000 and $35,000 respectively for consulting fees, all was related to discontinued operations.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 10: RELATED PARTY TRANSACTIONS (CONTINUED)

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

In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of September 30, 2020, the accrued severance payment was $300,000 to Dr. Anastassov, $60,000 to Mr. Changoer and $45,000 to Dr. Van Damme, all was related to discontinued operations.

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

September 30, 2020 and 2019

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

The total outstanding due to First Insurance Funding as of September 30, 2020 and December 31, 2019 is $50,739 and $42,121; respectively.

NOTE 12: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$-0-	$45,000
Accrued interest	-0-	5,578
Convertible note payable, net	$-0-	$50,578

The Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On July 10, 2020 the holder converted $51,414 of convertible note, which included $6,414 interest, into 5,141,377 shares of the Company’s common stock, resulting in a loss of $171,889 accounted as loss on debt extinguishment. The balance of the Note as of September 30, 2020 and December 31, 2019 is $-0- and $50,578, including interest accrued thereon of $-0- and $5,578, respectively.

The following table summarizes convertible note payable of related party as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	123,648	93,333
Convertible note payable, net	$4,123,648	$4,093,333

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 12: CONVERTIBLE NOTES PAYABLE (CONTINUED)

In 2020 the Company was authorized to apply the accounts receivable of $75,074 due from Kannaway towards its accrued interest.

On May 1, 2020, the Company agreed to modify its existing convertible note with a principal balance of $4 million, 3.5% interest rate convertible note with the current holder of that note. There were two changes to the existing agreement – (a) the conversion price was reduced from the $1.50 conversion price in the original Note to $0.25 cents in the modified Note and (b) the term of the note was extended from the original maturity date of November 1, 2021, to November 1, 2026. The Company’s stock closed trading on the day of the modification at $0.13 per share. The amendment of this convertible Note was also evaluated under ASC Topic 470-50-40, “Debt Modifications and Extinguishments.” Based on the guidance, the instruments were determined to be substantially different due to the change in the conversion price being substantial, and debt extinguishment accounting was applied. The fair value of the modified convertible note was not different than the carrying value of the original note as such no extinguishment loss was recorded, The Note prior to the amendment of approximately $4 million, and the fair value of the Note and embedded derivatives after the amendment of approximately $4 million. There were no unamortized debt issuance costs and the debt discount associated with the original 2018 Note.

As of September 30, 2020 and December 31, 2019, the balance of secured convertible note was $4,123,648 and $4,093,333 which included $123,648 and $93,333 accrued interest respectively.

The following table summarizes convertible note payable as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	-
Convertible note payable, due on July 21, 2032, interest at 3.5% p.a.	609,835	-
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	216,109	168,208
Total	2,500,422	1,652,686
Less: unamortized debt discount/finance premium costs	(865,987)	(739,732)
Convertible note payable, net	$1,634,435	$912,954

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

As of September 30, 2020 and December 31, 2019, the balance of secured convertible notes was $552,086 and $539,227, which included $67,608 and $54,749 accrued interest, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 12: CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share.. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318 , related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2020 and December 31, 2019, this note has not been converted and the balance of secured convertible notes was $1,140,000 and $1,113,458, which included $140,000 and $113,458 accrued interest, respectively.

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

Upon issuance, the Convertible Note was convertible into shares of the Company’s common stock at $1.90 per share. At December 31, 2019, the Company determined that the Convertible Note contained a beneficial conversion feature for which a full discount was recorded on the Convertible Note. The fair market value of the Company’s common stock was based upon the estimated per share acquisition price per the pending acquisition of the Company. The discount of $190,000 will be amortized using the effective interest method and will be fully amortized by December 31, 2034.

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of September 30, 2020 and December 31, 2019, the balance of secured convertible note was $194,291 and $-0-, which included $4,291 and $-0- accrued interest respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of September 30, 2020 and December 31, 2019, the balance of secured convertible note was $614,045 and $-0-, which included $4,210 and $-0- accrued interest respectively.

During the three and nine months ended September 30, 2020 and 2019, the Company amortized the debt discount on all the notes of $22,313, $18,870, $63,745 and $56,195, respectively, to other expenses. As of September 30, 2020 and December 31, 2019, unamortized debt discount was $865,987 and $739,732, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

On May 13, 2020, Alim Seit-Nebi the Chief Technology Officer and Co-Founder of Sapphire Biotechnology was granted the options to purchase 1 million shares of Axim common stock under the plan at the purchase price of $0.126 per share. One third of the options will vest six months from the date of grant, one third of the options will vest one year from the date of grant, and the remaining one third of the options will vest two years from the date of grant.

On May 13, 2020, Dr. Douglas Lake the Chief Clinical Officer and Co-Founder of Sapphire Biotechnology was granted the options to purchase 2 million shares of Axim common stock under the plan at the purchase price of $0.126 per share. One third of the options will vest six months from the date of grant, one third of the options will vest one year from the date of grant, and the remaining one third of the options will vest two years from the date of grant.

On May 13, 2020, Timothy R, Scott the Director of Axim Biotechnology was granted the options to purchase 0.5 million shares of Axim common stock under the plan at the purchase price of $0.126 per share. One third of the options vested immediately, one third of the options will vest six months from the date of grant, and the remaining one third of the options will vest twelve months from the date of grant.

On May 13, 2020, Robert Cunningham the Director of Axim Biotechnology was granted the options to purchase 0.5 million shares of Axim common stock under the plan at the purchase price of $0.126 per share. One third of the options vested immediately, one third of the options will vest six months from the date of grant, and the remaining one third of the options will vest twelve months from the date of grant.

On May 13, 2020, Maurico Bellora the Director of Axim Biotechnology was granted the options to purchase 0.5 million shares of Axim common stock under the plan at the purchase price of $0.126 per share. One third of the options vested immediately, one third of the options will vest six months from the date of grant, and the remaining one third of the options will vest twelve months from the date of grant.

On September 10, 2020, Noel C. Gillespie the Senior Patent Attorney of Axim Biotechnology was granted the options to purchase 0.5 million shares of Axim common stock under the plan at the purchase price of $0.61 per share. One third of the options vested immediately, one third of the options will vest one year from the date of grant, and the remaining one third of the options will vest two years from the date of grant.

For the three and nine months ended September 30, 2020 and 2019 the Company recorded compensation expense of $491,529, $235,000, $779,029 and $1,615,000, respectively.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of September 30, 2020, and December 31, 2019 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of September 30, 2020 and December 31, 2019.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

On July 21, 2020 pursuant to the Company’s Amended and Restated Bylaws, the holder of the Company’s Series C Preferred Stock appointed Peter O’Rourke to fill one of the vacant positions on board created by the resignations of Dr. George Anastassov, Lekhram Changoer, and Dr. Philip Van Damme.

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2020, and December 31, 2019, the Company had 125,196,970 and 64,854,539 shares of common stock issued and outstanding, respectively.

2020 Transactions:

During the period between January 1, 2020 and September 30, 2020 the Company issued total 7,494,792 shares valued $1,510,500 pursuant to the Company’s Registration Statement on Form S-3. The Company received $1,510,500 in cash.

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

September 30, 2020 and 2019

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

On August 4, 2020 the Company issued 141,243 restricted shares of its common stock to third party valued at $50,000 pursuant to the stock purchase agreement. The cash was received in 2020.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

On August 6, 2020 the Company issued 148,166 and 166,686 S-8 shares valued at $120,000 and $135,000 pursuant to the Company’s Registration Statement on Form S-8 for severance fees.

On August 12, 2020 the Company issued 414,419 restricted shares of its common stock to third party valued at $76,690 pursuant to the stock purchase agreement for certain services, recorded as commission fees.

2019 Transactions:

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

NOTE 15: STOCK OPTIONS

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years.

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2020:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.34	7,000,000	9	$0.34	4,596,895	$0.34

The stock option activity for the year ended September 30, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,000,000	$0.75
Granted	5,000,000	$0.17
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2020	7,000,000	$0.34

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 15: STOCK OPTIONS (CONTINUED)

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	September 30, 2020	September 30, 2019
Expected life (years)	10	10
Risk-free interest rate (%)	0.64	2.66
Expected volatility (%)	232	318
Divident yield (%)	-	-
Weighted average fair value of shares at grant date	$0.17	$0.91

For the three and nine months ended September 30, 2020 and 2019 stock-based compensation expense related to vested options was $414,839, $235,000, $414,839 and $1,615,000, respectively.

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

The following is a summary of assets and liabilities sold, stock retired and gain recognized, in connection with the sale of assets to Sanammad parties:

Other current assets	$5,000
Total current assets	510,017
Intangible assets, net of amortization	47,375
Total assets	$562,392

Notes payable	$880,000
Accounts payable and accrued expenses	200,640
Due to Canchew	1,526,603
Stock retired	1,857
Total liabilities and equity	$2,609,100

The gain on sale of assets was reported during the period was determined as follows:
Total asset sold	$562,392
Total liability sold	2,609,100
Net gain from sales of assets and liability	$2,046,708

The resulting gain from the sale will be fully offset by existing net operating loss carryforwards available to the Company.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2020 and 2019 the Company recognized interest expense of $-0-, $6,654, $9,076 and $19,746, respectively.

Additionally, the operating results and cash flows related to assets sold on May 06, 2020 are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, the Company has separately reported the asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20. The asset and liabilities have been reflected as discontinued operations, and consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Current asset of discontinued operations
Accounts receivable	$-	$315,843
Inventory	-	487,814
Loan receivable	-	5,000
Total current assets of discontinued operations	$-	$808,657

Noncurrent assets of discontinued operations
Other assets	$-	$50,534
Total noncurrent assets of discontinued operations	$-	$50,534

Current liabilities of discontinued operations
Accounts payable and accrued liabilities	$916,086	$552,577
Due to related party	-	1,526,603
Promissory note – related party note payable	-	1,046,926
Total current liabilities of discontinued operations	$916,086	$3,126,106

Loss from Discontinued Operations

The sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Net sales	$5,097	$37,463
Total expenses	$1,935,278	$2,826,412
Gain from sale of asset and liability	$(2,046,708)	$-
Other loss	$87,383	$-
Income (loss) from discontinued operations	$29,144	$(2,788,949)

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of net cash provided by or use in operating activities, investing activities and financing activities for the assets and liabilities held for sale for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Income (loss) from discontinued operations	$29,144	$(2,788,949)

Adjustment of non-cash activities	(1,551,166)	3,158
Decrease (increase) in accounts receivable	315,843	(38,747)
Increase in inventory	(22,203)	(455,829)
Increase in accounts payable and accrued expenses	393,953	697,898
Net cash provided by (used in) operating activities	$(834,429)	$(2,582,469)

Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$(65,000)	$(78,916)

The following is a summary of the results of operations related to the assets and liabilities held for sale for the three months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Net sales	$-	$19,336
Total expenses (income)	$(386,237)	$714,288
Gain from sale of asset and liability	$-	$-
Other loss	$-	$-
Income (loss) from discontinued operations	$386,237	$(694,952)

The following is a summary of net cash provided by or use in operating activities, investing activities and financing activities for the assets and liabilities held for sale for the three months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Income (loss) from discontinued operations	$386,237	$(694,952)

Adjustment of non-cash activities	255,000	-
Increase in accounts receivable	-	(38,747)
Increase in inventory	-	(380,956)
Decrease in accounts payable and accrued expenses	(687,355)	(213,058)
Net cash provided by (used in) operating activities	$(46,118)	$(1,327,713)

Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$-	$(78,916)

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

On May 31, 2019, AXIM Biotechnologies, Inc. (“AXIM”) entered into a cannabinoid product supply agreement with Impression Healthcare Limited (“Impression”), Australia’s largest home dental impression company, for the supply of the AXIM’s toothpaste and mouthwash containing cannabidiol (CBD) for its clinical trial for the treatment of periodontitis. The supply agreement is in preparation for a clinical trial to test the effectiveness of CBD in treating periodontitis. The clinical trial will be performed at Swinburne University of Technology in Melbourne, Australia. In accordance with the agreement, AXIM will supply the first batch of its patented toothpaste and mouthwash products containing CBD, along with associated placebo units for Impression to perform a randomized control clinical trial. On April 14, 2020 the Company terminated its supply agreement with Impression Healthcare Limited by mutual consent of both parties.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

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

In exchange for this license Kiss Industries will pay Axim 6% of gross sales as a royalty on all licensed products sold by Kiss. In the territory covered by this license which is the USA and Mexico. (Minimum annual royalty $50,000). Kiss will manufacture for Axim various licensed products at a price equal to 140% of Kiss’s cost. As of December 31, 2019 and September 30, 2020 Kiss Industries did not sell any Axim’s products.

Industry Sponsored Research Agreement— SAPPHIRE BIOTECH, Inc. entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. In consideration of the License executed between Skysong Innovations and the Company, the SRA provides for a reduced overhead of 5% instead of the usual 67.7%. This overhead fee differential of $89,851 will be deferred for five (5) years with interest of 5% compounded annually. For the three and nine months ended September 30, 2020, the Company recorded research and development of $33,694 and $56,157, respectively.

On August 5, 2020 Sapphire Biotech, Inc. was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (QSOX1) based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Sapphire is conducting this research with technology it has exclusively licensed from Skysong Innovations, LLC, the intellectual property management company for Arizona State University. Sapphire will subcontract tumor biology work for evaluating analog inhibitors for QSOX1 to Dr. Doug Lake’s laboratory at Arizona State University and Mayo Clinic Arizona.

On August 25, 2020 we signed an exclusive licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC to execute the high-volume production of our rapid point-of-care diagnostic test. AXIM and Empowered have completed the technology transfer and Empowered Diagnostics has built out their production facility to be able to manufacture millions of our neutralizing antibody tests for Covid-19 per month. In exchange for this license Empowered will pay Axim a royalty on net sales on all licensed products sold by Empowered covered by this license which global with the exception of Mexico.

Operating Lease

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2020. Below is a summary of our right of use assets and liabilities as of September 30, 2020.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 17: COMMITMENT AND CONTINGENCIES

Right-of-use assets	$143,703

Lease liability obligations, current	$53,072
Lease liability obligations, noncurrent	90,631
Total lease liability obligations	$143,703

Weighted-average remaining lease term	2.58 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Operating lease expense	$18,852*	$-
Short-term lease expense	15,313	28,709
Total lease expense	$34,165	$28,709

The following table summarizes the lease expense for the three months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Operating lease expense	$14,139*	$-
Short-term lease expense	4,855	6,879
Total lease expense	$18,994	$6,879

*The first lease payment was made and adjusted in preacquisition cost.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2020, are as follows:

Remainder of 2020	$14,139
2021	57,684
2022	59,416
2023	20,000
Total minimum payments	151,239
Less: amount representing interest	(7,536)
Total	$143,703

Litigation

As of September 30, 2020, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

Current Operations Following the Acquisition of Sapphire Biotech, Inc.

Oncology

We continue to advance our mission of improving global cancer care through the development of novel therapeutics for controlling metastatic cancer spread, and diagnostics for early cancer detection, response to treatment, and for monitoring post-treatment recurrence. We have made significant progress with the development of additional anologs of SBI-183 licensed from Mayo Clinic and Arizonia State University.

We have been investigating the enzyme Quiescin Sulfhydryl Oxidase 1 (QSOX1), a master regulator of extracellular matrix remodeling, and its overexpression by tumor cells. Overexpression of QSOX1 has been unambiguously linked to promoting tumor invasion and metastasis. One of the Company’s co-founders, Dr. Douglas Lake, has discovered that a small molecule SBI-183 inhibited the enzymatic activity of QSOX1 and as a result suppressed tumor cell invasion in vitro and metastasis of breast tumor cells in vivo. Through its medicinal chemistry efforts the Company synthesized multiple structural analogs of SBI-183 and unveiled SPX-1009 lead compound that demonstrated ten-fold improvement in suppressing invasion and metastasis in several cancer models.

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

Covid-19

With the onset of the COVID-19 pandemic, we began creating COVID-19 rapid diagnostic tools, including multiple first-in-class COVID-19 neutralizing antibody tests and other innovations. AXIM’s rapid diagnostic test for detecting neutralizing antibodies is the first of its kind. The test has the ability to deliver results in under 10 minutes and can detect the level of neutralizing antibodies an individual has. We have designed this test to be used at point-of-care facilities to measure levels of neutralizing antibodies in convalescent plasma so that plasma with the highest levels of neutralizing antibodies can be identified and administered to patients fighting COVID-19. Without this knowledge, many patients could be undertreated with non-neutralizing plasma and may not benefit from this treatment. Another application of our point-of-care test is to help ensure that vaccines and monoclonal antibody drugs elicit high levels of neutralizing antibodies. When a vaccine is available, manufacturers can employ AXIM’s rapid point-of-care test to evaluate protective immune responses in vaccine recipients.

Our high throughput rapid neutralizing antibody test, NeuCovix-HT™, was designed to solve a major issue that COVID-19 researchers are currently facing. NeuCovix-HT™ solves the problem of vaccine and monoclonal antibody drug manufacturers’ requirement in Phase 3 clinical trials to measure neutralizing antibody levels longitudinally in large groups of volunteer recipients using expensive and laborious virus-based assays. Clinical centers participating in the vaccine trials could employ NeuCovix-HT™ tests to measure neutralizing antibodies from vaccine recipients in thousands of plasma samples per day and be able to test all recipient’s multiple times.

As more of the population recovers from COVID-19, we believe NeuCovix-HT™ will benefit clinical laboratories running batches of thousands of tests per week to measure levels of neutralizing antibodies in COVID-19 convalescent plasma. NeuCovix-HT™ distinguishes which convalescent plasmas contain low and high levels of neutralizing antibodies so that patients fighting COVID-19 can be treated with plasma from donors with the highest levels of neutralizing antibodies. We are in the process of sourcing materials and optimizing the test and expect to finish in the first quarter of 2021.

As our scientific team was hard at work developing our COVID-19 rapid diagnostic tests and virus-capturing face mask, we were frustrated by the delays and costs caused by lack of supply of a recombinant virus binding protein (VBP) for SARS-CoV-2 that was essential to our testing. To continue our projects as planned and decrease overall costs, AXIM’s talented team decided to make its own VBP that is even more potent than current outsourced options. AXIM’s laboratory tests have proven the RBD spike protein binds with our novel VBP. Initial tests also show that our novel VBP is approximately 10 times more potent and stable than current VBP options on the market. This now in-house development of the core ingredients needed to manufacture strips and masks could potentially derive additional revenue and allows us to control our supply chain. We have already manufactured enough VBP for millions of rapid diagnostic tests.

In August, we signed an exclusive licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC to execute the high volume production of our rapid point-of-care diagnostic test. AXIM and Empowered have completed the technology transfer and Empowered Diagnostics has built out their production facility to be able to manufacture millions of our tests per month. As what we believe to be the last step for the EUA application already filed with the FDA for our plasma test we will be conducting a live virus comparison study on 30 plasma samples at a Biosafety Level 3 (BSL3) laboratory. As soon as this comparison study is finished, we will amend the EUA and we expect to begin sales and manufacturing immediately and we expect to see significant revenue shortly thereafter.

We have also received Institutional Review Board approval to begin a clinical study at Arizona State University with our point-of-care whole blood test as the last step in what will be another EUA application. We hope to be the first FDA-approved rapid point-of-care test for neutralizing antibodies.

Milestones 2020 to Date

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

On July 15, 2020, AXIM announced the development of a rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. Unlike currently available serological COVID-19 tests that detect an antibody response to the virus, AXIM’s rapid 10-minute test measures a specific subpopulation of antibodies to block binding of the virus to host cell receptors. While there are expensive, time consuming laboratory tests that measure neutralizing antibodies, AXIM’s test differs in that it is a portable, low cost, rapid point-of-care test with results in 10 minutes. Status: Ongoing

On August 5, 2020, announced today the development, patent filing and Emergency Use Approval (EUA) filing of NeuCovix-HT™, a high throughput (HT) patent-pending diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS-CoV-2, the virus that causes COVID-19. Unlike current serology tests for COVID-19 that qualitatively detect antibodies to the virus, NeuCovix-HT™ quantitatively measures functional antibodies that block binding of the virus to host cell receptors. Status: Ongoing

On August 11, 2020, Sapphire was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support the continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (“QSOX1”) based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Status: Ongoing

On August 24, 2020, Axim signed an exclusive limited licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC (“Empowered Diagnostics”) for high volume production of AXIM’s rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. Status: Ongoing

On September 16, 2020, re filed the Emergency Use Authorization (EUA) application with the Food and Drug Administration (FDA) for measuring COVID-19 neutralizing antibodies in plasma and serum through its first-in-class rapid diagnostic test. Status: Ongoing

On September 22, 2020, Axim announced that the United States Patent and Trademark Office (USPTO) has issued the Company a new Notice of Allowance for a patent (Application No. 15/748,784) on anti-neoplastic compounds and methods targeting Quiescin Sulfhydryl Oxidase 1 (QSOX1), an enzyme important for tumor cell growth, invasion and metastasis.

On September 29, 2020, Axim announced that it has filed a provisional patent for a first-in-class face mask that captures and deactivates SARS-CoV-2, the coronavirus responsible for the ongoing COVID-19 pandemic. Status: Ongoing

On September 30, 2020, Axim announced today that it has filed a provisional patent for a recombinant virus binding protein (VBP) for SARS-CoV-2, the coronavirus responsible for the current COVID-19 pandemic, and is now manufacturing the VBP. The Company no longer needs to rely on outside protein supply to continue our research and can greatly cut down on our manufacturing costs.

Anticipated Expenses

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, and (iv) continued research and development.

Intellectual Property

I. QSOX1-RELATED INVENTIONS.

QSOX1 (Quiescin Sulfhydryl Oxidase 1) is an enzyme that is over-expressed in multiple tumor types. Genetically silencing QSOX1 in tumors slows their growth, migration, invasion and metastasis. Based on these findings, the inventors of the inventions described below tested libraries of chemical compounds for the ability to inhibit QSOX1. Several inhibitors of the QSOX1 enzyme were identified. Initially, SBI-183 was identified and animal studies confirmed its ability to suppress tumor growth. The inventors subsequently developed an entire library of analogs of the parent compound, SBI-183, detailed in several inventions below to identify compounds with greater inhibitory activity. These compounds have the potential to be developed into therapeutic treatments for metastasis and to be used in conjunction with other neoplastic treatments, such as chemotherapy.

Included in the group of QSOX1-related inventions below is the identification of a specific splice variant of QSOX1, identified as QSOX1-L, as a unique Biomarker for the detection of certain tumors overexpressing QSOX1. This biomarker formed the basis for the invention relating to a Rapid Diagnostic Test for certain cancers.

A. Anti-Neoplastic Compounds and Methods Targeting QSOX1

1.US Provisional Patent Application No. 62/218.732 filed on September 15, 2015

PCT Provisional Patent Application W02017048712A1

US Nonprovisional Application No. 15/748,784 filed on January 30, 2018

Notice of Patent Allowance dated September 17, 2020

Title: Anti-Neoplastic Compounds and Methods Targeting QSOX1

Assignee: Mayo Clinic/Arizona State University

Exclusive Licensee: Axim Biotechnologies, Inc.

Compounds and methods involving inhibition of the enzymatic activity of QSOX1. The compounds and methods can be used in treatment of neoplastic cells to suppress tumor growth and invasion in a variety of cancers, including but not limited to myeloma and cancers of the breast, kidney and pancreas. Claims include the compound SBI-183 as a neoplastic agent found to inhibit tumor growth, invasion and suppress metastasis of tumors by inactivating QSOX1.

2.US Provisional Patent Application No. 62/916,065 filed on October 16, 2019

Title: Chemical Compounds that Inhibit QSOX1 for the Treatment of Cancer

Assignees: Arizona State University/Axim Biotechnologies, Inc.

Derivatives of the parent compound SBI-183 have been identified as inhibiting the enzymatic activity of QSOX1. These compounds can be used in treatment of neoplastic cells by suppressing tumor growth and invasion in a variety of cancers that overexpress QSOX1, including but not limited to myeloma and cancers of the breast, kidney and pancreas.

3.US Provisional Patent Application No. 62/916,067 filed October 16, 2019

Title: Anti-Neoplastic Compounds and Methods Targeting QSOX1

Assignees: Arizona State University/Axim Biotechnologies, Inc.

Exclusive Licensee: Axim Biotechnologies, Inc.

Compounds that are structurally distinguishable from the compound, SBI-183 are SPX-013 and SPX-014, and have been identified as inhibiting the enzymatic activity of QSOX1. The compounds and methods can be used in treatment of neoplastic cells by suppressing tumor growth and invasion in a variety of cancers, including but not limited to myeloma and cancers of the breast, kidney and pancreas.

4.US Provisional Patent Application No. 62/944/283 filed December 5, 2019

Title: Anti-Neoplastic Compounds and Methods Targeting QSOX1

Assignees: Arizona State University/Sapphire Biotech, Inc.

Exclusive Licensee: Axim Biotechnologies, Inc.

Compounds that are structurally distinguishable from the SBI-183 have been identified as inhibiting the enzymatic activity of QSOX1. One in particular, SPX-1009, also inhibits tumor cell growth, migration and invasion in vitro and metastasis in a mouse model of triple negative breast cancer. This invention concerns analogs of this lead compound SPX-1009. In in vitro testing, the lead compound SPX-1009 and its analogs have been found to be more potent and to have improved pharmacodynamics in mouse models of cancer.

5.US Provisional Patent Application No. 62959752 filed January 10, 2020

Title: Anti-Neoplastic Compounds and Methods Targeting QSOX1 and Inhibiting Cellular Responses to MET Receptor.

Assignee: Axim Biotechnologies, Inc.

Compounds and methods involving inhibition of the enzymatic activity of QSOX1 and methods of inhibiting cellular responses to the MET receptor signaling are disclosed which include administering any one or more compounds or pharmaceutical compositions. The compounds and methods can be used in treatment of neoplastic cells, for example, to suppress tumor growth and invasion in a variety of cancers, including but not limited to myeloma and cancers of the breast, kidney and pancreas. The uniqueness of the invention relates to the combined inhibition of QSOX1 and cellular responses to the MET receptor signaling.

B. Unique Biomarker QSOX1-L Identified and Rapid Diagnostic for Various Cancers

1.US Provisional Patent Application No. 62/829,556 filed April 4, 2019;

Utility Patent Application No. 16/841,521 filed April 6, 2020

International Patent Application No. PCT/US2020/026936 filed April 6, 2020

Title: Systems and Methods for Rapid Diagnostic for Various Cancers

Assignee: Axim Biotechnologies, Inc.

QSOX1-L, a splice variant of QSOX1, has been identified as a novel biomarker of bladder cancer and possibly other cancers in serum. Proprietary antibodies have been generated that selectively detect only this variant and not others. QSOX1-L has been used to develop a rapid and cost-effective diagnostic test for bladder and possibly other urologic cancers from urine.

II. SARS-CoV-2-RELATED INVENTIONS

A. Rapid Diagnostic Test to Measure Levels of Neutralizing Antibodies to SARS-CoV2

1.US Provisional Application No. 63/023,646 Filed May 12, 2020

Title: Convalescent Plasma Testing and Treatment

Assignee: Axim Biotechnologies, Inc.(Axim) and Arizona State University (ASU) Exclusive Licensee: Axim Biotechnologies, Inc. (ASU’s Interest) Exclusive Licensee: Empowered Diagnostics, Inc. (Axim’s Interest)

The invention refers to a Rapid Test to measure levels of Neutralizing Antibodies to SARS-CoV2. Unlike currently available serological COVID-19 tests that detect an antibody response to the virus, the rapid 10-minute test measures a specific subpopulation of antibodies that block binding of the virus to host cell receptors. In contrast to current tests using live viruses which are time-consuming, expensive and require trained personnel in a tightly controlled laboratory setting to measure neutralizing antibodies, the rapid test is a portable, low cost, rapid point- of-care test that measures levels of neutralizing antibodies in 10 minutes.

B. AlphaLisa assay for high throughput detection of Neutralizing antibodies to SARS-CoV-2

1.US Provisional Application No. 63/060,635 filed August 3, 2020

Title: NeuCovix-HT AlphaLisa assay for high throughput detection of Neutralizing Antibodies to SARS-CoV-2

Assignee: Axim Biotechnologies, Inc. and Arizona State University (ASU) Exclusive Licensee: Axim Biotechnologies, Inc. (ASU’s Interest)

The invention refers to an AlphaLisa assay for high throughput (HT) detection of Neutralizing antibodies to SARS-CoV-2. Included in the claims is the HT diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS-CoV-2, the virus that causes COVID19. Unlike current serology tests for COVID 19 that qualitatively detect antibodies to the virus, the HT test quantitatively measures functional antibodies that block binding of the virus to host cell receptors.

2.US Provisional Application No. 63/061,112 filed August 4, 2020

Assignee: Axim Biotechnologies, Inc. and Arizona State University (ASU)

Exclusive Licensee: Axim Biotechnologies Inc. (ASU’s Interest)

The invention refers to an AlphaLisa assay for high throughput (HT) detection of Neutralizing antibodies to SARS-CoV-2. Unlike current serology tests for COVID 19 that qualitatively detect antibodies to the virus, the HT test quantitatively measures functional antibodies that block binding of the virus to host cell receptors.

C. ACE2

1.US Provisional Application No. 63/081,811 filed September 22, 2020

Title: Super-ACE2 Variants

Assignee: Axim Biotechnologies, Inc.

The invention relates to a new variant recombinant protein of ACE2 identified as ACE2-614-Fc (“Super ACE2”), that is more potent and has a longer shelf life and is more stable than wild type ACE2. Super ACE2 variant can be used in a variety of ways as follows:

1)Development of competitive assays for neutralizing antibodies that disrupt RBD- ACE2 interaction.

2)Direct assays for virus spike antigens. Super ACE2 acts as a very specific antibody to capture Spike proteins through the RBD domain.

3)Cardio-vascular, blood-pressure and related disorders therapeutic and diagnostic.

4)Anything related to the virus capture such as (i) Mask treatments, (ii) Aerosols, (iii) Sprays and drops, (iv) Ointment and dermal applications, (v) Surfaces

D. FACEMASK HAVING ENHANCED INFECTIOUS AGENT CAPTURING AND RELATED METHODS

1.US Provisional Application No. 63/066,104 Filed August 14, 2020

Title: Facemask Having Enhanced Infectious Agent Capturing and Related Methods Assignee: Axim Biotechnologies, Inc.

The invention is a facemask with a filtration material and an infectious agent capture-moiety. Infectious agent capture-moiety refers to any compound or biomolecule that can bind to any infectious agent. The filtration material acts as a scaffold to either directly block or impede the flow-through of the infectious agent or to support the infectious agent capture moiety. The infectious agent capture- moiety then functions to directly block or impede the flow-through of an infectious agent. The infectious agent-capture moiety can aerosolized and sprayed or applied onto pre-treated filtration material and can be specific to capture infectious agents, such as SARS-CoV-2. In such embodiments, the facemasks is capable of providing enhanced protection for the user and to others from SARS-CoV-2.

We have two (2) trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, Axim Biotech,

Trade Secrets

We rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these procedures, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Market, Customers and Distribution Methods

Our focus is on the development of innovative diagnostic and pharmaceutical products focusing on diseases and conditions for which currently there are no known efficient therapeutic ingredients or delivery systems. We plan to be an active player in this field of biosciences with our extensive R&D and pipeline of innovative products.

In August, we signed an exclusive licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC to execute the high-volume production of our rapid point-of-care diagnostic test. AXIM and Empowered have completed the technology transfer and Empowered Diagnostics have built out their production facility to be able to manufacture millions of our neutralizing antibody tests for Covid-19 per month.

Competition

The biotech industries are characterized by rapidly advancing technologies, intense competition, a strong emphasis on proprietary products and intellectual property. While we believe that our scientific knowledge, technology and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing diagnostic tests and therapies and those products currently in development, we will have to compete with new technologies that may become available in the future.

We expect that the market will become increasingly competitive in the future. Many of our competitors, either alone or together with their collaborative partners, operate much larger research and development programs, and have substantially greater commercial and financial resources than we do, as well as significantly greater experience in: developing product candidates and technologies, undertaking preclinical studies and clinical trials, obtaining FDA and other regulatory approvals of product candidates, formulating and manufacturing diagnostic products and drug candidates and launching, marketing and selling these candidates. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in developing, selling and marketing their products.

Source and Availability of Raw Materials

As our scientific team was developing our COVID-19 rapid diagnostic tests and virus-capturing face mask, we were frustrated by the delays and costs caused by lack of supply of a recombinant virus binding protein (VBP) for SARS-CoV-2 that was essential to our testing. To continue our projects as planned and decrease overall costs, AXIM’s team decided to make its own VBP. This now in-house development of the core ingredients needed to manufacture our products allows us to control our supply chain.

Government Regulation

On July 15, 2020, we announced the submission of an Emergency Use Authorization (“EUA”) to the FDA for our rapid diagnostic test kit for the independent detection of neutralizing antibodies in sera of patients who had been exposed to the SARS-CoV-2 virus.

On August 5, 2020, announced the development, patent filing and Emergency Use Approval (EUA) filing of NeuCovix-HT™, a high throughput (HT) patent-pending diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS-CoV-2, the virus that causes COVID-19. Unlike current serology tests for COVID-19 that qualitatively detect antibodies to the virus, NeuCovix-HT™ quantitatively measures functional antibodies that block binding of the virus to host cell receptors.

An EUA would allow us to market and sell the test without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for the test, we will rely on the FDA policies and guidance in connection with the marketing and sale of the test. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of the test could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for the test will remain in place. The termination of an EUA for the test, if granted, could adversely impact our business, financial condition and results of operations.

We may also seek additional EUAs from the FDA for our other product candidates for the detection and/or treatment of COVID-19 and the SARS-CoV-2 virus. If granted, the additional EUAs would allow us to market and sell additional product candidates without the need to pursue the lengthy and expensive drug approval process. There is no guarantee that we will be able to obtain any additional EUAs. Failure to obtain additional EUAs or the termination of such EUAs, if obtained, could adversely impact our business, financial condition and results of operations.

Employees

As of November 13, 2020, we have 4 full-time employees and 1 part-time employee. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended September 30,2020 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the nine months and three months ended September 30, 2020 and 2019.

For the nine months periods ended September 30, 2020 and 2019, our revenues from continuing operations totaled $-0- and $-0-, respectively, our revenues from discontinued operations totaled $7,990 and $455,761, respectively.

	Nine months Period Ended September 30, 2020	Nine months Period Ended September 30, 2019	$ Change	% Change
Research and development	$235,431	$-	$235,431	100.00%
Depreciation	10,497	2,517	7,980	317.04%
Advertising and promotions	432,810	130,262	302,548	232.26%
Travel and entertainment expenses	14,237	66,432	(52,195)	(78.57%)
Office/Other expenses	268,253	96,088	172,165	179.17%
Impairment and amortization	3,158	3,158	-	-
Licenses and permits	59,619	10,674	48,945	458.54%
Legal and other fees	353,986	144,956	209,030	144.20%
Offices salary and wages	315,000	115,500	199,500	172.73%
Consulting fees	148,384	70,000	78,384	111.98%
Compensation costs	414,839	1,592,500	(1,177,661)	(73.95%)
Audit fees	99,203	90,500	8,703	9.62%
Filing fees	7,374	13,442	(6,068)	(45.14%)
Insurance expense	90,889	79,324	11,565	14.58%
Taxes	2,115	-	2,115	100.00%
Directors fees	60,000	125,000	(65,000)	(52%)
Commission fees	172,553	-	172,553	100.00%
Total Operating expenses from continuing operations	$2,688,348	$2,540,353	$147,995	5.83%

Our operating expenses from continuing operations for the nine months periods ended September 30, 2020 and 2019, were $2,688,348 and $2,540,353, respectively. Our operating expenses from discontinued operations for the nine months periods ended September 30, 2020 and 2019, were $1,935,279 and $2,826,413, respectively. The changes for the nine months period ended September 30, 2020, were primarily due to the separation (note 17) and compensation costs. The Company spent more money on advertising and promotion. The Company incurred $3,158 and $3,158 of amortization and impairment expense on intangible assets during the nine months ended September 30, 2020 and 2019, respectively.

For the three months periods ended September 30, 2020 and 2019, our revenues from continuing operations totaled $-0- and $-0-, respectively, our revenues from discontinued operations totaled $-0- and $345,612, respectively.

	Three months Period Ended September 30, 2020	Three months Period Ended September 30, 2019	$ Change	% Change
Research and development	$109,139	$-	$109,139	100.00%
Depreciation	5,372	839	4,533	540.29%
Advertising and promotions	70,324	43,578	26,746	61.38%
Travel and entertainment expenses	195	19,969	(19,774)	(99.02%)
Office/Other expenses	97,419	24,601	72,818	296.00%
Licenses and permits	5,348	3,636	1,712	47.08%
Legal and other fees	117,392	39,184	78,208	199.59%
Offices salary and wages	105,000	30,000	75,000	250.00%
Consulting fees	130,384	22,500	107,884	479.48%
Compensation costs	414,839	227,500	187,339	82.35%
Audit fees	17,500	16,500	1,000	6.06%
Filing fees	2,475	6,884	(4,409)	(64.05%)
Insurance expense	28,723	28,481	242	0.85%
Taxes	2,115	-	2,115	100.00%
Directors fees	20,000	20,000	-	-
Commission fees	172,553	-	172,553	100.00%
Operating expenses from continuing operations	$1,298,778	$483,672	$815,106	168.52%

Our operating expenses from continuing operations for the three months periods ended September 30, 2020 and 2019, were $1,298,778 and $483,672, respectively. Our operating expenses (income) from discontinued operations for the three months periods ended September 30, 2020 and 2019, were $(386,237) and $714,288, respectively. The operating income from discontinued operation was due to credit of research and development. The changes for the three months period ended September 30, 2020, were primarily due to consulting fees, commission fees and compensation costs.

Other (Income) expenses:

Interest receivable for the three and nine months ended September 30, 2020 and 2019, was $(206), $-0-, $(419) and $-0-; respectively.

Income from Impression Healthcare Ltd for the three and nine months ended September 30, 2020 and 2019, was $-0-, $(57,400), $-0- and $(57,400); respectively.

Income granted due to Covid-19 for the three and nine months ended September 30, 2020 and 2019, was $(25,899), $-0-, $(25,899) and $-0-; respectively.

The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0-, $-0-, $135,320 and $190,460 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $(104,705), $(109,040), $273,720 and $190,460 for the nine months ended September 30, 2020 and 2019, respectively.

Our interest expense of continuing operations for the three and nine months ended September 30, 2020 and 2019, was $73,268, $49,304, $179,344 and $147,529; respectively. Our interest expense of discontinued operations for the three and nine months ended September 30, 2020 and 2019, was $-0-, $6,654, $9,076 and $19,746; respectively.

The Company incurred $22,313, $18,870, $63,745 and $56,195 amortization expense on debt discount during the three and nine months ended September 30, 2020 and 2019, respectively.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has working capital of $15,863 and has an accumulated deficit of $39,453,365, has cash used in continuing operating activities of $1,757,737 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Nine months ended September 30, 2020 and 2019

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $1,757,737 and $834,429 respectively for the nine months ended September 30, 2020, as compared to net cash used of $1,047,442 and $2,582,469 for the nine months ended September 30, 2019. The cash used in operating activities is primarily attributable to our net loss from operations of $4,013,324 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the nine months ended September 30, 2020 stock-based compensation was $779,029 and amortization of debt discount was $63,745. For the nine months ended September 30, 2019 these non-cash expenses were stock-based compensation of $1,615,000 and amortization of $56,195. For the nine months ended September 30, 2020 and 2019 the Company recorded increase to accounts payable and accrued expenses $234,364 and $81,810 of continuing operating activities. The Company recorded for the nine months ended September 30, 2020 and 2019 a loss on extinguishment of debt of $923,604 and $0, respectively and unrealized (gain) loss on marketable securities of $104,705 and $(273,720), respectively. The Company recorded for the nine months ended September 30, 2020 and 2019 a realized (gain) loss on marketable securities of $109,040 and $(190,459), respectively.

Net Cash Provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended September 30, 2020 was $6,355 compared to $(177,493) for the same period in 2019 due to $79,814 cash acquired in Sapphire acquisition off set by cash used in equipment purchase for $86,169.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months period ended September 30, 2020, was $3,244,130 including $65,000 used in discontinued financing activities compared to $2,814,208 for the same period in 2019. The Company has successfully raised significant capital in exchange for its common stock for the nine months ended September 30, 2020.

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

Foreign Currency Transactions

Our Foreign currency gain (loss) were $(2,193) and $(1,569) for the three and nine months ended September 30, 2020, and $(1,937) and $(2,688) for the same period in 2019. All Foreign currency gain (loss) were related to discontinued operations.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2020. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2020 and September 30, 2020 the Company issued total 7,494,792 shares valued $1,510,500 pursuant to the Company’s Registration Statement on Form S-3. The Company received $1,510,500 in cash.

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

On August 6, 2020 the Company issued 148,166 and 166,686 S-8 shares valued at $120,000 and $135,000 pursuant to the Company’s Registration Statement on Form S-8 for severance fees.

On August 12, 2020 the Company issued 414,419 restricted shares of its common stock to third party valued at $76,690 pursuant to the stock purchase agreement for certain services, recorded as commission fees.

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

On July 21, 2020 pursuant to the Company’s Amended and Restated Bylaws, the holder of the Company’s Series C Preferred Stock appointed Peter O’Rourke to fill one of the vacant positions on board created by the resignations of Dr. George Anastassov, Lekhram Changoer, and Dr. Philip Van Damme.

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

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of September 30, 2020, the principal balance of this note was $484,478 and $67,608 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2020, this note has not been converted, the principal balance of this note was $1,000,000 and $140,000 in accrued interest.

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The principal amount of $4,000,000 together with interest computed on the basis of 360-day year and compounded semi-annual basis at the rate equal to 3.5% per annum. The interest shall be payable on a semi-annual basis beginning on May 1, 2019 and thereafter on the first day of each May and November until the Maturity Date – November 1, 2021, at which time all principal and interest accrued hereon shall be due and payable. As of September 30, 2020, the principal of secured convertible notes was $4,000,000 and $123,648 accrued interest.

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of September 30, 2020, the principal of secured convertible note was $190,000 and $4,291 accrued interest.

On December 31, 2019, Sapphire Biotech, Inc. entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to the Company in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of September 30, 2020, the principal and accrued interest balances were $324,218 and $14,643, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated True-Up payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permiited to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion, resulting in a loss of $823,497 accounted as loss on debt extinguishment. As of September 30, 2020, the principal and accrued interest balances were $609,835 and $4,210, respectively.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: November 20 2020	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director Principal Executive Officer

Dated: November 20 2020	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer