Form 10-K
period 2020-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2021-04-15
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ to _____________

Commission File Number: 000-54296

AXIM Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4029386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6191 Cornerstone Court, E, Suite 114

San Diego, CA 92121

(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 923-4422

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 based upon the closing price of the common stock as reported by finance.yahoo.com on such date, was approximately $5,861,569. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 13, 2021, there were 128,860,100 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

AXIM BIOTECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

ii

PART I

Item 1. Business

Overview

Axim Biotechnologies, Inc., a Nevada corporation, is a preclinical stage research and development company focused on changing diagnosis and treatment for oncology and SARS-CoV-2, or COVID-19. Axim’s COVID-19 rapid neutralizing antibody test ImmunoPass is the first rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering human host cells. Additionally, the Company is developing rapid diagnostic tests for the early detection of cancer and proprietary small molecules drugs to treat cancer and block metastasis.

We were originally incorporated in the State of Nevada on November 18, 2010, under the name AXIM International, Inc. On July 24, 2014, we changed our name to AXIM Biotechnologies, Inc. to better reflect our business operations. On August 7, 2014, we incorporated a wholly owned Nevada subsidiary named Axim Holdings, Inc. to help facilitate the business operations of the Company.

Our principal executive office is located at 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121. Our telephone number is (858) 923-4422 and our website is www.aximbiotech.com. Unless expressly noted, none of the information on our website is part of this prospectus or any prospectus supplement. Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “AXIM.”

Historical Business Operations

Prior to our acquisition of Sapphire Biotech, Inc. in March 2020, as further discussed below, our business primarily focused on the research, development and production of pharmaceutical, nutraceutical and cosmetic products, genetically controlled botanical products, and extraction and purification of cannabinoids technologies based on our proprietary technologies. Our research and development efforts centered aroud the development of a delivery system for cannabinoids for the treatment of certain conditions and diseases, as well as novel cannabinoid extraction techniques.

On May 11, 2015, we entered into a 50 year, worldwide, exclusive intellectual property licensing agreement with CanChew Biotechnologies, LLC (“CanChew”), pursuant to which, in exchange for 5,826,706 restricted shares of our common stock, we received the right to a royalty fee of approximately 2-3% of all gross proceeds derived from products produced under such agreement.

In October 2017, we formed a wholly owned subsidiary in the Netherlands for purposes of holding pharmaceutical licenses as required by the Netherlands regulations and laws.

On October 16, 2018, we formed a wholly owned disregarded entity, Marina Street, LLC, as part of improvement of internal control over cash management and bank activities.

On June 11, 2019, we entered into an operating agreement as a 1/3 member of KAM Industries, LLC (“Kam”), a Wyoming Limited Company. On June 18, 2019, KAM entered into a Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owned by FarmShare, LLC, with whom KAM contracted to purchase a percentage of the hemp harvest for the 2019 growing season. Pursuant to the agreement, in 2020 we received our 1/3 share of the hemp harvested from the 2019 growing season. The agreement then expires unless renewed for 2020 with an additional payment.

On May 6, 2020, we entered into an agreement by and among the Company, CanChew, CanChew License Company (“CanCo”), Medical Marijuana, Inc., Dr. George A. Anastassov (“Dr. Anastassov”), Dr. Philip A. Van Damme (“Dr. Van Damme”), Lekhram Changoer (“Mr. Changoer”), Sanammad Foundation, Netherlands and Sanammad Foundation, US (collectively, the “Sanammad Parties”), pursuant to which we divested substantially all of our cannabis-related intellectual property and business, including our 100% interest in CanCo and CanChew.

Acquisition of Sapphire Biotech, Inc.

On March 17, 2020, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sapphire and all of its stockholders, pursuant to which, upon closing of the transaction, we: (i) acquired 100% of Sapphire’s outstanding capital, consisting of 100,000,000 shares of common stock and zero shares of preferred Stock; and (ii) assumed all of the outstanding debt of Sapphire. The outstanding debt included two convertible notes in the principal amounts of $310,000 and $190,000, respectfully.

In exchange for 100% of the issued and outstanding shares of Sapphire, we issued and aggregate of 54,000,000 newly issued shares of the common stock of the company to Sapphire’s existing stockholders (the “Share Exchange”). As a result of the Share Exchange, Sapphire became a 100% owned subsidiary of the Company, which on a going forward basis will result in consolidated financial reporting by the Company to include the results of Sapphire.

Our principal corporate headquarters are located at 6191 Cornerstone E. Suite 114, San Diego, CA 92121. Our website address is www.aximbiotech.com. The information contained on, or that can be accessed through, our website is not a part of this prospectus. The trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

Current Operations Following Acquisition of Sapphire

Oncology

AXIM acquired Sapphire in order to develop and commercialize a unique therapeutic approach designed to disrupt cancer growth and block metastatic spread. Prior to our acquisition of Sapphire, it acquired an exclusive license to the technology around SBI-183, an anti-metastatic compound developed by Dr. Douglas Lake at Mayo Clinic and Arizona State University to inhibit QSOX1. Dr. Douglas Lake is a co-founder of Sapphire.

Oncology Strategy

We continue to advance our mission of improving global cancer care through the development of novel therapeutics for controlling metastatic cancer spread, and diagnostics for early cancer detection, response to treatment, and for monitoring post-treatment recurrence. We aspire to be the leader in QSOX1-targeted metastatic cancer therapies, and have undertaken the development of a potent QSOX1 inhibitor to be used as a platform drug for a variety of indications.

We have been investigating the enzyme Quiescin Sulfhydryl Oxidase 1 (“QSOX1”), a master regulator of extracellular matrix remodeling, and its overexpression by tumor cells. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Overexpression of QSOX1 has been unambiguously linked to promoting tumor invasion and metastasis. One of the Company’s co-founders, Dr. Douglas Lake, has discovered that a small molecule SBI-183 inhibited the enzymatic activity of QSOX1, and as a result, suppressed tumor cell invasion in vitro and metastasis of breast tumor cells in vivo. Through our medicinal chemistry efforts, we synthesized multiple structural analogs of SBI-183 and unveiled SPX-1009 as a lead compound that demonstrated ten-fold improvement in suppressing invasion and metastasis in several cancer models.

Through our medicinal chemistry efforts, we have synthesized multiple structural analogs of SBI-183, and we unveiled SPX-1009 as a lead compound that demonstrated ten-fold improvement in suppressing invasion and metastasis in several cancer models.

We believe that our therapeutic drug development strategy targeting the metastatic spread is a unique, novel and pioneering approach to saving lives. Our near-term objective is to demonstrate the ability of our lead anti-QSOX1 drug candidates to suppress tumor growth and metastasis and to advance them into pre-clinical studies.

Additionally, we believe that QSOX1 has a significant potential to be developed into an important biomarker for a cancer test. We currently anticipate that ongoing diagnostic product development in 2021 will result in a commercial prototype in early 2022 of a universal companion diagnostic to measure the efficacy of any ongoing cancer treatments based on measuring QSOX1 levels. Ultimately, we aim to develop a rapid lateral flow blood test that makes possible the early detection of cancer.

We believe that Sapphire is the first to discover the over-expression of QSOX1 as a biomarker for cancer in blood. We have filed a patent application claiming many discoveries related to QSOX1, including a rapid diagnostic test, which we have developed into a lateral flow device capable of measuring levels of QSOX1. Our equivalent of a liquid biopsy test is a non-invasive, rapid blood test that will measure QSOX1 over-expression. Liquid biopsy refers to the process of testing the blood for the presence of a disease biomarker. Most so-called “liquid biopsy” companies test blood for circulating tumor cells (“CTCs”) and DNA sequences. The disease biomarker we test for is an enzyme. We seek to prove that measuring QSOX1 over-expression, even before the tumor is formed, will enable detection of cancer at an earlier stage than liquid biopsy companies whose tests detect the CTC’s and DNA, usually after the tumor is formed and is shedding cells.

On January 13, 2020, Sapphire entered into an agreement with Skysong Innovations, LLC (“Skysong”) for an exclusive license to technology relating to SBI-183, an anti-metastatic compound suppressing tumor cell growth and blocking metastasis. As consideration for the license agreement, the Company agreed to grant Skysong (as licensing agent for Mayo Clinic Ventures and Arizona State University) 80,000 shares of Sapphire, which converted into 4,800,000 shares of Axim Biotechnologies, Inc., upon the merger.

Effective February 7, 2020, Sapphire entered into an Industry Sponsored Research Agreement (“SRA”) to test and confirm the inhibitory activity of SBI-183 and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to our acquisition of Sapphire.

On August 11, 2020, Sapphire was awarded a $395,880 phase I Small Business Innovation Research (“SBIR”) grant by the National Cancer Institute (“NCI”). The 12-month grant supports the continued development of novel small molecules that inhibit the enzymatic activity of QSOX1 based on our lead compound SPX-1009.

Covid-19

As Sapphire is a pioneer in the research and development of diagnostic tools for the early screening of cancer cells, our researchers have been able to quickly adapt our existing research and technology currently under development to create diagnostic tools that screen for COVID-19 neutralizing antibodies. The current need for such an instrument is great, as the pandemic continues to plague the worldwide healthcare landscape.

SARS-CoV-2, the virus responsible for the COVID-19 pandemic has spread at an alarming rate since the first cases were identified in late 2019 in Wuhan, China. The virus can be transmitted from person-to-person in respiratory secretions from symptomatic or asymptomatic individuals. Since the virus was new to the human population and death rates are 10 to 50-fold higher than other respiratory viruses, the pandemic has placed excessive demands on the global healthcare network. Because initially there were no vaccines or effective antiviral therapies that existed for SARS-CoV-2, efforts to combat this pandemic have been challenging.

Polymerase chain reaction (“PCR”) tests that detect active SARS-CoV-2 infection are playing an important role in tracking disease spread, while serological tests that detect antibodies against SARS-CoV-2 are now being used to measure past rates of infection and identify individuals that could be immune to COVID-19. However, not all antibodies are created equal and tests that specifically measure antibodies that neutralize SARS-CoV-2 have not been generally available to healthcare providers or patients.

SARS-CoV-2 neutralizing antibodies block binding and entry of the virus into host cells. It is desirable to have high levels of neutralizing antibodies in convalescent plasma used to treat patients fighting COVID-19 so that those antibodies can block the virus from further infecting the host. However, despite convalescing from the disease, not all individuals make high levels of neutralizing antibodies. Therefore, there is a clinical need to measure levels of neutralizing antibodies in COVID-19 convalescent plasma.

The most widely used antibody tests on the market today do not specifically identify neutralizing antibodies. Instead, they measure a large family of antibodies that bind to various parts of the virus, but that do not necessarily neutralize it. To address this shortcoming, we developed a patent-pending rapid diagnostic test called ImmunoPass, which is specifically focused on measuring the levels of functional neutralizing antibodies that prevent SARS-CoV-2 from attaching to human cells. The test is based on blocking the interaction between human cell receptors and the viral spike protein that mimics the virus neutralization process in the body.

Why ImmunoPass

ImmunoPass is a rapid (10-minute) serological diagnostic test that measures SARS-CoV-2 neutralizing antibodies, or Nabs. ImmunoPass SARS-Cov-2 Neutralizing Antibody (“Nab”) Rapid Test is the first of its kind, and is a rapid lateral flow chromatographic immunoassay intended for the semi-quantitative measurement of neutralizing antibody in human serum or plasma (sodium heparin, potassium and acid dextrose citrate). The ImmunoPass™ SARS-Cov-2 Neutralizing Antibody (NAb) Rapid Test measures NAbs within 10 minutes, unlike traditional tests, which require days. The ImmunoPass™ test kit does not utilize live biological materials and does not require the strict biosafety protocol associated with live virus samples.

Specifically, we envision that our ImmunoPass test may be used for the following:

(i)Measurement of neutralizing antibodies in individuals who have recovered from COVID-19 and/or received a vaccine and to provide an “Immunity Passport” so that they can go back to work and school or participate in social gatherings without risk of infecting others. The primary goal of any vaccine is to induce neutralizing antibody responses that protect vaccine recipients from infection and subsequent disease. As COVID-19 vaccines have now begun rolling out to the general public, we believe immunity monitoring is starting to play a critical role in determining whether the vaccine is effective, for how long, and when it is time for recipients of the vaccine to get a booster shot. Since immunity to the virus is not anticipated to last forever, the immunity monitoring could continue for many years, even after widespread vaccination throughout the world.

Additionally, we believe that measuring neutralizing antibodies in vaccine recipients after vaccination may provide greater insight into how vaccine responses hold up over time. That way, when levels of neutralizing antibodies eventually decrease, vaccine recipients will have a sense of when their neutralizing antibodies are unacceptably low and a revaccination is necessary to continue their protection from COVID-19.

(ii)Screening plasma collected from individuals recovered from COVID-19 so that patients fighting COVID-19 can be treated with plasma containing high levels of Nabs. Additionally, Nabs need to be monitored in patients receiving convalescent plasma so that we learn what is an effective therapeutic dose.

Our test is different from neutralizing antibody tests currently available because:

•It specifically tests for neutralizing antibodies, which are those needed to fight COVID-19 within the body;

•It can quantitatively measure the amount of neutralizing antibodies a person has;

• Patients get their results in just a few minutes; and

•It is portable.

In preclinical research, ImmunoPass has already been proven to work with 97.8% accurately in plasma and serum and can easily be modified to work on any specific strains of COVID-19; accordingly, we believe that newly-discovered strains will not affect its efficacy. ImmunoPass has shown a significantly better statistical correlation with SARS-CoV-2 neutralization assays than the currently available antibody tests. Since the rapid test lends well to conducting live virus-based assays, we believe that it could serve as an effective low-cost alternative to lab-based assays for monitoring large numbers of vaccine recipients for neutralizing antibodies.

As our scientific team was hard at work developing our COVID-19 rapid diagnostic tests we were frustrated by the delays and costs caused by lack of supply of a recombinant virus binding protein (“VBP”) for SARS-CoV-2 were essential to our testing. To continue our projects as planned and decrease overall costs, we decided to make our own VBP, which is even more potent than current outsourced options. Our laboratory tests have proven that SARS-CoV-2 receptor binding domain (“RBD”) spike protein binds with our novel VBP. Initial tests also show that our novel VBP is approximately ten times more potent and stable than other VBP options currently on the market. We now develop these core ingredients needed to manufacture test strips in-house, and believe that moving such production in-house provides us with the potential to derive additional revenue and also allows us to control our supply chain. We have already manufactured enough VBP for millions of rapid diagnostic tests.

In August 2020, we signed an exclusive licensing, manufacturing and distribution agreement with Empowered Diagnostics, LLC (“Empowered”) to execute the high-volume production of our rapid point-of-care diagnostic test. Together with Empowered, we have completed the technology transfer, and Empowered has built out their production facility to enable them to manufacture millions of our tests per month. To date, ImmunoPass has completed two human point-of-care clinical trials and the Company, through its manufacturing partner Empowered Diagnotics, filed for FDA emergency use approval of the device on March 24, 2021. We hope that our test will be the first FDA-approved rapid point-of-care test for neutralizing antibodies.

About Emergency Use Authorizations (EUAs)

The Emergency Use Authorization (“EUA”) authority allows FDA to help strengthen the nation’s public health protections against chemical, biological, radiological, and nuclear threats including infectious diseases, by facilitating the availability and use of medical countermeasures needed during public health emergencies.

Under section 564 of the Federal Food, Drug, and Cosmetic Act, when the Secretary of Health and Human Services (“HHS”) declares that an emergency use authorization is appropriate, FDA may authorize unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions caused by CBRN threat agents when certain criteria are met, including there are no adequate, approved, and available alternatives. The HHS declaration to support such use must be based on one of four types of determinations of threats or potential threats by the Secretary of HHS, Homeland Security, or Defense.

On February 4, 2020, the HHS Secretary determined that there is a public health emergency that has a significant potential to affect national security or the health and security of United States citizens living abroad, and that involves the virus that causes COVID-19.

COVID-19 Emergency Use Authorizations for Medical Devices

In vitro diagnostic (“IVD”) devices are tests performed on samples taken from the human body, such as swabs of mucus from inside the nose or back of the throat, or blood taken from a vein or fingerstick. IVDs can detect diseases or other conditions and can be used to monitor a person’s overall health to help cure, treat, or prevent diseases.

There are several types of SARS-CoV-2 and COVID-19 related IVDs:

•Diagnostic Tests: Tests that detect parts of the SARS-CoV-2 virus and can be used to diagnose infection with the SARS-CoV-2 virus. These include molecular tests and antigen tests.

•Serology/Antibody and Other Adaptive Immune Response Tests: Tests that detect antibodies (for example, IgM, IgG) to the SARS-CoV-2 virus or that measure a different adaptive immune response (such as, T cell immune response) to the SARS-CoV-2 virus. These types of tests cannot be used to diagnose a current infection.

•Tests for Management of COVID-19 Patients: Beyond tests that diagnose or detect SARS-CoV-2 virus or antibodies, there are also tests that are authorized for use in the management of patients with COVID-19, such as to detect biomarkers related to inflammation. Once patients are diagnosed with COVID-19 disease, these additional tests can be used to inform patient management decisions.

On September 16, 2020, we filed an EUA application with the FDA for measuring COVID-19 neutralizing antibodies in plasma and serum through our first-in-class rapid diagnostic test. The Company amended the EUA to include positive results from a Biosafety Level 3 (BSL-3) live virus test that positively correlates the rapid 10-minute lateral flow assay test that accurately detects and measures levels of functional COVID-19 neutralizing antibodies in plasma which the FDA demanded.

On March 24, 2020, our manufacturing partner, Empowered Diagnostics, filed an EUA application with the FDA for measuring COVID-19 neutralizing antibodies in whole blood for a Point-of-Care application of our rapid diagnostic test.

Our COVID-19 related product candidates, including Immunopass, our lateral flow diagnostic test for measuring SARS-CoV-2 neutralizing antibodies, are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability. Additionally, due to the COVID-19 pandemic the FDA is over-run with EUA applications from thousands of biotech and pharmaceutical companies and could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Milestones 2020 to Date

On January 13, 2020, Sapphire entered into an agreement with Skysong for an exclusive license to technology relating to SBI-183, an anti-metastatic compound suppressing tumor cell growth and blocking metastasis.

On February 6, 2020, Sapphire signs an SRA with Arizona State University to conduct in vitro testing and in vivo pre-clinical animal studies re cancer inhibitory agents that will prevent metastases.

On March 18, 2020, we announced the acquisition of Sapphire.

On March 24, 2020, Sapphire announced the completion of in-vitro studies on the new compound, SPX-1009, proving ten-fold greater inhibition of tumor metastasis than parent compound SBI-183 following testing of over 80 analogs.

On March 27, 2020, Sapphire signed an agreement with TD2 to initiate animal studies to evaluate the efficacy of SPX-1009 as an anti-metastatic treatment and to measure levels of QSOX1 as a potential companion diagnostic test.

On July 15, 2020, we announced the development of a rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. Unlike currently available serological COVID-19 tests that detect an antibody response to the virus, our rapid 10-minute test measures a specific subpopulation of antibodies to block binding of the virus to host cell receptors. While there are expensive, time consuming laboratory tests that measure neutralizing antibodies, our test differs in that it is a portable, low cost, rapid point-of-care test with results in 10 minutes. Status: Ongoing

On August 5, 2020, we announced the development, patent filing and EAU filing of NeuCovix-HT™, a high throughput (“HT”) patent-pending diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS-CoV-2, the virus that causes COVID-19. Unlike current serology tests for COVID-19 that qualitatively detect antibodies to the virus, NeuCovix-HT™ quantitatively measures functional antibodies that block binding of the virus to host cell receptors. Status: Ongoing

On August 11, 2020, Sapphire was awarded a $395,880 phase I SBIR grant by the NCI. The grant will support the continued development of novel small molecules that inhibit the enzymatic activity of QSOX1 based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Status: Ongoing

On August 24, 2020, we signed an exclusive limited licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC (“Empowered Diagnostics”) for high volume production of our rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. Status: Ongoing

On September 16, 2020, we filed the EUA application with the FDA for measuring COVID-19 neutralizing antibodies in plasma and serum through its first-in-class rapid diagnostic test. Status: Ongoing

On September 22, 2020, we announced that the United States Patent and Trademark Office (“USPTO”) has issued the Company a new Notice of Allowance for a patent (Application No. 15/748,784) on anti-neoplastic compounds and methods targeting QSOX1, an enzyme important for tumor cell growth, invasion and metastasis.

On September 29, 2020, we announced that we had filed a provisional patent for a first-in-class face mask that captures and deactivates SARS-CoV-2, the coronavirus responsible for the ongoing COVID-19 pandemic. Status: Ongoing

On September 30, 2020, we announced that we had filed a provisional patent for a recombinant VBP for SARS-CoV-2, the coronavirus responsible for the current COVID-19 pandemic, and are now manufacturing the VBP. As a result, we no longer need to rely on outside protein supply to continue our research and can greatly cut down on our manufacturing costs.

On December 3, 2020, we announced the development and patent filing for an enzyme-linked immunosorbent assay (“ELISA”)-based diagnostic test for the detection of SARS‐CoV-2 neutralizing antibodies. Status: Ongoing

On February 3, 2021, we announced the initiation of clinical trials for ImmunoPass, our rapid point-of-care test that semi-quantitatively measures levels of neutralizing antibodies to COVID-19. Status: Ongoing

On March 8, 2021, we announced that we had successfully completed point-of-care clinical trials on our much awaited ImmunoPass rapid test that semi-quantitatively measures levels of COVID-19 neutralizing antibodies to help understand COVID-19 immunity, validate vaccine’s effectiveness and estimate how long the vaccine will be effective in patients.

On March 24, 2021, the Company, through Empowered Diagnostics, filed an EAU application with the FDA for measuring COVID-19 neutralizing antibodies in whole blood for a Point-of-Care rapid diagnostic test. Status: Ongoing

Anticipated Expenses

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

Patent US 10,894,034 B2 Issued January 19, 2021

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

a. Continuation US Patent Application 17/124/242 filed on December 16, 2020

Title: Anti-Neoplastic Compounds and Methods Targeting QSOX1

Assignee: Mayo Clinic/Arizona State University

Exclusive Licensee: Axim Biotechnologies, Inc.

Compounds and methods involving inhibition of the enzymatic activity of QSOX1. The compounds and methods can be used in treatment of neoplastic cells, for example, to suppress tumor growth and invasion in a variety of cancers, including but not limited to myeloma and cancers of the breast, kidney, and pancreas.

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

Assignee: Axim Biotechnologies, Inc. (Axim) and Arizona State University (ASU)

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

2. US Provisional Application No. 63/144,454 Filed February 1, 2021; US Provisional Application No. 63/152,774 Filed February 23, 2021

Title: Rapid LFA Diagnostic Test to Measure Levels of Neutralizing Antibodies to SARS- CoV-2 from Whole Blood

Assignee: Axim Biotechnologies, Inc.

Exclusive Licensee: Empowered Diagnostics, Inc.

The invention methods and test kits can be used with any sample in which the presence, absence and/or quantity of neutralizing antibodies (nAbs) to SARS-CoV-2 is desired to be determined, such as for example, serum, plasma, whole blood, saliva, mucous, and other biological fluids. In a particular embodiment, the invention methods and/or kits are used with whole blood.

B. AlphaLisa Assay for High Throughput Detection of Neutralizing Antibodies to SARS-CoV2

1.US Provisional Application No. 63/060,635 filed August 3, 2020; US Provisional Application No. 63/061,112 filed August 4, 2020

Title: NeuCovix-HT AlphaLisa assay for high throughput detection of Neutralizing Antibodies to SARS-CoV-2

Assignee: Axim Biotechnologies, Inc. and Arizona State University (ASU)

Exclusive Licensee: Axim Biotechnologies, Inc. (ASU’s Interest)

The invention refers to an AlphaLisa assay for high throughput (HT) detection of Neutralizing antibodies to SARS-CoV-2. Included in the claims is the HT diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS- CoV-2, the virus that causes COVID19. Unlike current serology tests for COVID 19 that qualitatively detect antibodies to the virus, the HT test quantitatively measures functional antibodies that block binding of the virus to host cell receptors.

C. Direct Competitive ELISA for the Detection of SARS-Cov2 Neutralizing Antibodies

1. US Provisional Application No. 63/152,807 filed February 23, 2021

Title: Direct Competitive ELISA for the Detection of SARS-CoV2 Neutralizing Antibodies

Assignee: Axim Biotechnologies, Inc.

The invention relates to a method for rapid detection of SARS-CoV2 Neutralizing Antibodies in one of the following test samples: human or animal serum, plasma, saliva, tear, sweat, exhaled breath condensate. The test sample is mixed with an ACE2 label detection reagent. The sample mixture is incubated, and the quantity of ACE2 label detection reagent bound to the RBD molecules indicates the quantity of SARs-Co2 Neutralizing Antibodies.

D.ACE2 Variants

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

4)Anything related to the virus capture such as (i) Mask treatments, (ii) Aerosols, (iii) Sprays and drops, (iv) Ointment and dermal applications, (v) Surfaces

E. Facemask Having Enhanced Infectious Agent Capturing and Related Methods

1.US Provisional Application No. 63/066,104 filed August 14, 2020

Title: Facemask Having Enhanced Infectious Agent Capturing and Related Methods

Assignee: Axim Biotechnologies, Inc.

The invention is a facemask with a filtration material and an infectious agent capture-moiety. Infectious agent capture-moiety refers to any compound or biomolecule that can bind to any infectious agent. The filtration material acts as a scaffold to either directly block or impede the flow-through of the infectious agent or to support the infectious agent capture moiety. The infectious agent capture- moiety then functions to directly block or impede the flow-through of an infectious agent. The infectious agent-capture moiety can aerosolized and sprayed or applied onto pre-treated filtration material and can be specific to capture infectious agents, such as SARS-CoV-2. In such embodiments, the facemasks is capable of providing enhanced protection for the user and to others from SARS-Co

III. CANNABINOIDS

A.Polyfunctional Cannabinoids

1. US Provisional Patent Application No 3/014,471 filed April 23, 2020

Title: Polyfunctional Cannabinoids

Assignee: Axim Biotechnologies, Inc.

The invention relates to cannabinoid constructs that may produce more potent response than individual cannabinoid molecules with the additional benefit of being more water- soluble and bioavailable.

IV.TRADEMARK APPLICATIONS

We have two (2) trademark applications some of which are registered trademarks, received Notices of Allowance, or are pending in front of the United States Patent and Trademark Office: Axim, Axim Biotech, Immunity Passport.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products.

We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we or our collaborators may develop based on the use of our technologies.

While we believe that the potential advantages of our new technologies will enable us to compete effectively against other providers of technology for Covid-19 Nab product development and manufacturing, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through arrangements with large and established companies, and this may reduce the value of our technologies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

Source and Availability of Raw Materials

We currently manufacture the majority of our preclinical and Covid-19 testing materials in-house, and use contract manufacturers for the manufacture of some of our product candidates. We may or may not manufacture the products we develop, if any. Our internal manufacturing and contract manufacturers are subject to extensive governmental regulation.

Government Regulation

Government authorities in the U.S. (including federal, state and local authorities) and in other countries extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, export and import of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable regulatory requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

•completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations. Preclinical testing generally includes evaluation of our product candidates in the laboratory or in animals to characterize the product and determine safety and efficacy;

•submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;

•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•submission to the FDA of a Biologics License Application (“BLA”) or an NDA after completion of all pivotal clinical trials;

•a determination by the FDA within 60 days of its receipt of a BLA or an NDA to file the BLA or NDA for review;

•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with cGMP regulations;

•satisfactory completion of an FDA pre-approval inspection of one or more of the clinical sites at which the clinical trials were conducted;

•at the discretion of the FDA, a public Advisory Committee Meeting where the data is reviewed by experts who discuss the data and give their opinion (which the FDA is not obliged to follow) of the adequacy of the data to support an approval; and

•FDA review and approval of a BLA or an NDA prior to any commercial marketing or sale of the drug in the U.S.

We rely, and expect to continue to rely, on third parties for the production, distribution, shipping and storage of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA or NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

Europe/Rest of World Government Regulations

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the NDA in the U.S. is similar to that required in Europe, with the exception of, among other things, country-specific document requirements. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Environmental Matters

No significant pollution or other types of hazardous emission result from our current operations, and we do not anticipate that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not been material. Furthermore, compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. However, we will continue to monitor emerging developments in this area.

Employees

As of March 31, 2021, we have five full-time employees and three part-time employees. We also allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions.. Management believes that we have a good relationships with our employees.

Company Website

We maintain a corporate Internet website at: www.aximbiotech.com. The contents of our website are not incorporated in or otherwise to be regarded as part of this prospectus.

We file reports with the Securities and Exchange Commission (“SEC”), which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, “Section 16” filings on Form 3, Form 4, and Form 5, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this prospectus, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission.

•We are a pre-clinical stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market any of our product candidates or generate product related revenues.

• •We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

•We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

•We are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

•The regulatory approval processes of the FDA, and comparable foreign authorities are lengthy, time consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

•We may expend our limited resources to pursue a particular product, product candidate or indication, and may fail to capitalize on products, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

•We may not be able to manufacture our products or product candidates in commercial quantities, which would prevent us from commercializing our products and product candidates.

•With respect to SPX-009 and any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

•Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

•Our commercial success depends upon us attaining significant market acceptance of our product candidates, if approved for sale, among physicians, patients, healthcare payors and major operators of cancer and other clinics.

•Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

•Price controls may be imposed, which may adversely affect our future profitability.

•Our collaborations depend upon the efforts of third parties to fund and manage the development of many of our potential product candidates, and failure of those third-party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.

•If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

•We will need to increase the size of our company and may not effectively manage our growth.

•Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

•There can be no assurance that the product candidates we are developing for measuring neutralizing COVID-19 antibodies will be granted an Emergency Use Authorization by the FDA. If no Emergency Use Authorization is granted or, once granted, it is terminated, we will be unable to sell our product candidates in the near future and will be required to pursue the medical devise approval process, which is lengthy and expensive.

•Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•We may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

•We have acquired, and may in the future acquire, assets, businesses and technologies as part of our business strategy. If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

•Any acquisitions we make could disrupt our business and seriously harm our financial condition.

•Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated or circumvented, our business will be adversely affected.

•If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

•Claims that we infringe upon the rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

•If we breach any of the agreements under which we license commercialization rights to our product candidates from third parties, we could lose license rights that are important to our business.

•From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.

•The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

•We have never paid cash dividends and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

•We have issued preferred stock with designations, rights and preferences that are superior to that of our common stock, and we may issue additional shares of preferred stock in the future.

Risks Related to Our Financial Position and Capital Requirements

We are a pre-clinical stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market any of our product candidates or generate product related revenues.

We are primarily a pre-clinical stage biotechnology company that began operating in 2010, but did not commence research and development activities with respect to our current business segments until in 2019. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that any of our product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our oncology related product candidates in development, including but not limited to SXP-009, to be commercially available for a few years, if ever. Additionally, our COVID-19 related product candidates, including our lateral flow diagnostic test for SARS-CoV-2 neutralizing antibodies, are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

We do not have any products that are approved for commercial sale, and do not expect to generate any revenues from product sales from most of our product candidates in the foreseeable future, if ever.

In May 2020, we divested substantially all of our cannabis-related business, which was our sole source of revenues during recent years. We have not generated any revenue from product sales related to our continuing operations to date, and, with the potential exception of our COVID-19 related product candidates, do not expect to generate any such revenues for at least the next several years, if ever. Although we hope to obtain regulatory approval for our COVID-19 rapid point-of-care diagnostic test in the near term, which would allow us to commence the manufacturing and sale of our tests, no assurances can be provided that we will obtain regulatory approval in the near term, if ever. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, and manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2020 and 2019, we had an accumulated deficit related to our continuing operations of $41,849,922 and $35,440,042, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance SPX-009 and our other product candidates, including our COVID-19 related product candidates, into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our COVID-19 related product candidates, to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance SPX-009 into preclinical development activities, (iv) continue to identify and advance other preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries’, including Sapphire’s, pre-clinical development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.

As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise additional capital, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the years ended December 31, 2020 and 2019 included a “going concern” explanatory paragraph indicating that our recurring losses from operations, negative working capital, recurring negative cash flows from operations and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

We cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future capital requirements will depend on many factors, including:

•the progress of the development of SPX-009 and our COVID-19 product candidates;

•the number of product candidates we pursue;

•the time and costs involved in obtaining regulatory approvals;

•the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•our plans to establish sales, marketing and/or manufacturing capabilities;

•the effect of competing technological and market developments;

•the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•general market conditions for offerings from biopharmaceutical companies;

•our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•our obligations under our debt arrangements;

•the time and costs involved in defending and enforcing our rights in various litigation matters;

•the effect of the COVID-19 pandemic; and

•our revenues, if any, from successful development and commercialization of our product candidates.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, joint ventures, public or private equity or debt financing, asset sales, government grants or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.

Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Risks Related to Our Business and Industry

Our business may be subject to risks arising from pandemic, epidemic, or an outbreak of diseases, such as the outbreak of COVID-19.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected.

COVID-19 has spread worldwide and has resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have impacted, and may further impact, our workforce and operations, the operations of our partners, and those of our suppliers. Our critical business operations, including our headquarters, are located in regions which have been impacted by COVID-19. Our suppliers and partners have also been affected and may continue to be affected by COVID-19 related restrictions and closures.

The spread of COVID-19 has caused us to modify our business practices as we comply with state mandated requirements for safety in the workplace to ensure the health, safety and well-being of our employees. These measures include personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in our facilities, as well as modifying our policies on employee travel and the cancellation of physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, partners and suppliers. However, we have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital, which could negatively affect our liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the actions to contain the disease or treat its impact, further related restrictions on travel, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition or liquidity for fiscal year 2021.

We are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As a pre-clinical stage biotechnology company that has recently made significant changes to its operations, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently do not generate revenues from sales of any products, and we may not be able to develop or commercialize our product candidates.

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

•seeking and obtaining intellectual property and/or proprietary rights to our technology and/or the technology of others;

•identifying, developing, manufacturing and commercializing product candidates;

•entering into successful licensing and other arrangements with product development partners;

•participating in regulatory approval processes;

•formulating and manufacturing products; and

•conducting sales and marketing activities.

Each of our product candidates will require additional preclinical or clinical development; management of preclinical, clinical and manufacturing activities; regulatory approval in multiple jurisdictions; obtaining manufacturing supply; building of a commercial organization; and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the U.S. Food and Drug Administration (the “FDA”), or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, certain of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA, or certain other foreign regulatory agencies before we may commercialize our product candidates.

There can be no assurance that the product candidates we and our partners are developing for the detection of COVID-19 neutralizing antibodies will be granted an Emergency Use Authorization by the FDA. If no Emergency Use Authorization is granted or, once granted, it is terminated, we will be unable to sell our product candidates in the near future and will be required to pursue the drug approval process, which is lengthy and expensive.

On September 15, 2020, we announced the initial submission of an Emergency Use Authorization (“EUA”) to the FDA for our lateral flow diagnostic test kit for the detection of neutralizing antibodies in sera/plasma of patients who had previously had the SARS-CoV-2 virus. On December 15, 2020, we announced the submission of an amendment of the original EUA with additional testing data for our rapid diagnostic test.

On March 24, 2021, our manufacturing partner Empowered Diagnostics announced the initial submission of an EUA to the FDA for Immunopass, our rapid point-of-care lateral flow diagnostic test kit for the detection of neutralizing antibodies in whole blood of patients.

The EUA’s, if approved, would allow us to market and sell our tests without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for our tests, we will rely on the FDA policies and guidance in connection with the marketing and sale of the tests. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of the tests could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for our tests will remain in place. If an EUA for our tests is granted but subsequently terminated, such termination, could adversely impact our business, financial condition and results of operations.

We may also seek additional EUAs from the FDA for our other product candidates for the detection of antibodies and/or treatment of COVID-19 and the SARS-CoV-2 virus. If granted, the additional EUAs would allow us to market and sell additional product candidates without the need to pursue the lengthy and expensive drug approval process. There is no guarantee that we will be able to obtain any additional EUAs. Failure to obtain additional EUAs or the termination of such EUAs, if obtained, could adversely impact our business, financial condition and results of operations.

Due to COVID-19, the FDA is over-run with EUA applications from thousands of biotech and pharmaceutical companies, which could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval from the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates, including both our cancer and COVID-19 related product candidates, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

We may fail to receive regulatory approval for our product candidates for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•the results of clinical trials may not meet the level of statistical significance required for approval by the FDA or comparable foreign regulatory authorities;

•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (“NDA”), a marketing authorization application (“MAA”) or other submission or to obtain regulatory approval in the U.S., or elsewhere;

•the data obtained from studies in one jurisdiction, such as the United States, may not be accepted by regulatory authorities in other jurisdictions, and certain jurisdictions may require data from studies conducted in their country in order to obtain regulatory approval;

•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

Our product candidates may not receive regulatory approval even if our clinical trials are successful. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in some instances, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

With respect to SPX-009 and any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any FDA approval for SPX-009 and any other regulatory approvals that we may receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase I, II, II and IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. The future discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•fines, warning letters or holds on clinical trials;

•refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•product seizure or detention, or refusal to permit the import or export of products; and

•injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (the “PTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our approach to the discovery and development of product candidates that target neutralizing antibodies (“Nabs”) is unproven, and we do not know whether we will be able to develop any products of commercial value.

Diagnostic products targeting Nabs are emerging technologies and, consequently, it is conceivable that such technologies may ultimately fail to identify commercially viable products to treat human patients. Due to the unproven nature of Nabs, significant further research and development activities will be required. We may incur substantial costs in connection with such research and development activities and there is no guarantee that these activities will lead to the identification of commercially viable products.

We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on products, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We are currently advancing product candidates for both cancer and COVID-19. Simultaneously advancing more than one product candidates creates a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, causing material harm to our business. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

If, due to our limited resources and access to capital, we prioritize development of certain product candidates that ultimately prove to be unsuccessful, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if we receive marketing approval for one or more of our product candidates, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw approvals of such products;

•regulatory authorities may require additional warnings on the label;

•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate or for particular indications of a product candidate, if approved, and could significantly harm our business, results of operations and prospects.

We will rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party contract research organizations (“CROs”) to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current good clinical practices (“cGCP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development.

Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications or may not approve our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices (“cGMP”) regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

We currently manufacture some of our preclinical materials in-house. In addition, we may enter into collaboration and license agreements with certain collaborators, pursuant to which we may, among other things, agree to carry out manufacturing of our collaborators’ material and product candidates. However, we only recently began manufacturing such materials and do not have significant prior experience manufacturing preclinical or product candidates. Before we can begin commercial manufacture of our or any potential collaborators’ materials or product candidates, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities.

Due to the complexity of the processes used to manufacture our product candidates and our potential collaborators’ product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost-effective manner. For the same reason, any potential third-party manufacturer of our product candidates may be unable to comply with cGMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.

If we, or third-party manufacturers with whom we contract, are unable to comply with manufacturing regulations, we may be subject to delay of approval of our product candidates, warning or untitled letters, fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, which include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third-party manufacturers we may contract with may not perform as agreed or may terminate their agreements with us. Any of these factors could cause us to delay or suspend any future clinical trials, regulatory submissions, required approvals or commercialization of one or more of our drug candidates, entail higher costs and result in our being unable to effectively commercialize products.

Material necessary to manufacture product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of product candidates.

There are a limited number of suppliers for raw materials that we use to manufacture our products and product candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by us. We typically do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to obtain or replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We may not be able to manufacture our products or product candidates in commercial quantities, which would prevent us from commercializing our products and product candidates.

We are largely dependent on our third-party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our products and product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our products and product candidates. We expect our third-party manufacturers are capable of providing sufficient quantities of our products and product candidates to meet anticipated clinical and full-scale commercial demands; however, if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers or face potential delays or shortages. While we believe that there are other contract manufacturers with the technical capabilities to manufacture our products and product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

If we are unable to successfully commercialize our products, our business, financial condition and results of operations will be materially and adversely affected.

We currently have no sales and marketing organization. We currently anticipate that, if our product candidates receive regulatory approval, we may rely on third parties to sell our product candidates in the U.S. and/or in international markets. If we enter into arrangements with third parties to sell and market our products, we would likely receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring the activities of our third-party sales and marketing partners, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with third parties to sell our product candidates, we may not be able to successfully commercialize our product candidates, which would negatively impact our ability to generate revenue. In the event that we elect to market our own products, we will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel.

Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we intend to develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our product pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. Failure of this strategy would impair our ability to grow.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

•disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•higher than expected acquisition and integration costs;

•difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

•increased amortization expenses;

•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;

•impairment of our ability to obtain intellectual property rights or rights to commercialize additional product candidates, or increased cost to obtain such rights;

•inability to motivate key employees of any acquired businesses; and

•assumption of known and unknown liabilities.

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

Our commercial success depends upon us attaining significant market acceptance of our product candidates, if approved for sale, among physicians, patients, healthcare payors and major operators of cancer and other clinics.

Even if we obtain regulatory approval for our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•the efficacy and safety as demonstrated in clinical trials;

•the timing of market introduction of such product candidate as well as competitive products;

•the clinical indications for which the product candidate is approved;

•acceptance by physicians, major operators of cancer clinics and patients of the product candidate as a safe and effective treatment;

•the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

•the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•the product labeling or product insert required by the FDA or regulatory authority in other countries;

•the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•the prevalence and severity of adverse side effects; and

•the effectiveness of our sales and marketing efforts.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

If we cannot compete successfully against other biotechnology and pharmaceutical companies, we may not be successful in developing and commercializing our technology and our business will suffer.

The biotechnology and pharmaceutical industries are characterized by intense competition and rapid technological advances, both in the U.S. and internationally. In addition, the competition in the COVID-19 diagnostics and oncology markets, and other relevant markets, is intense. Even if we are able to develop our product candidates, each will compete with a number of existing and future product candidates developed, manufactured and marketed by others. Specifically, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have validated technologies with products already FDA-approved or in various stages of development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•developing product candidates and technologies generally;

•undertaking preclinical testing and clinical trials;

•obtaining FDA and other regulatory approvals of product candidates;

•formulating and manufacturing product candidates; and

•launching, marketing and selling product candidates.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage pharmaceutical companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than any drug candidate that we are currently developing or that we may develop. If approved, our product candidates will face competition from commercially available drugs as well as drugs that are in the development pipelines of our competitors and later enter the market.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business. If our technologies fail to compete effectively against third party technologies, our business will be adversely impacted.

We expect that our ability to compete effectively will depend upon our ability to:

•successfully and efficiently complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

•obtain and maintain a proprietary position for our products and manufacturing processes and other related product technology;

•attract and retain key personnel;

•develop relationships with physicians prescribing these products; and

•build an adequate sales and marketing infrastructure for our product candidates.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our product candidates, if approved, are competitive with other products.

Price controls may be imposed, which may adversely affect our future profitability.

In some countries, including member states of the European Union (the “EU”), the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates, if approved, and could diminish our ability to establish what we believe is a fair price for our products, ultimately diminishing our revenue for our products if they are approved.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

In both the U.S. and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under the Medicare program in the U.S. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Law”), was enacted. The Healthcare Reform Law substantially changed the way healthcare is financed by both governmental and private insurers. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there have been public announcements by members of the U.S. Congress regarding their plans to repeal and replace the Healthcare Reform Law and Medicare, and the Biden administration has announced plans to amend and expand the scope of the Healthcare Reform Law. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal, replacement or expansion of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any product candidates for which we may obtain regulatory approval, as well as our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our long-term drug development strategy.

As one of the key elements of our clinical development strategy in the cancer space, we seek to identify patients within a disease category or indication who may derive selective and meaningful benefit from the product candidates we are developing. As such, we plan to develop, or partner with third parties to develop, companion diagnostics to help us to more accurately identify patients within a particular category or indication, both during our clinical trials and in connection with the commercialization of certain of our product candidates.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, any diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. In such instances, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

From time to time we may engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements in a timely manner or at all, our efforts to develop and/or commercialize our product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.

We may not be successful in entering into additional collaborations as a result of many factors, including the following:

•competition in seeking appropriate collaborators;

•a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;

•inability to negotiate collaborations on acceptable terms;

•inability to negotiate collaborations on a timely basis;

•a potential collaborator’s evaluation of our product or product candidates;

•a potential collaborator’s resources and expertise; and

•restrictions due to an existing collaboration agreement.

If we are unable to enter into collaborations, we may have to curtail the commercialization or the development of any product candidate on which we are seeking to collaborate, reduce or delay its development program or those for other of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to develop or commercialize our product candidates.

Even if we enter into collaboration agreements and strategic partnerships or license our intellectual property, we may not be able to maintain them or they may be unsuccessful, which could delay our timelines or otherwise adversely affect our business.

We, as well as any collaborators or licensees of our technologies and services, will not be able to commercialize our product candidates if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans.

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and have an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We, as well as any licensees and collaborators, may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our technologies, including the following:

•Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we, our licensees or our collaborators expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the product candidate produced an otherwise favorable response in human subjects.

•Initial clinical results may not be supported by further or more extensive clinical trials. For example, we or a licensee may obtain data that suggest a desirable response from a product candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of response may not occur. If the response generated by a product candidate is too low or occurs in too few treated individuals, then the product candidate will have no commercial value.

•Enrollment in any of our or any of our licensees’ or collaborators’ clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.

•We, our licensees or our collaborators might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any product candidate is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.

•Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.

•Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

•The effects of our technology-derived or technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.

Significant clinical trial delays could allow our competitors to bring products to market before we, any of our licensees or our collaborators do and impair our ability to commercialize our technologies and product candidates based on our technologies. Poor clinical trial results or delays may make it impossible to license a product candidate or so reduce its attractiveness to prospective licensees that we will be unable to successfully develop and commercialize such a product candidate.

Because our development activities are expected to rely heavily on sensitive and personal information, an area which is highly regulated by privacy laws, we may not be able to generate, maintain or access essential patient samples or data to continue our research and development efforts in the future on reasonable terms and conditions, which may adversely affect our business.

Although we are not subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as we are neither a Covered Entity nor Business Associate (as defined in HIPAA and the Health Information Technology and Clinical Health Act (the “HITECH Act”), we may have access to very sensitive data regarding patients whose tissue samples are used in our studies. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. For instance, the rules promulgated by the Department of Health and Human Services under HIPAA create national standards to protect patients’ medical records and other personal information in the U.S. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity and could harm our ability to initiate and complete clinical trials required to support regulatory applications for our product candidates. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections.

California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and beginning July 1, 2020, the California Attorney General may bring enforcement actions for violations. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CCPA may increase our company`s compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR strengthened data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information, including the right to access, correct and delete their data. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, the United Kingdom’s exit from the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear and may adversely affect our ability to achieve profitability or maintain profitably in the future.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. We do not currently maintain hazardous materials insurance coverage. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially harm our business.

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital and our ability to implement our overall business strategy. In addition, our CMO operations will depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our development and manufacturing facilities. The facilities are located in a growing biotechnology hub and competition for skilled workers will continue to increase as the industry undergoes further growth in the area.

We are highly dependent on key members of our management and scientific staff, especially John W. Huemoeller II., Chairman of the Board, Chief Executive Officer and President, Catalina Valencia, Sapphire’s Chief Executive and Sergei Svarovsky, our Chief Science Officer. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. The loss of any of our executive officers, key employees or key consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, and potentially harm our business, financial condition and prospects. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, comply with laws and regulations (including, but not limited to the Foreign Corrupt Practices Act of 1977, as amended, 15 U.S.C. §§ 78dd-1 (“FCPA”)) and internal policies restricting payments to government agencies and representatives, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•HIPAA, as amended by the HITECH Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk for the commercialization of any products, including SPX-009. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for our product candidates or products that we may develop;

•injury to our reputation;

•withdrawal of clinical trial participants;

•initiation of investigations by regulators;

•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;

•costs to defend the related litigation;

•a diversion of management’s time and our resources;

•substantial monetary awards to trial participants or patients;

•product recalls, withdrawals or labeling, marketing or promotional restrictions;

•loss of revenues from product sales; and

•the inability to commercialize our product candidates.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance and errors and omissions insurance that we believe is appropriate for our company. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have insufficient or no coverage. If we have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, we may not have, or be able to obtain, sufficient capital to pay such amounts. In addition, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost. We also may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Consequently, a product liability claim may result in losses that could be material to our business, financial condition and results of operations.

We will need to increase the size of our company and may not effectively manage our growth.

Our success will depend upon growing our business and our employee base. Over the next 12 months, we plan to add additional employees to assist us with research and development and our commercialization efforts. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is risky and uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for companies in the pharmaceutical industry to suffer significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

This drug candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early and late-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late-stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives.

In the event we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in some cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival or complete response rate, the FDA may refuse to approve a NDA, Biologics License Application or other application for marketing based on such pivotal trial. The FDA may require additional clinical trials as a condition for approving our product candidates.

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim “top-line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and dosing continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business, financial condition and results of operations.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. Data disclosures must be carefully managed to conform to limitations on preapproval promotion and laws related to clinical trial registration and posting of results. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition and results of operations.

Any disruption in our research and development facilities could adversely affect our business, financial condition and results of operations.

Our principal executive offices, which house our research and development programs, are in San Diego, California. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fires, floods and similar events. If our facilities are affected by a natural or man-made disaster, we may be forced to curtail our operations and/or rely on third-parties to perform some or all of our research and development activities. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In the future, we may choose to expand our operations in either our existing facilities or in new facilities. If we expand our worldwide manufacturing locations, there can be no assurance that this expansion will occur without implementation difficulties, or at all.

Effective February 6, 2021, the health officer of San Diego County, where our principal executive offices are located, issued an updated shelter-in-place order, ordering, among other things, that all individuals living in the County of San Diego to remain in their homes or at their place of residence for an indefinite period of time (subject to certain exceptions for essential businesses and to facilitate authorized necessary activities and reopened businesses) to mitigate the impact of the COVID-19 pandemic. The order is scheduled to continue until further notice from the health officer of San Diego County. In addition, in mid-March 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities, and subject to certain variances approved by the California Department of Public Health on a county-by-county basis) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of essential critical infrastructure sectors and additional sectors as the State Public Health Officer may designate as critical to protect health and well-being of all Californians. In May 2020, the Governor of California issued an executive order that informed local health jurisdictions and industry sectors that they may gradually reopen under new modifications and guidance provided by the state of California. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the executive orders, San Diego County, where our principal executive offices are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If the operations in our principal executive offices or other facilities are deemed non-essential, we may not be able to operate for the duration of any shelter-in-place order, which could negatively impact our business, operating results and financial condition.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity attacks or hacking, natural disasters, terrorism, war and telecommunication and electrical failures. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance, and the reliance of our CROs, contractors and consultants reliance, on internet technology and the number of our employees, and employees of our CROs, contractors and consultants, who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters, or from some other matter, that claim could have a material adverse effect on our results of operations.

Further, a cybersecurity attack, data breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, threats, malicious software, ransom ware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. If we are unable to prevent such cybersecurity attacks, data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits in various jurisdictions. We regularly assess all of these matters to determine the adequacy of its tax provision, which is subject to significant discretion.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), new regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expanded federal regulation of corporate governance matters and imposes requirements on public companies to, among other things, provides stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others have been and will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and, accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act, including § 619 (12 U.S.C. § 1851) known as the Volcker Rule and various swaps and derivatives regulations, the authority of the Federal Reserve and the Financial Stability Oversight Council, and renewed proposals to separate banks’ commercial and investment banking activities.

These new or changed laws, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If the actions we take in our efforts to comply with new or changed laws, regulations and standards differ from the actions intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

Risks Related to Acquisitions

We have acquired, and may in the future acquire, assets, businesses and technologies as part of our business strategy. If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including without limitation:

•difficulties in identifying and acquiring products, technologies, proprietary rights or businesses that will help our business;

•difficulties in integrating operations, technologies, services, and personnel;

•diversion of financial and managerial resources from existing operations;

•the risk of entering new development activities and markets in which we have little to no experience;

•risks related to the assumption of known and unknown liabilities;

•risks related to our ability to raise sufficient capital to fund additional operating activities; and

•the issuance of our securities as partial or full payment for any acquisitions and investments could result in material dilution to our existing stockholders.

As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We have in the past made (and may, from time to time, consider) acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the U.S. or abroad.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to prevent third parties from infringing on our proprietary rights, exclude others from using our technology and to operate without infringing upon the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by maintaining trade secrets and by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The first of the patent applications related to our ongoing business operations was issued in 2020, and we continue to file additional patent applications for our product candidates and technology.

We have commenced generating a patent portfolio to protect each product candidate in our pipeline. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and therefore we cannot predict with certainty whether any patent applications that we have filed or that we may file in the future will be approved, will cover our products or product candidates or that any resulting patents will be enforced. In addition, third parties may challenge, seek to invalidate, limit the scope of or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties or joint venture or development partners may not provide any protection against competitors. Any patent applications that we have filed or that we may file in the future, or those we may license from third parties or joint venture or development partners, may not result in patents being issued. Moreover, disputes between our licensing or joint development partners and us may arise over license scope, or ownership, assignment, inventorship and/or rights to use or commercialize patent or other proprietary rights, which may adversely impact our ability to obtain and protect our proprietary technology and products. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies or products.

In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the PTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel or service providers to pay these fees when due. Additionally, the PTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business. In addition, we are responsible for the payment of patent fees for patent rights that we have licensed from other parties. If any licensor of these patents does not itself elect to make these payments, and we fail to do so, we may be liable to the licensor for any costs and consequences of any resulting loss of patent rights.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated or circumvented, our business will be adversely affected.

Our long-term success depends on our ability to continually discover, develop and commercialize innovative new pharmaceutical products. Without strong intellectual property protection, we may be unable to generate the returns necessary to support the enormous investments in research and development and capital as well as other expenditures required to bring new drugs to the market and for commercialization.

Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., for small molecule drug products, such as SPX-009 (which is held by our subsidiary, Sapphire), the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will be routinely challenged, and there can be no assurance that our patents will be upheld. We face generic manufacturer challenges to our patents outside the U.S. as well. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales.

If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel and our consultants and advisors, as well as our licensors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, or prior to seeking patent protection, we rely on trade secret protection and confidentiality agreements. Unlike some of our competitors, in addition to certain manufacturing processes, we maintain our proprietary libraries for ourselves as trade secrets. To this end, we require all our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer. Moreover, our third-party licensing partners may retain rights in some of our proprietary or joint trade secrets, know-how, patented inventions or other proprietary information, including rights to sublicense and rights of publication, which may adversely impact our ability to obtain patents and protect trade secrets, know-how or other proprietary information. In addition, the U.S. government may retain rights in some of our patents or other proprietary information.

In addition, many of the formulations used and processes developed by us in manufacturing any of our collaborators’ products are subject to trade secret protection, patents or other intellectual property protections owned or licensed by such collaborator. While we make significant efforts to protect our collaborators’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information, if any of our employees breaches the non-disclosure provisions in such agreements, or if our collaborators make claims that their proprietary information has been disclosed, our reputation may suffer damage and we may become subject to legal proceedings that could require us to incur significant expenses and divert our management’s time, attention and resources.

Claims that we infringe upon the rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

Third parties may assert patent or other intellectual property infringement claims against us or our strategic partners or licensees with respect to our technologies and product candidates or potential product candidates. If our products, methods, processes and other technologies infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:

•obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;

•redesign our products or processes to avoid infringement;

•stop using the subject matter validly claimed in the patents held by others;

•pay damages; and

•defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling technologies, product candidates or potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners’ or licensees’ rights to use its intellectual property. Ultimately, we may be unable to develop some of our technologies or potential products or may have to discontinue development of a product candidate or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

In addition, our collaborators’ products may be subject to claims of intellectual property infringement and such claims could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide. Any of the foregoing could affect our ability to compete or could have a material adverse effect on our business, financial condition and results of operations.

Our position as a relatively small company may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against infringement claims by third parties.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a small company in an industry dominated by very large companies may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against claims that our technology infringes or misappropriates third party intellectual property rights. However, we may seek to use various post-grant administrative proceedings, including new procedures created under the America Invents Act, to invalidate potentially overly-broad third party rights. Even if we can defend our position, the cost of doing so may adversely affect our ability to grow, generate revenue or become profitable. In the course of the ongoing litigation or any future additional litigation to which we may be subject, we may not be able to protect our intellectual property at a reasonable cost, or at all. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal, contractual or intellectual property rights, which could have a significant adverse effect on our business.

Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including PTO administrative proceedings, such as inter parties reviews, and reexamination proceedings before the PTO or oppositions and revocations and other comparable proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Despite safe harbor provisions, third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware, with claims to materials, formulations, methods of doing research or library screening, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent published applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license, limit our uses, or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, cease marketing our products or developing our product candidates, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we breach any of the agreements under which we license commercialization rights to our product candidates from third parties, we could lose license rights that are important to our business.

We license the use, development and commercialization rights for some of our product candidates and may enter into similar licenses in the future. Under our existing license agreements we are subject to commercialization and development, diligence obligations, milestone payment obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the license in whole or in part.

Generally, the loss of any one of our current licenses or other licenses in the future could materially harm our business, prospects, financial condition and results of operations.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions;

•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•Our pending patent applications may not lead to issued patents;

•Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•We may not develop additional proprietary technologies that are patentable; and

•The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 2, 2020 to December 31, 2020, our closing stock price ranged from $0.10 to $1.44 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•actual or anticipated adverse results or delays in our clinical trials;

•our failure to commercialize our product candidates, if approved;

•unanticipated serious safety concerns related to the use of any of our product candidates;

•adverse regulatory decisions;

•changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;

•our decision to initiate a clinical trial, not initiate a clinical trial or to terminate an existing clinical trial;

•our dependence on third parties, including CROs;

•announcements of the introduction of new products by our competitors;

•market conditions in the pharmaceutical and biotechnology sectors;

•announcements concerning product development results or intellectual property rights of others;

•future issuances of common stock or other securities;

•the addition or departure of key personnel;

•failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

•actual or anticipated variations in quarterly operating results;

•our failure to meet or exceed the estimates and projections of the investment community;

•overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•conditions or trends in the biotechnology and biopharmaceutical industries;

•introduction of new products offered by us or our competitors;

•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•issuances of debt or equity securities;

•sales of our common stock by us or our stockholders in the future;

•trading volume of our common stock;

•ineffectiveness of our internal controls;

•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•failure to effectively integrate the acquired companies’ operations;

•general political and economic conditions;

•effects of natural or man-made catastrophic events;

•effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic; and

•other events or factors, many of which are beyond our control.

Further, the equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility of our common stock might worsen if the trading volume of our common stock is low. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

We have never paid cash dividends and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. We currently anticipate that we will re-invest any funds that we receive into the business to further our business strategy, and not to pay dividends. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued in connection with the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and biopharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of our securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•variations in the level of expenses related to our development programs;

•the addition or termination of clinical trials;

•any intellectual property infringement lawsuit in which we may become involved;

•regulatory developments affecting our product candidates; and

•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially.

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities and raising funds through acquisitions, lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our common stock or, alternatively, may have dividend, liquidation or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing stockholders and may reduce the share price of our common stock.

If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates, potential products or proprietary technologies, or grant licenses on terms that may not be favorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of our product candidates.

Our investors could experience substantial dilution of their investments as a result of subsequent exercises of our outstanding options, including the CEO Performance Award, or the grant of future equity awards by us.

As of December 31, 2020, 10 million shares of our common stock were reserved for issuance under our 2015 Stock Incentive Plan, of which 7,466,662 million shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $.36 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

Our directors and executive officers own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or those of our other stockholders.

As of December 31, 2020, our directors and executive officers beneficially owned, in the aggregate, approximately 55.51% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our articles of incorporation, as amended, and bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of our officers and/or directors.

Our articles of incorporation, as amended, bylaws and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recover.

We have issued Preferred Stock.

Our articles of incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. We currently have one class of preferred stock designated, our Series C Convertible Preferred Stock (“Series C Preferred”). As of December 31, 2020, of the 5,000,000 preferred shares authorized: (i) 1,000,000 shares were designated as Series A Convertible Preferred Stock, of which none were issued and outstanding, (ii) 500,000 shares were designated as Series B Convertible Preferred Stock, of which none were issued and outstanding, and (iii) 500,000 shares were designated as Series C Convertible Preferred Stock, of which 500,000 shares were issued and outstanding. The holders of our Preferred Stock have voting control of the Company. Our Board of Directors is empowered, without stockholder approval, to designate and issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The issuance of additional shares of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

North American Address:

6191 Cornerstone CT E. Suite 114

San Diego, CA 92121

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

	High ($)	Low ($)
Fiscal Year Ended December 31, 2020
First Quarter	0.51	0.12
Second Quarter	0.67	0.12
Third Quarter	1.05	0.24
Fourth Quarter	0.68	0.41

Fiscal Year Ended December 31, 2019
First Quarter	2.25	0.91
Second Quarter	1.62	0.76
Third Quarter	0.97	0.62
Fourth Quarter	0.66	0.35

As of April 14, 2021, there are 75 holders of record of our common stock. This number does not include beneficial holders of our stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, during fiscal year 2020 that have not already been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2020 and 2019 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or emerging growth companies.

We estimate our G & A expenses for 2021 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2021 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We don't expect R&D expenditures to exceed $2 million in 2021.

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

On September 14, 2017, our Registration Statement on Form S-3 was declared effective by the SEC. We issued 7,494,792 shares common stock pursuant to the Company’s Registration Statement on Form S-3 during the year ending December 31, 2020.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $783,163, has an accumulated deficit of $41,849,922, has cash used in continuing operating activities of $2,000,097 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Results of Operations

Comparison of the year ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019	$ Change	% Change
Revenues	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Gross margin percentage	-	-	-	-
Operating expenses	4,948,998	3,108,838	1,840,160	59.19%
Loss from continuing operations	(4,948,998)	(3,108,838)	(1,840,160)	59.19%
Loss from discontinued operations	(119,293)	(3,480,633)	3,361,340	-97.58%
Other expenses (income)	1,341,589	(141,914)	1,483,503	-1045.35%
Net loss	$(6,409,880)	$(6,447,557)	$37,677	-0.58%

Revenue

Revenues from continuing operations recognized for twelve months ended December 31, 2020 and 2019 amounted to $-0- and $-0-, respectively. Revenues from discontinued operations recognized for twelve months ended December 31, 2020 and 2019 amounted to, $7,990 and $742,083, respectively. The decrease is primarily due to discontinued sale activities of Wellness gum in 2020.

Cost of Revenue

Cost of Revenue from continuing operations recognized for twelve months ended December 31, 2020 and 2019 amounted to $-0- and $-0-, respectively. Cost of Revenue from discontinued operations recognized for twelve months ended December 31, 2020 and 2019 amounted to, $2,893 and $575,694, respectively. The decrease is primarily due to discontinued sale activities of Wellness gum in 2020.

Operating Expenses

Research and Development Expenses

For the twelve months ended December 31, 2020 and 2019 the Company incurred research and development expenses of $426,708 and $-0- from continuing operations, respectively. For the twelve months ended December 31, 2020 and 2019 the Company incurred research and development expenses of $359,251 and $2,452,506 from discontinued operations, respectively. The decrease is primarily due to discontinued research and clinical activities of Wellness gum in 2020.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2020 and 2019 were $4,506,290 and $3,105,482, respectively. The increase is primarily due to services in legal, consulting and accounting because of the acquisition of Sapphire Biotech on March 2020.

Depreciation Expenses

For the year ended December 31, 2020 our depreciation expenses were $16,001 as compared to $3,356 for the year ended December 31, 2019. The increase is primarily due to recognizing the property and equipment as a result of the acquisition of Sapphire Biotech on March 17, 2020.

Other Income and Expenses

Our interest expenses for the year ending 2020 and 2019 were $234,754 and $222,236 respectively. Loss on extinguishment of debt for the years ending in 2020 and 2019 were $923,605 and $-0- respectively, variance was result of debt exchange and true-up adjustment for stock compensation. Amortization of debt discount was $86,059 and $75,272 respectively. The change to the FMV in marketable securities for years ending in 2020 and 2019 resulted in unrealized gain (loss) and realized gain (loss) of $(104,705), $113,748, $(109,040), and $268,274. Income grants from government for the year ending 2020 and 2019 were $115,899 and $-0- respectively, variance was result of receiving innovation research grants from NCI in 2020.

For the Year Ended December 31, 2020 and 2019

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $2,000,097 and $1,215,602 respectively for the twelve months ended December 31, 2020, as compared to net cash used of $1,357,039 and $3,681,944 for the twelve months ended December 31, 2019. The cash used in operating activities is primarily attributable to our net loss from operations of $6,409,880 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the twelve months ended December 31, 2020 stock-based compensation was $1,958,730 and amortization of debt discount was $86,059. For the twelve months ended December 31, 2019 these non-cash expenses were stock-based compensation of $1,835,000 and amortization of $75,272. For the twelve months ended December 31, 2020 and 2019 the Company recorded increase to accounts payable and accrued expenses $532,245 and $153,740 of continuing operating activities. The Company recorded for the twelve months ended December 31, 2020 and 2019 a loss on extinguishment of debt of $923,604 and $(57,400), respectively, and unrealized gain (loss) on marketable securities of $(104,705) and $113,748, respectively, and realized gain (loss) on marketable securities of $(109,040) and $268,274, respectively.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended December 31, 2020 was $9,980 compared to $348,187 for the same period in 2019 due to $79,814 cash acquired in Sapphire acquisition off set by cash used in equipment purchase for $97,324.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the twelve months period ended December 31, 2020, was $3,151,270 including $65,000 used in discontinued financing activities compared to $3,396,799 for the same period in 2019 including $78,917 used in discontinued financing activities. The Company has successfully raised significant capital in exchange for its common stock for the twelve months ended December 31, 2020.

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

Recently Issued Accounting Standards

Note 5 to consolidated financial statements appearing elsewhere in this report includes Recently Issued Accounting Standards.

Foreign Currency Transactions

Foreign exchange gain (loss) in the year ended December 31, 2020 was $(7,324) compared to $(3,198) for the same period in 2019. All foreign currency gain (loss) were related to discontinued operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8. Financial Statement and Supplementary Data

The full text of the Company's= consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, begins on page F-1 of this Annual Report on Form 10-K.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as updated as of 2017. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2020. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

Directors and Executive Officers AXIM

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

NAME	AGE	POSITION
John W. Huemoeller II	65	Chief Executive Officer, President
Robert Malasek	52	Chief Financial Officer, Secretary
Timothy R. Scott, PhD	68	Director
Robert Cunningham	73	Director
Mauricio Javier Gatto-Bellora	59	Director
Peter O’Rourke	48	Director

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

Peter O’Rourke – Director

Mr. O’Rourke’s background includes holding leadership roles in management consulting, private equity, aerospace and operations companies. Mr. O’Rourke’s experience includes leadership in sales, marketing, operations, finance and performance improvement. In 2018, Mr. O’Rourke was appointed Acting Secretary of the U.S. Department of Veterans Affairs after serving as the Chief of Staff and Executive Director for the Office of Accountability and Whistleblower Protection. Before joining the Department of Veterans Affairs, Mr. O’Rouke honorably served as a U.S. Navy enlisted Airman and an Air Force Officer and Logistician. Mr. O’Rourke received a Bachelor of Arts in Political Science from the University of Tennessee in Knoxville as well as a Master of Science in Logistics and Supply Chain Management from the United States Air Force’s Institute of Technology.

Officers of Sapphire Biotech, Inc.

Catalina Valencia, J.D

Chief Executive Officer and Co-Founder - Sapphire Biotech, Inc.

Catalina specialized in leading enterprises to success through the strategic development of businesses and products. Her career focus has been on start-ups and small businesses in the biotech industry starting with Genentech. Early in her legal career, Catalina joined the Rio de Janeiro office of Cleary, Gottlieb, Steen & Hamilton as an Associate Attorney where she represented American companies seeking to enter into joint ventures with Brazilian enterprises. In the Bay Area, she was recruited by Itel, a Wall Street success story that declared a historic bankruptcy due to its size just one year after she joined the company. She successfully completed the disposition of over $1 Billion in executory contracts, enabling the company to emerge from bankruptcy. Subsequently, Catalina was recruited by Genentech, Inc., the premier biotech pioneer, during the company’s early start-up phase. Catalina’s accomplishments included structuring ventures which formed the basis for Genentech’s international expansion. Catalina has been the co-founder of several companies, most recently Sapphire Biotech, all with a mission to develop pioneering scientific technologies with life-saving potential. Catalina graduated Magna Cum Laude, Highest Department Honors, with a B.A. degree from UCLA and received her J.D. Degree from the University of California, Berkeley School of Law. Her scholastic achievements include an Alumni Scholarship to UCLA, Fellowship to Berkeley Law School, Teaching Fellowship to Stanford Law School and Fulbright Fellowship to Brazil.

Dr. Sergei A. Svarovsky, Ph.D, MBA

Chief Scientific Officer and Co-Founder - Sapphire Biotech, Inc.

Dr. Svarovsky is the scientific founder of Sapphire. He brings to the Company a breadth of experience and expertise from his academic, government and industry careers in the fields of medicinal chemistry and medical diagnostics. He has authored over 25 peer reviewed publications, reviews and book chapters, contributed to at least 20 international and U.S. patents and participated in over 50 international symposia. Some of his patents has been licensed by Pfizer, BioRad, among others. He serves on Editorial Boards of several international journals in the fields of chemistry, medical technology and nanotechnology and is a reviewer for a number of national and international funding organizations including National Science Foundation, National Institutes of Health, Israeli Science Foundation, and Georgian Science Foundations. Dr. Svarovsky obtained a PhD in Physical Organic Chemistry and MBA in Finance from University of West Virginia in 2000. Prior to entering the biopharma industry, Dr. Svarovsky served as a Postdoctoral Fellow at the Laboratory of Medicinal Chemistry at the National Cancer Institute. In 2006 he became an Associate Professor at the Biodesign Institute at Arizona State University where he met with another co-founder of Sapphire, Dr. Douglas Lake. Dr. Svarovsky joins Axim Biotechnologies, Inc. in the role of Chief Scientific Officer with a mission to develop novel therapeutics modalities and diagnostics for the treatment and detection of cancer.

Dr. Douglas Lake, Ph.D

Chief Clinical Officer - Sapphire Biotech, Inc.

Douglas Lake is a tumor immunologist who has been at ASU since 2006. Previously, he was at the University of Arizona Cancer Center where he studied anti-tumor T cells and tumor-associated peptides as immunotherapy targets. Currently, he is investigating an enzyme called QSOX1 that is over-expressed in multiple tumor types. Lake was the first to show that this enzyme is important in tumor cell growth, invasion and metastasis. His laboratory is developing chemical and biological inhibitors of QSOX1 with strong therapeutic potential. His laboratory also studies Valley Fever (Coccidioidomycosis). A pressing clinical need is that Valley Fever lacks an accurate and sensitive diagnostic test while patients are acutely symptomatic. Lake is developing a test that detects bits and pieces of the fungus in urine in infected patients. Lake’s research team also studies chimeric antigen receptor T cells (CAR T cells). This technology re-directs the immune system toward defined markers on tumors and unleashes T cells as the most potent killers against tumors. The vision for CAR T therapies is to re-activate patients’ immune systems against their tumors, such that they will have lifelong immunity against their tumor and any mutant tumors that might arise. In addition, Lake teaches immunology and microbiology at the undergraduate level and advance cell biology at the graduate level.

Alim Seit-Nebi, Ph.D

Chief Technology Officer and Co-Founder - Sapphire Biotech, Inc.

Dr.Seit-Nebi leads the development and implementation of new antibody and protein-based technologies in diagnostics and therapeutics. Prior to joining Sapphire, Dr.Seit-Nebi was leading the development and production of antibodies, recombinant proteins, biomarkers, and immunoassays for diagnostic and therapeutic applications for industry and academia, serving at various roles at GenWay Biotech, Inc. for more than 11 years. Dr.Seit-Nebi is an expert in a broad array of biochemical, genetic, molecular, and cellular biology methods with detailed knowledge of signaling pathways in inflammation, oncogenesis, and cell stress response. He published 38 articles in prestigious peer-reviewed life-science journals. He received a doctorate degree in molecular biology from the Engelhardt Institute of Molecular Biology in Moscow, Russia, in 2002. He then pursued his research interests in immunology and molecular biology as a postdoctoral fellow at The Scripps Research Institute.

Maria Moa, Ph.D

VP, Product Development - Sapphire Biotech, Inc.

Dr. Maria J. Gonzalez Moa is an NCI-trained Medicinal Chemist and as VP, Product Development, will be responsible for chemical synthesis, compound design, compound acquisition from outside sources, and assistance with molecular modeling and NMR. Dr. Moa holds a Ph.D in Organic/Physical Chemistry from the University of Vigo, Spain. At the University of Vigo, she was Postdoctoral Research Associate, Department of Organic and Physical Chemistry. Dr. Moa was a Postdoctoral Fellow in the Laboratory of Medicinal Chemistry at the National Cancer Institute, National Institutes of Health, Frederick, Maryland. Dr. Moa was Postdoctoral Research Associate at the Center for Innovations in Medicine, the Biodesign Institute, Arizona State University in Tempe, Arizona. She has extensive experience working with new tools for diagnostics and was in charge of the development of novel lateral flow assay tests for the rapid diagnostic of infectious diseases. Her experience in Medicinal Chemistry includes design, synthesis, and the computational study of small molecules with potential anticancer and antiviral activity. Dr. Moa has published and co-authored over 40 articles in peer-reviewed publications, reviews and book chapters.

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

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total/$
John W. Huemoeller II	2020	420,000	-	-	1,260,000	-	-	-	1,680,000
Director, Chief Executive Officer	2019	210,000	-	-	1,820,000	-	-	-	2,030,000
									-
Robert Malasek	2020	36,000	-	-	126,000	-	-	-	162,000
Chief Financial Officer, Secretary	2019	30,000	-	-	-	-	-	-	30,000
									-
Timothy R. Scott, PhD	2020	20,000	-	-	55,405	-	-	-	75,405
Director	2019	40,000	-	-	-	-	-	-	40,000
									-
Robert Cunningham	2020	20,000	-	-	55,405	-	-	-	75,405
Director	2019	40,000	-	-	-	-	-	-	40,000
									-
Peter O’ Rourke	2020	10,000	-	-	-	-	-	-	10,000
Director, Chief Executive Officer	2019	-	-	-	-	-	-	-	-
									-
Mauricio J Gatto-Bellora	2020	20,000	-	-	55,405	-	-	-	75,405
Director	2019	20,000	-	-	-	-	-	-	20,000

Douglas F. Lake	2020	-	-	-	164,433	-	-	-	164,433
Director	2019	-	-	-	-	-	-	-	-

Alim Seit-Nebi	2020	-	-	-	82,218	-	-	-	82,218
Director	2019	-	-	-	-	-	-	-	-

Noel C. Gillespie	2020	-	-	-	148,879	-	-	-	148,879
Director	2019	-	-	-	-	-	-	-	-

Employment Agreements

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2020:

(i)each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)each of our officers and directors

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at December 31, 2020, there were 125,327,579 shares of our common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	John W. Huemoeller II(1)	9,000,000	6.84%
Common Stock	Robert Malasek(1)	300,000	0.22%
Common Stock	Mauricio Javier Gatto-Bellora(1)	333,333	0.25
Common Stock	Timothy R. Scott, PhD(1)	333,333	0.25%
Common Stock	Robert Cunningham(1)	333,333	0.25%
Common Stock	Peter O’Rourke (1)	-	**
Common Stock	Stuart W Titus (1)	5,236,645	3.97%
Common Stock	MJNA Investment Holdings LLC(2) (3)	17,969,125	13.65%
Common Stock	Catalina Valencia	19,800,000	15.04%
Common Stock	Glycodots, LLC	19,800,000	15.04%
Common Stock	All Directors and Officers as a Group	73,105,770	55.51%

** Less than .1%

(1)The address is: 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121

(2)The address is: 13831 Danielson, Poway, CA 92064.

(3)MJNA Investment Holdings, LLC owns 17,969,125 individually and holds 500,000 shares of our Series C preferred stock.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

RBSM LLP, billed us $116,703 and $107,000 in audit fees during the years ended December 31, 2020 and 2019, respectively.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2020 and 2019.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2020 and 2019.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2020 and 2019, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full- time, permanent employees.

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

Signature	Title	Date

/s/ John W. Huemoeller II	President and Director (Principal Executive Officer)	Date April, 15, 2021
John W. Huemoeller II

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	Date April, 15, 2021
Robert Malasek

/s/ Timothy R. Scott, PhD	Director	Date April, 15, 2021
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	Date April, 15, 2021
Robert Cunningham

/s/ Mauricio Javier Gatto-Bellora	Director	Date April, 15, 2021
Mauricio Javier Gatto-Bellora

/s/ Peter O’Rourke	Director	Date April, 15, 2021
Peter O’ Rourke

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Axim Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (the “Company”), as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the carve-out financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the carve-out financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the carve-out financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of intangible assets acquired in a business combination

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

Addressing the matter involved testing the estimated fair value of the Company's intangible assets acquired from Sapphire Biotech, Inc. Our audit procedures, among others, included evaluating the Company's use of appropriate valuation methodologies with the assistance of a valuation specialist, and testing the accuracy of the underlying data used to develop the assumptions. Our audit procedures over the significant assumptions included comparing the most significant assumptions to current industry, market and economic trends, and to other relevant factors.

/s/ RBSM, LLP

We have served as the Company’s auditor since 2014

New York, New York

April 15, 2021

CONSOLIDATED BALANCE SHEETS OF
AXIM BIOTECHNOLOGIES, INC.
As of December 31, 2020

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$457,181	$511,630
Prepaid expenses	255,923	77,606
Marketable securities	-	213,745
Investment in Joint Venture	-	-
Current assets of discontinued operations	-	836,147
Total current assets	713,104	1,639,128

Property and equipment, net of accumulated depreciation	104,094	2,237
Other Assets:
Notes receivable- related party	103,242	-
Goodwill	2,458,233	-
Research in progress	7,800,000	-
Security deposit	5,000	-
Operating lease right-of-use asset	130,722	-
Other assets of discontinued operations	-	50,534
Total other assets	10,497,197	50,534

TOTAL ASSETS	$11,314,395	$1,691,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,073,142	$750,310
Lease liability obligations (see note 17)	53,851
Due to shareholder	180	5,000
Due to first insurance funding	25,369	42,121
Promissory note (including accrued interest of $19,507 and $0, respectively)(see note 9)	343,725	-
Due to/from Axim/Sapphire	-	-
Due to/from Sapphire Bio/Sapphire Diagnostic	-	-
Current liabilities of discontinued operations	-	2,598,000
Total current liabilities	1,496,267	3,395,431

Long-term liabilities:
Deferred tax liability	2,340,000	-
Convertible note payable (including accrued interest of $236,148 and $168,208, respectively) net of unamortized debt discount of $843,673 and $739,732, respectively(see note 12)	1,676,788	912,954
Convertible note payable - related party (including accrued interest of $158,648 and $93,333, respectively)	4,158,648	4,093,333
Convertible note payable - shareholder (including accrued interest of $0 and $5,578, respectively)	-	50,578
Lease liability obligations (see note 17)	76,871	-
Other liabilities of discontinued operations	-	-
Total long-term liabilities	8,252,307	5,056,865
TOTAL LIABILITIES	9,748,574	8,452,296

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued, 0 and 500,000 outstanding, respectively	-	50
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized	12,533	6,485
125,327,579 and 64,854,539 shares issued and outstanding, respectively
Additional paid in capital	43,201,186	28,623,060
Common stock to be issued	201,974	50,000
Accumulated deficit	(41,849,922)	(35,440,042)
TOTAL STOCKHOLDERS' DEFICIT	1,565,821	(6,760,397)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,314,395	$1,691,899

See accompanying notes to these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS OF
AXIM BIOTECHNOLOGIES, INC.

	For the		For the
	Year Ended		Year Ended
	December 31, 2020		December 31, 2019

Revenues	$-	$
Cost of goods sold	-		-
Gross profit	-		-

Operating Expenses:
Research and development expenses	426,708		-
Selling, general and administrative	4,506,289		3,105,482
Depreciation	16,001		3,356
Total operating expenses from continuing operations	4,948,998		3,108,838

Gain (Loss) from continuing operations	(4,948,998)		(3,108,838)

Other (income) expenses:
Income from Impression Healthcare Ltd	-		(57,400)
Interest income	(675)		-
Income from Grants from Government	(115,899)		-
Other income
Unrealized loss (gain) on marketable securities	104,705		(113,748)
Realized loss (gain) on marketable securities	109,040		(268,274)
Loss on extinguishment/conversion of debt	923,605		-
Amortization of note discount	86,059		75,272
Interest expense	234,754		222,236
Total other (income) expenses	1,341,589		(141,914)

Loss before provision of income tax	(6,290,587)		(2,966,924)
Provision for income tax	-		-

Income(loss) from continuing operations	(6,290,587)		(2,966,924)
Income(loss) from discontinued operations	(119,293)		(3,480,633)

NET INCOME (LOSS)	$(6,409,880)		$(6,447,557)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,409,880)		$(6,447,557)
Earning per share from continuing operations
Basic	$(0.06)		$(0.05)
Diluted	$(0.06)		$(0.05)
Earning per share from discontinued operations
Basic	$(0.00)		$(0.06)
Diluted	$(0.00)		$(0.06)
Earning per share
Basic	$(0.06)		$(0.10)
Diluted	$(0.06)		$(0.10)

Weighted average common shares outstanding - basic and diluted	110,386,386		61,947,333

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Deficit

					Series A Convertible		Series B Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Common Stock to be Issued $	Additional Paid In Capital $	Accumulated Deficit $	Total $
Balance at December 31, 2018	59,582,890	5,958	-	-	-	-	500,000	50	500,000	50	41,000	22,863,608	(28,992,485)	(6,081,819)
Common stock to be issued for consultancy services	25,723	3	-	-	-	-	-	-	-	-	(41,000)	55,997	-	15,000
Common stock issued for cash	5,006,405	501	-	-	-	-	-	-	-	-	-	3,413,875	-	3,414,376
Common stock issued against CS subcription received in PY	239,521	24	-	-	-	-	-	-	-	-	-	399,976	-	400,000
Common stock to be issued per stock purchase agreement	-	-	-	-	-	-	-	-	-	-	50,000	-	-	50,000
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	-	1,820,000	-	1,820,000
Imputed interest on interest free loan from related party advances	-	-	-	-	-	-	-	-	-	-	-	69,604	-	69,604
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,447,557)	(6,447,557)
Balance at December 31, 2019	64,854,539	6,486	-	-	-	-	500,000	50	500,000	50	50,000	28,623,060	(35,440,042)	(6,760,396)
Common stock to be issued for Note receivable and True-up adjustment	-	-	-	-	-	-	-	-	-	-	201,974	-	-	201,974
Common stock issued against common stock to be issued received in PY	250,000	25	-	-	-	-	-	-	-	-	(50,000)	49,975	-	-
Common stock issued for services	1,436,782	143	-	-	-	-	-	-	-	-	-	666,047	-	666,190
Common stock issued for severance	922,486	93	-	-	-	-	-	-	-	-	-	479,907	-	480,000
Common stock issued for cash	17,292,751	1,729	-	-	-	-	-	-	-	-	-	3,307,401	-	3,309,130
Subscription price adjustment	-	-	-	-	-	-	-	-	-	-	-	(609,835)	-	(609,835)
Beneficial conversion feature on the convertible note	-	-	-	-	-	-	-	-	-	-	-	190,000	-	190,000
Common stock issued for acquisition	54,000,000	5,400	-	-	-	-	-	-	-	-	-	7,500,600	-	7,506,000
Retired common stock	(18,570,356)	(1,857)	-	-	-	-	-	-	-	-	-	-	-	(1,857)
Series B preferred stock retirement	-	-	-	-	-	-	(500,000)	(50)	-	-	-	-	-	(50)
Convertible note and accrued interest converted to common stock	5,141,377	514	-	-	-	-	-	-	-	-	-	50,900	-	51,414
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	1,947,745	-	1,947,745
Loss on conversion of convertible note	-	-	-	-	-	-	-	-	-	-	-	823,497	-	823,497
Loss on extinguishment of debt	-	-	-	-	-	-	-	-	-	-	-	171,889	-	171,889
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,409,880)	(6,409,880)
Balance at December 31, 2020	125,327,579	12,533	-	-	-	-	-	-	500,000	50	201,974	43,201,186	(41,849,922)	1,565,821

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2020	December 31 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,409,880)	$(6,447,557)
Less: Loss from discontinued operations	(119,293)	(3,480,633)
Loss from continuing operations	(6,290,587)	(2,966,924)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	16,001	3,356
Stock based compensation	2,311,935	1,835,000
Amortization of prepaid expenses	253,376	111,929
Amortization of debt discount	86,059	75,272

Unrealized (gain) loss on marketable securities	104,705	(113,748)
Realized (gain) loss on marketable securities	109,040	(268,274)
Loss on extinguishment/conversion of debt	923,604	(57,400)
Changes in operating assets & liabilities:
Increase (decrease) in interest receivable	(675)	-
Increase (decrease) in prepaid expenses	(53,585)	(137,430)
Increase (decrease) in accounts payable and accrued expenses	532,245	153,740
Decrease in security deposits	7,785	7,440
Net cash provided by (used in) operating activities from continuing operations	(2,000,097)	(1,357,039)
Net cash provided by (used in) operating activities from discontinued operations	(1,215,602)	(3,681,944)
Net cash provided by (used in) operating activities	(3,215,699)	(5,038,983)
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from Sales of Marketable Securities	-	375,677
Cash acquired in acquisition	79,814	-
Increase in property and equipment	(97,324)	-
Net cash provided by (used in) investing activities from continuing operations	(17,510)	375,677
Net cash provided by (used in) investing activities from discontinued operations	27,490	(27,490)
Net cash provided by (used in) investing activities	9,980	348,187
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of convertible notes	-	(7,500)
Common stock issued under registration statement on Form S-3	1,510,500	2,514,375
Common stock issued under SPA	1,798,630	950,000
Repayment of First Insurance Funding	(92,860)	18,841
Net cash provided by (used in) continuing financing activities	3,216,270	3,475,716
Net cash provided by (used in) discontinued financing activities	(65,000)	(78,917)
Net cash provided by (used in) financing activities	3,151,270	3,396,799
Net increase (decrease) in cash and cash equivalents	(54,449)	(1,293,997)
Cash and cash equivalents at beginning of period	511,630	1,805,627
Cash and cash equivalents at end of period	$457,181	$511,630
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$60,278
Income taxes - net of tax refund	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$50,000	$56,000
Common stock issued against CS subscription	$-	$400,000
Common stock issued for services recorded as prepaid expense	$302,000	$-
Common stock issued for severance	$480,000	$-
Shares issued for acquisition of Sapphire Biotechnology	$7,506,000	$-
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition	$2,340,000	$-
Assets acquired and liability assumed as a result of Sapphire Biotech Acquisition	$525,365	$-
BCF related to discount on conversion	$190,000	$-
Common stock issued for note receivable	$135,000	$-
Adoption of lease obligation and ROU asset	$164,910	$-
Common stock retired	$1,907	$-
Convertible note issued against subscription price adjustment	$609,835	$-
Convertible note converted to common stock	$51,414	$-
Assets acquired as a result of Sapphire Biotech Acquisition	$33,319	$-
Prepaid insurance paid through first insurance funding	$76,108	$-
Others	$71,782	$-

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2: ACQUISITION OF SAPPHIRE BIOTECH, INC. (CONTINUED)

In March 2020, the Company acquired Sapphire Biotech, Inc., a biotechnology company focusing on improving cancer care through the development of proprietary therapeutics for inhibiting cancer growth and metastasis. The Company issued 54,000,000 shares of common stock with a total fair value of $7,506,000 and assumed net liabilities of $412,233 (resulting in a total acquisition cost of $7,918,233), in exchange for all outstanding shares of Sapphire Biotech, Inc. The Company accounted for the acquisition using the acquisition method of accounting for business combinations. On the acquisition date, the Company performed a preliminary allocation of the purchase price to include the tangible assets acquired and the liabilities assumed with the remainder of the purchase price allocated to patents pending approval, in-process research and development (IPR&D) and goodwill. The Company incurred $6,000 of acquisition-related costs, which will be recorded as expense after the evaluation work been completed. In addition, the Company recorded an estimated deferred tax liability on the assets acquired, except for goodwill for which deferred taxes are not applicable.

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

The following table summarizes the consideration paid for Sapphire and the estimated amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

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

The IPR&D and goodwill assets are not subject to amortization, and $2,340,000 was calculated as the deferred tax liability on the assets acquired, which amount was included in goodwill at the date of acquisition in accordance with accounting requirements.

The $2,458,233 of goodwill is not expected to be deductible for tax purposes.

The effective settlement of receivable/payable between the Company and Sapphire deemed to be not material, which was recorded as gain on intercompany transaction in P&L.

Disclosure of Pro Forma Information

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2: ACQUISITION OF SAPPHIRE BIOTECH, INC. (CONTINUED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Sapphire Biotech, Inc. had occurred at January 1, 2019:

For twelve months ended	December 31, 2020	December 31, 2019
Revenues	$-	$-
Net loss from continuing operations	$(6,716,906)	$(3,508,529)
Net income (loss) from discontinued operations	$(119,293)	$(3,480,633)
Net loss per share—Basic and Diluted	$(0.06)	$(0.10)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. During the twelve months ended December 31, 2020 Sapphire had no revenue transactions.

NOTE 3: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2020, and 2019 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $783,163 and has an accumulated deficit of $41,849,922 has cash used in operating activities of continuing operations $2,000,097. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the year ended December 31, 2020, the Company raised additional capital of $3,309,130 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

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

Operating lease

We lease property under various operating leases which are disclosed on our Balance sheet in accordance with ASC 842

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at December 31, 2020. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company's policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At December 31, 2020, there was no accounts receivable. For the year ended December 31, 2020, one customer accounted for 21% of total revenue. For the year ended December 31, 2019, two customers accounted for 95% of total revenue. Revenue was all generated from discontinued operations for the twelve months ending December 31, 2020 and 2019.

Inventory

Inventory consists of finished goods available for sale and raw materials owned by the Company and are stated at the lower of cost or market. As of December 31, 2020 and 2019, the Company had $-0- and $175,304 of finished goods and $-0- and $312,511 of raw material, respectively. The Company’s inventory relating to discontinued operations consisted of the following at December 31, 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019
Finished goods	$-	$175,304
Raw material	$-	$312,511
	$-	$487,815

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at December 31, 2020 and 2019, respectively, and none related to discontinued operations.

	December 31, 2020	December 31, 2019
Equipment of continuing operations	$134,788	$16,780
Less: accumulated depreciation	$30,694	$14,543
	$104,094	$2,237

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are amortized if they have a definite life, and not amortized if they have an indefinite life and then they are tested annually for impairment. The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at December 31, 2020 and 2019, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	December 31, 2020	December 31, 2019
Goodwill	$2,458,233	$-
Research in progress	7,800,000	-
	$10,258,233	$-

Intangible assets of discontinued operations	$-	$715,432
Less: accumulated amortization and impairment	-	664,898
	$-	$50,534

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

Revenues from continuing operations recognized for twelve months ended December 31, 2020 and 2019 amounted to $-0- and $-0-, respectively. Revenues from discontinued operations recognized for twelve months ended December 31, 2020 and 2019 amounted to $7,990 and $742,083, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (continued)

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

As of December 31, 2020
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

For the twelve months ended December 31, 2020 and 2019 The Company recorded unrealized gain (loss) on marketable securities of $(104,705) and $113,748, respectively, and realized gain (loss) on marketable securities of $(109,040) and $268,274, respectively. These securities are classified as trading.

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2020, except for its convertible notes payable , in process Research and Development. The carrying amounts of these assets and liabilities at December 31, 2020 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is as of December 31, 2020 and 2019 is classified as Level 1 within our fair value hierarchy.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company had $0 and $240,769 allowance for doubtful accounts at December 31, 2020 and 2019, respectively and had $0 accounts receivable at December 31, 2020 and $240,769 at December 31, 2019, all was related to discontinued operations.

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

There were common share equivalents 32,556,727 at December 31, 2020 and 16,295,498 at December 31, 2019. For the year ended December 31, 2020 and 2019 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the twelve months ended December 31, 2020 and 2019 The Company incurred research and development expenses of $426,708 and $-0- from continuing operations, respectively. For the twelve months ended December 31, 2020 and 2019 the Company incurred research and development expenses of $377,416 and $2,452,506 from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses.

Recently Issued Accounting Standards

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof. In February 2016, FASB issued an update 2016-02 and created Topic 842, Leases. Topic 842 effects any entity that enters into a lease arrangement with another person. The guidance in this update supersedes Topic 840. The main difference between previous GAAP and Topic 842 is the recognition of accounting policies for leases classified as operating leases under previous GAAP. The amendments in this update for public business entities that file with the Securities and Exchange Commission are effective for fiscal years beginning after Dec. 15, 2018 and the interim periods within that year with early application permitted for all entities. The Company adopted the lease accounting model as described in Topic 842 for the fiscal year begins on January 1, 2019 and it had no impact on date of adoptions

The Company has a long-term operating lease, and the long-term operating lease took effect in April 2020 (see note 17).

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (continued)

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

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Prepaid insurance	$45,983	$67,734
Prepaid services/inventory	209,940	9,872
	$255,923	$77,606

For the year ended December 31, 2020 and 2019 the Company recognized amortization of prepaid expense of $120,559 and $111,929, respectively.

NOTE 7: MARKETABLE SECURITIES

The Company received marketable securities, 10,300,000 fully paid ordinary unrestricted shares in Impression Healthcare Limited (Australian Company), traded on Australian Security Exchange by the code IHL as part of the agreement and letter of intent (LOI). As of December 31, 2019 the Company still had 4,925,000 shares. The Company categorize these securities as trading securities and report them at fair value, with unrealized gains and losses included in earnings. On December 31, 2019 the stock price was A$ 0.062 per share as quoted on asx.com.au and exchange rate of $0.7 AUD/USD as quoted on oanda.com and had FMV $213,745. On April 14, 2020 the Company entered into deed of settlement and release with Impression Healthcare Limited and transferred 4,925,000 held shares back to Impression Healthcare Limited by way of sale and purchase, with the total amount payable by Impression Healthcare Limited to Axim for completion of the sale and purchase and transfer being the aggregate amount of $1. During the twelve months ended December 31, 2020 and 2019 The Company recorded unrealized gain (loss) on marketable securities of $(104,705) and $113,748, respectively, and realized gain (loss) on marketable securities of $(109,040) and $268,274, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 8: INVESTMENT IN JOINT VENTURE-RELATED PARTY

On June 11, 2019 the Company entered into operating agreement as 1/3 member of KAM Industries, LLC, a Wyoming Limited Company. On June 18, 2019 KAM Industries LLC, entered into Joint Venture Agreement to receive a percentage of the industrial hemp harvest yield on a parcel of land in Wayne County, North Carolina owned by FarmShare, LLC with whom KAM contracted to purchase a percentage of the hemp harvest for the 2019 growing season. Once the hemp is harvested from the 2019 growing season The Company will get its 1/3 share at no additional cost. The agreement then expires unless renewed for 2020 with an additional payment. The Company paid $27,490 for 33.3% of KAM Industries, LLC and recorded $0 as current asset as of December 31, 2020. This investment is counted by using cost method of accounting. An officer in KAM Industries, LLC is the Company’s CEO.

As of December 31, 2020, Farm Share, LLC is in the middle of the processing of the entire 2019 crop. During the virus shut down the extraction laboratories were not considered essential, but they were back in business as of June 11, 2020. We have concluded the asset is impaired due to COVID-19 restrictions. The Company’s investment in joint venture-related party relating to discontinued operations consisted of the following at December 31, 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019
Investment in Joint Venture - Related Party	$-	$27,490

NOTE 9: PROMISSORY NOTE

Non-Related Party

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

For the year ended December 31, 2020 and 2019 the Company recognized interest expense of $9,076 and $26,400, respectively on this note all was related to discontinued operations.

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of December 31, 2020, the principal and accrued interest balances were $324,218 and $19,507, respectively.

The Company has received working capital advances from CanChew totaling $0 and $1,526,603 as of December 31, 2020 and 2019 respectively. The advances are payable on demand, all was related to discontinued operations.

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of December 31, 2020 and 2019, the total outstanding balance was $60,000 and $23,696 respectively for consulting fees to Mr. Changoer.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 9: PROMISSORY NOTE (CONTINUED)

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of December 31, 2020 and 2019, the total outstanding balance was $25,000 and $9,377 respectively.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month to month basis at the discretion of management. As of December 31, 2020 and 2019, the total outstanding balance was $210,000 and $35,000 respectively for consulting fees.

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

In addition, in consideration for the payment by the Company of $65,000, the Company purchased 100% of the issued and outstanding 500,000 shares of Series B Preferred Stock held by the Sanammad Parties. Such shares shall be retired to treasury of the Company. The Sanammad Parties also agreed to forfeit and assign back to treasury, for no consideration, a total of 18,570,356 shares of the Company’s common stock.

In addition, each of Drs. Anastassov and Van Damme and Mr. Changoer have agreed to subject the shares of the Company’s common stock held by each of them to lock-up and leak-out restrictions, as follows: they shall not sell shares for a period of 12 months following the Effective Date and, thereafter, subject to a daily volume limitation of 5%, on an aggregate basis among them.

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation. In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of December 31, 2020, the accrued severance payment was $225,000 to Dr. Anastassov, $60,000 to Mr. Changoer and $25,000 to Dr. Van Damme

As of December 31, 2020, the total accrued severance payment was $73,142, including $73,142 true-up adjustment, resulting in a loss of $73,142 accounted as loss on debt extinguishment related to discontinued operations.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 9: PROMISSORY NOTE (CONTINUED)

The Company retains the right to prepay the severance obligations to Drs. Anastassov and Van Damme and Mr. Changoer, without penalty.

No claims were alleged by the Company against any party, and no claims were alleged against the Company. However, in connection with the transactions described above, the parties entered into a general mutual release of all claims.

NOTE 10: RELATED PARTY TRANSACTIONS

Related Party

The company has an employment agreement with Catlina Valencia at a rate of 15,000 per month commencing March 17, 2020 .The agreement can be terminated with 30 days’ notice by either party

The company has a consulting agreement with Glycodots LLC whereby it will provide the services of Dr. Sergei A. Svarovsky at a rate of 15,000 per month commencing March 17, 2020 .The agreement can be terminated with 30 days’ notice by either party

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of December 31, 2020 and 2019 is $102,567 and $0, including interest accrued thereon of $675 and $0, respectively.

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

The total outstanding due to First Insurance Funding as of December 31, 2020 and 2019 is $25,369 and $42,121; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 12: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable- shareholder as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Convertible note payable, due on July 1, 2028, interest at 3.5% p.a.	$-	$45,000
Accrued interest	-	5,578
	$-	$50,578

The Convertible Note (“Note”) bears interest at the rate of 3.5% per annum, payable annually beginning on July 1, 2017, and matures on July 1, 2028. The Note is convertible, in whole or in part at any time at the option of the holder, into the Company’s common stock at a conversion price of $0.01, provided however, the holder of the Note is not permitted to convert an amount of the Note that would result in the holder and its affiliates owning more than 4.9% of the Company’s outstanding common stock. On July 10, 2020 the holder converted $51,414 of convertible note, which included $6,414 interest, into 5,141,377 shares of the Company’s common stock, resulting in a loss of $171,889 accounted as loss on debt extinguishment. The balance of the Note as of December 31, 2020 and 2019 is $-0- and $50,578, including interest accrued thereon of $-0- and $5,578, respectively.

The following table summarizes convertible note payable of related party as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	158,648	93,333
Convertible note payable, net	$4,158,648	$4,093,333

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

As of December 31, 2020 and 2019, the balance of secured convertible note was $4,158,648 and $4,093,333 which included $158,648 and $93,333 accrued interest respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 12: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The following table summarizes convertible note payable as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	-
Convertible note payable, due on July 21, 2032, interest at 3.5% p.a.	609,835	-
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	236,148	168,208
Total	2,520,461	1,652,686
Less: unamortized debt discount/finance premium costs	(843,673)	(739,732)
Convertible note payable, net	$1,676,788	$912,954

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

As of December 31, 2020 and 2019, the balance of secured convertible notes was $556,420 and $539,227, which included $71,942 and $54,749 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2020 and 2019, this note has not been converted and the balance of secured convertible notes was $1,148,944 and $1,113,458, which included $148,944 and $113,458 accrued interest, respectively.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 12: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of December 31, 2020 and 2019, the balance of secured convertible note was $195,716 and $-0-, which included $5,716 and $-0- accrued interest respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of December 31, 2020 and 2019, the balance of secured convertible note was $619,381 and $-0-, which included $9,546 and $-0- accrued interest respectively.

During the twelve months ended December 31, 2020 and 2019, the Company amortized the debt discount on all the notes of $86,059 and $75,272, respectively, to other expenses. As of December 31, 2020 and 2019, unamortized debt discount was $843,673 and $739,732, respectively.

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. There were 9,806,000 shares available for issuance under the Plan as of December 31, 2020. On January 2, 2019, John Huemoeller the CEO was granted the option to purchase 2 million shares of Axim Common stock under the plan at a purchase price of $0.75 per share. 1 million options vested immediately and 1 million options vest at the end of 2019. The Company recorded compensation expense of $-0- and $1,820,000 in 2020 and 2019.

On May 13, 2020, Alim Seit-Nebi the Chief Technology Officer and Co-Founder of Sapphire Biotechnology was granted the options to purchase 1 million shares of Axim common stock under the plan at the exercise price of $0.126 per share. One third of the options will vest six months from the date of grant, one third of the options will vest one year from the date of grant, and the remaining one third of the options will vest two years from the date of grant.

On May 13, 2020, Dr. Douglas Lake the Chief Clinical Officer and Co-Founder of Sapphire Biotechnology was granted the options to purchase 2 million shares of Axim common stock under the plan at the exercise price of $0.126 per share. One third of the options will vest six months from the date of grant, one third of the options will vest one year from the date of grant, and the remaining one third of the options will vest two years from the date of grant.

On May 13, 2020, Timothy R, Scott the Director of Axim Biotechnology was granted the options to purchase 0.5 million shares of Axim common stock under the plan at the exercise price of $0.126 per share. One third of the options vested immediately, one third of the options will vest six months from the date of grant, and the remaining one third of the options will vest twelve months from the date of grant.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 13: STOCK INCENTIVE PLAN (CONTINUED)

On May 13, 2020, Robert Cunningham the Director of Axim Biotechnology was granted the options to purchase 0.5 million shares of Axim common stock under the plan at the exercise price of $0.126 per share. One third of the options vested immediately, one third of the options will vest six months from the date of grant, and the remaining one third of the options will vest twelve months from the date of grant.

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

For the twelve months ended December 31, 2020 and 2019 the Company recorded compensation expense of $1,947,745 and $1,820,000, respectively.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of December 31, 2020, and 2019 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of December 31, 2020.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2020, and 2019, the Company had 125,327,579 and 64,854,539 shares of common stock issued and outstanding, respectively.

2020 Transactions:

During the period between January 1, 2020 and December 31, 2020 the Company issued total 17,292,751 shares valued $3,309,130 pursuant to the Company’s Registration Statement on Form S-3. The Company received $3,309,130 in cash.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated True-Up payments due to subscription price adjustment and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note (see note 12).

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

On July 24, 2020 359,524 shares for the purchase of prepaid marketing expenses valued at $302,000

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

On December 7, 2020 the Company issued 130,609 S-8 shares of its common stock to third party value at $75,000 pursuant to the Company’s Registration Statement on Form S-8 for severance fees.

2019 Transactions:

During the period between January 1, 2019 and December 31, 2020 the Company issued total 2,500,000 shares valued $2,514,375 pursuant to the Company’s Registration Statement on Form S-3. The Company received $2,514,375 in cash

On March 12, 2019 and July 11, 2019 the Company issued 239,521, and 687,285 restricted shares of its common stock to third party valued at $400,000, and $500,000 pursuant to the stock purchase agreement. The cash was received in 2018 and 2019 respectively.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 15: STOCK OPTIONS

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years.

The stock option activity for the year ended December 31, 2020 and 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	-	-
Granted	2,000,000	$0.75
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2019	2,000,000	0.75
Granted	8,300,000	0.27
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2020	10,300,000	$ 0.36

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31,:

As of December 31, 2020

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,300,000	9.80	$0.36	7,466,662	$0.36

As of December 31, 2019

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.75	2,000,000	10	$0.75	2,000,000	$0.75

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 15: STOCK OPTIONS (CONTINUED)

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	December 31, 2020	December 31, 2019
Expected life (years)	10	10
Risk-free interest rate (%)	0.61	2.66
Expected volatility (%)	230	318
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$0.61	$0.91

For the twelve months ended December 31, 2020 and 2019 stock-based compensation expense related to vested options was $1,947,745 and $1,820,000, respectively.

NOTE 16: DISCONTINUED OPERATIONS

During May 2020 the Company decided to discontinue most of its operating activities pursuant to the Separation Agreement entered into by and among the Company, CanChew License Company (“CanCo”), CanChew Biotechnologies, LLC (“CanChew”), Medical Marijuana, Inc., Dr. George A. Anastassov (“Dr. Anastassov”), Dr. Philip A. Van Damme (“Dr. Van Damme”), Lekhram Changoer (“Mr. Changoer”), Sanammad Foundation, Netherlands and Sanammad Foundation, US (collectively, the “Sanammad Parties”). (see Note 1)

Pursuant to the terms of the Purchase Agreement dated as of May 6, 2020, Sanammad Parties agreed to acquire from the Company substantially all of its assets and its wholly-owned subsidiaries and to assume certain liabilities and its wholly-owned subsidiaries. Sanammad Parties agreed to pay a purchase price of $2,609,100 reflected in amount due Canchew were deemed paid in full. The sale, which was completed on May 6, 2020, did not include the Company’s cash and certain other excluded assets and liabilities.

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

The following is a summary of assets and liabilities sold, stock retired and gain recognized, in connection with the sale of assets to Sanammad parties:

Other current assets	$5,000
Total current assets	$510,017
Intangible assets, net of amortization	$47,375
Total asset	$562,392

Notes payable	$880,000
Accounts payable and accrued expenses	$210,640
Due to Canchew	$1,526,603
Stock retired	$1,857
Total liabilities and equity	2,619,100

The gain on sale of assets was reported during the period was determined as follows:
Loss on sale of assets	$562,392
Gain on sale of liabilities	$2,619,100

Net gain from sale of assets and liabilities	$2,056,708

The resulting gain from the sale will be fully offset by existing net operating loss carryforwards available to the Company.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

For the twelve months ended December 31, 2020 and 2019 the Company recognized interest expense of $13,957 and $26,400, respectively.

Additionally, the operating results and cash flows related to assets sold on May 06, 2020 are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the twelve months ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company has separately reported the asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20. The asset and liabilities have been reflected as discontinued operations, and consist of the following:

	December 31, 2020	December 31, 2019

Current asset of discontinued operations
Accounts receivable	$-	$315,843
Inventory	-	487,814
Loan receivable	-	5,000
Total current assets of discontinued operations	$-	$808,657

Noncurrent assets of discontinued operations
Other assets	$-	$50,534
Total noncurrent assets of discontinued operations	$-	$50,534

Current liabilities of discontinued operations
Accounts payable and accrued liabilities	$-	$552,577
Due to related party	-	1,526,603
Promissory note – related party note payable	-	1,046,926
Total current liabilities of discontinued operations	$-	$3,126,106

Loss from Discontinued Operations

The sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale for the twelve months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Net sales	$5,097	$166.390
Total expenses	$2,016,742	$3.647,023
Gain from sale of asset and liability	$(2,056,708)	$-
Other loss	$164,356	$-
Loss from discontinued operations	$(119,293)	$(3.480,633)

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of net cash provided by or use in operating activities, investing activities and financing activities for the assets and liabilities held for sale for the twelve months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Income (loss) from discontinued operations	$(119,293)	$(3,480,633)

Adjustment of non-cash activities	726,748	72,762
Decrease (increase) in accounts receivable	-	(315,843)
Increase in inventory	-	(478,017)
Increase (decrease) in accounts payable and accrued expenses	(1,823,057)	519,787
Net cash provided by (used in) operating activities	$(1,215,602)	$(3,681,944)

Net cash provided by (used in) investing activities	$27,490	$(27,490)
Net cash provided by (used in) financing activities	$(65,000)	$(78,917)

NOTE 17: COMMITMENT AND CONTINGENCIES

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. As of December 31, 2020 the Company recorded $1,947,745 of compensation expenses for vested stock options. Beginning in October 2019, the board decided to increase CEO base salary to $35,000 per month.

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. Beginning in October 2019, the board ratified to increase CFO base salary to $3,000 per month. As of December 31, 2020 the Company recorded $1,947,745 of compensation expense for vested stock options.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

In exchange for this license Kiss Industries will pay Axim 6% of gross sales as a royalty on all licensed products sold by Kiss. In the territory covered by this license which is the USA and Mexico. (Minimum annual royalty $50,000). Kiss will manufacture for Axim various licensed products at a price equal to 140% of Kiss’s cost. As of December 31, 2020 and 2019 Kiss Industries did not sell any Axim’s products.

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. In consideration of the License executed between Skysong Innovations and the Company, the SRA provides for a reduced overhead of 5% instead of the usual 67.7%. This overhead fee differential of $89,851 will be deferred for five (5) years with interest of 5% compounded annually. For the twelve months ended December 31, 2020, the Company recorded research and development expenses of $78,620.

On August 5, 2020 Sapphire was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (QSOX1) based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Sapphire is conducting this research with technology it has exclusively licensed from Skysong Innovations, LLC, the intellectual property management company for Arizona State University. Sapphire will subcontract tumor biology work for evaluating analog inhibitors for QSOX1 to Dr. Doug Lake’s laboratory at Arizona State University and Mayo Clinic Arizona.

Grant income received for the year ending December 31, 2020 was $115,899

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

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

Operating Lease

Lease Agreement—On March 3, 2020, Sapphire entered into a 3-year lease agreement (“Lease”) to relocate to a larger space within the same business park. The new space totals 1,908 square feet with monthly base rent in the 1st year $4,713, 2nd year $4,854 and 3rd year $5,000 at implicit interest rate of 6%. Upon commencement of the Lease on April 25, 2020, the previous lease will expire.

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2020. Below is a summary of our right of use assets and liabilities as of December 31, 2020.

Right-of-use assets	$130,722

Lease liability obligations, current	$53,851
Lease liability obligations, noncurrent	76,871
Total lease liability obligations	$130,722

Weighted-average remaining lease term	2.33 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the twelve months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Operating lease expense	$32,991*	$-
Short-term lease expense	20,831	35,696
Total lease expense	$53,822	$35,696

*The first lease payment was made and adjusted in preacquisition cost.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2020, are as follows:

Remainder of 2020	$-0-
2021	57,684
2022	59,416
2023	20,000
Total minimum payments	137,100
Less: amount representing interest	(6,378)
Total	$130,722

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

Litigation

As of December 31, 2020, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act,” made sweeping modification to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The Act replaced the prior law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2020 due to the recent enactment.

For the period ended December 31, 2020, The Company had available, for Federal income tax purposes, net operating losses of $9,024,000 which expire at various dates through December 31, 2030 and $13,490,076 which have no expiration date. The net operating loss carryovers may be subject to limitations under Internal Revenue Code section 382, due to significant changes in the Company’s ownership. If a change of ownership has occurred the net operating loss carryovers would be limited or might be eliminated.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the period ended December 31, 2020 and 2019 as follows:

Rate Reconciliation
	2020	2019
Expected tax at statutory rates	21.00%	21%

State Income Tax, Net of Federal benefit	6.98%	11.9%
Current Year Change in Valuation Allowance	-11.74%	-32.9%
Prior Year NOL True-Ups	-16.24%

AXIM BIOTECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 18: INCOME TAXES (CONTINUED)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

Deferred Tax Assets/(Liab.) Detail	2020	2019

Stock Compensation	646,963	-
Amortization	24,082	-
Interest	66,376	-
Net Operating Loss Carry Forward	6,038,109	6,022,948
Valuation Allowance	(6,775,530)	(6,022,948)
Total gross deferred tax assets	-	-

*The company moved its base operations to California in 2019

California Net operating Losses Total 8,355,508

NYS Net Operating Loss Total 14,157,020

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $6,775,530 and $6,022,948, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. Management believes it is more likely than not that the deferred tax asset will not be realized, so a 100% Valuation Reserve has been established at December 31, 2020. Company is aware that as of there may be section 382 limitations on loss carryforward due to , to the acquisition of Sapphire biotechnology but has not analyzed them at this time

NOTE 19: SUBSEQUENT EVENTS

On , March 3, 2021, March 18, 2021 and April 5, 2021 the Company issued 2,232,328 shares for cash of $622,500 pursuant to various Stock purchase agreements.. The cash was received in 2021.

On March 18, 2021 and April 5, 2021 the company issued 1,300,193 restricted shares of its common stock valued at $843,974 to third parties for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively