Form 10-Q
period 2021-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2021-05-24
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated Filer	Accelerated Filer	Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting Company	Emerging growth Company
[ ]	[ ]	[ ]	[X]	[ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,860,100 of common stock, par value $0.0001 per share, outstanding as of May 24, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)

Current assets:
Cash	$449,214	$457,181
Accounts receivables	32,870	-
Prepaid expenses	164,562	255,923
Inventory	20,181	-
Total current assets	666,827	713,104

Property and equipment, net of accumulated depreciation	117,383	104,094

Other Assets:
Notes receivable- related party	103,499	103,242
Goodwill	2,458,233	2,458,233
Research in progress	7,800,000	7,800,000
Security deposit	5,000	5,000
Operating lease right-of-use asset	117,546	130,722
Total other assets	10,484,278	10,497,197

TOTAL ASSETS	$11,268,488	$11,314,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$921,272	$1,073,142
Lease liability obligations (see note 15)	43,545	53,851
Due to shareholder	180	180
Due to first insurance funding	-	25,369
Promissory note (including accrued interest of $24,370 and $19,507, respectively) (see note 7)	348,588	343,725
Total current liabilities	1,313,585	1,496,267

Long-term liabilities:
Deferred tax liability	2,340,000	2,340,000
Convertible note payable (including accrued interest of $256,259 and $236,148, respectively) net of unamortized debt discount of $821,846 and $843,673, respectively (see note 10)	1,718,726	1,676,788
Convertible note payable - related party (including accrued interest of $193,648 and $158,648, respectively)	4,193,648	4,158,648
Lease liability obligations (see note 15)	74,001	76,871
Total long-term liabilities	8,326,375	8,252,307

TOTAL LIABILITIES	9,639,960	9,748,574

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 and 500,000 shares issued, 0 and 500,000 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized 127,528,507 and 125,327,579 shares issued and outstanding, respectively	12,753	12,533

Additional paid in capital	44,026,683	43,201,186
Common stock to be issued	303,500	201,974
Accumulated deficit	(42,714,458)	(41,849,922)
TOTAL STOCKHOLDERS' DEFICIT	1,628,528	1,565,821
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11.268,488	$11,314,395

See accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Revenues	$32,649	$-

Cost of goods sold	-	-

Gross profit	32,649	-

Operating Expenses:

Research and development expenses	100,953	-
Selling, general and administrative	793,346	687,887
Depreciation	6,350	839

Total operating expenses from continuing operations	900,649	688,726

Gain (Loss) from continuing operations	(868,000)	(688,726)

Other (income) expenses:
Interest income	(256)	-
Income form Grants from Government	(90,000)	-
Unrealized loss (gain) on marketable securities	-	104,705
Amortization of note discount	21,827	19,363
Interest expense	60,332	56,627
Total other (income) expenses	(8,097)	180,695

Loss before provision of income tax	(859,903)	(869,421)
Provision for income tax	-	-

Loss from continuing operations	(859,903)	(869,421)

Loss from discontinued operations	(4,633)	(1,158,946)

NET INCOME (LOSS)	$(864,536)	$(2,028,367)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(864,536)	$(2,028,367)

Earning per share from continuing operations
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Earning per share from discontinued operations
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

Earning per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding - basic and diluted	125,909,597	75,052,908

See accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholders' Deficit

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	64,854,539	$6,486	-	$-	-	$-	500,000	$50	500,000	$50	$50,000	$28,623,060	$(35,440,042)	$(6,760,396)

Common stock issued against common stock to be issued	250,000	25	-	-	-	-	-	-	-	-	(50,000)	49,975	-	-
Common stock issued for services	662,839	66	-	-	-	-	-	-	-	-	-	287,434	-	287,500
Common stock issued under registration statement on Form S-3	3,541,667	355	-	-	-	-	-	-	-	-	-	962,145	-	962,500
Subscription price adjustment	-	-	-	-	-	-	-	-	-	-	-	(518,948)	-	(518,948)
Beneficial conversion of 190K convertible note	-	-	-	-	-	-	-	-	-	-	-	190,000	-	190,000
Common stock issued for acquisition	54,000,000	5,400	-	-	-	-	-	-	-	-	-	7,500,600	-	7,506,000
Net loss													(2,028,367)	(2,028,367)
Balance at March 31, 2020	123,309,045	$12,331	-	$-	-	$-	500,000	$50	$500,000	$50	$-	$37,094,266	$(37,468,409)	$(361,712)

Balance at December 31, 2020	125,327,579	$12,533	-	$-	-	$-	-	$-	500,000	$50	$201,974	$43,201,186	$(41,849,922)	$1,565,821
Common stock to be issued for purchase of shares	-	-	-	-	-	-	-	-	-	-	168,500	-	-	168,500
Common stock issued against common stock to be issued received in PY	108,965	11	-	-	-	-	-	-	-	-	(66,974)	66,963	-	-
Common stock issued for severance payable of discontinued operation	379,463	38	-	-	-	-	-	-	-	-	-	224,963	-	225,001
Common stock and warrants issued for cash	1,712,500	171	-	-	-	-	-	-	-	-	-	433,829	-	434,000
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	99,742	-	99,742
Net loss													(864,536)	(864,536)
Balance at March 31, 2021	127,528,507	$12,753	-	$-	-	$-	-	$-	500,000	$50	$303,500	$44,026,683	$(42,714,458)	$1,628,528

AXIM BIOTECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

		For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(864,536)	$(2,028,367)
Less: Loss from discontinued operations		(4,633)	(1,158,946)
Loss from continuing operations		(859,903)	(869,421)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation		6,350	839
Stock based compensation		99,740	287,500
Amortization of prepaid insurance		23,370	31,280
Amortization of debt discount		21,827	19,363

Changes in operating assets & liabilities:
(Increase) decrease in accounts receivable		(32,870)	-
(Increase) decrease in interest receivable		(257)	2,692
Decrease in prepaid expenses		67,991	-
Increase in inventory		(20,181)	-
(Decrease) Increase in accounts payable and accrued expenses		133,105	139,873
Net cash provided by (used in) operating activities from continuing operations		(560,828)	(387,874)
Net cash provided by (used in) operating activities from discontinued operations		(4,633)	(685,640)
Net cash provided by (used in) operating activities		(565,461)	(1,073,514)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired in acquisition		-	79,814
Increase (decrease) in property and equipment		(19,639)	(3,342)
Net cash provided by (used in) investing activities from continuing operations		(19,639)	76,472
Net cash provided by (used in) investing activities from discontinued operations		-	-
Net cash provided by (used in) investing activities		(19,639)	76,472

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under SPA		602,502	962,500
Repayment of First Insurance Funding		(25,369)	(34,339)
Net cash provided by (used in) continuing financing activities		577,133	928,161
Net cash provided by (used in) discontinued financing activities		-	-
Net cash provided by (used in) financing activities		577,133	928,161

Net decrease in cash and cash equivalents		(7,967)	(68,881)
Cash and cash equivalents at beginning of period		457,181	511,630
Cash and cash equivalents at end of period		$449,214	$442,749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest		$-	$-
Income taxes - net of tax refund		$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued		$66,974	$50,000
Account receivable against conversion of debt and interest		$-	$75,074
Common stock issued for severance		$225,000	$-
Shares issued for acquisition of Sapphire Biotechnology		$-	$7,506,000
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition		$-	$1,845,000
Assets acquired and liability assumed for as a result of Sapphire Biotech Acquisition	$		$525,365
BCF related to discount on conversion		$-	$190,000
Subscription price adjustment		$-	$518,948
Others		$-	$71,782

See accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 1: ORGANIZATION

Axim Biotechnologies, Ind., (the “Company”) was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 6181 Cornerstone Court E Suite 114, San Diego, CA 92121. On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 11, 2015 the Company acquired a 100% interest in Can Chew License Company a Nevada incorporated licensing Company, through the exchange of 5,826,706 shares of its common stock.

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

NOTE 2: ACQUISITION OF SAPPHIRE BIOTECH, INC.

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM.

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

March 31, 2021 and 2020

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 3: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2021, and for the three months period ended March 31, 2021 and 2020 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of March 31, 2021 (unaudited) and December 31, 2020, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

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

NOTE 4: GOING CONCERN

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit as of March 31, 2021. The Company has historically financed its operations primarily through the sale of common stock, promissory notes and convertible notes. To date, none of the Company’s products related to continuing operations are still in the product development phase. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry. As shown in the condensed consolidated financial statements, the Company has working capital of $646,758 and has an accumulated deficit of $42,714,458 and has cash used in operating activities of continuing operations $560,828 and discontinued operations of $4,633. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

March 31, 2021 and 2020

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at March 31, 2021 and December 31, 2020. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. The Company have geographic concentration of customers for the three months ending March 31, 2021 and 2020.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

At March 31, 2021 and December 31, 2020, one customer accounted for 100% of accounts receivable. For the three months period ended March 31, 2021, one customer accounted for 100% of total revenue. For the three months period ended March 31, 2020, one customer accounted for 24% of total revenue. Accounts receivable and revenue were all generated from continuing operations for the three months ending March 31, 2021 .

Inventory

Inventory consists of raw materials owned by the Company and are stated at the lower of cost or market. As of March 31, 2021 and December 31, 2020, the Company had $20,181 and $-0-; respectively.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at March 31, 2021 and December 31, 2020, respectively, and none related to discontinued operations.

	March 31,	December 31,
	2021	2020
Equipment of continuing operations	$154,427	$134,788
Less: accumulated depreciation	$37,044	$30,694
	$117,383	$104,094

For the three months ended March 31, 2021 and 2020, the Company recognized depreciation expense of $6,350 and $839, respectively.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are amortized if they have a definite life, and not amortized if they have an indefinite life and then they are tested annually for impairment. The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at March 31, 2021 and December 31, 2020, respectively.

	March 31,	December 31,
	2021	2020
Goodwill	$2,458,233	$2,458,233
Research in progress	$7,800,000	$7,800,000
	$10,258,233	$10,258,233

Intangible assets of discontinued operations	$-	$-
Less: accumulated amortization and impairment	$-	$-
	$-	$-

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues are recognized when title for goods is transferred; non-refundable fees and proceeds from irrevocable agreements recognized when inflows or other enhancements of assets of the Company are received.

Revenues from continuing operations recognized for three months ended March 31, 2021 and 2020 amounted to $32,649, and $-0-, respectively. Revenues from discontinued operations recognized for three months ended March 31, 2021 and 2020 amounted to $-0-, $7,140, respectively.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

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

March 31, 2021 and 2020

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There were 32,771,800 common share equivalents at March 31, 2021 and 32,556,727 common shares at December 31, 2020. For the three months ended March 31, 2021 and 2020 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2021 and 2020 the Company incurred research and development expenses of $100,953 and $-0- from continuing operations, respectively. For the three months ended March 31, 2021 and 2020 the Company incurred research and development expenses of $-0- and $620,510 from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

Accounting Standards Implemented Since December 31, 2020

ASC Update 2021-04

Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)

The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in this Update do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. That is, accounting for those instruments continues to be subject to the requirements in other Topics. The amendments in this Update do not affect a holder’s accounting for freestanding call options.

ASC Update 2021-03

Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events

The amendments in this Update provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in Subtopic 350-20 as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. An entity that does not elect the accounting alternative for amortizing goodwill and that performs its annual impairment test as of a date other than the annual reporting date should perform a triggering event evaluation only as of the end of the reporting period. The amendments in this Update do not require incremental disclosures beyond the existing requirements in Topic 235, Notes to Financial Statements, and Subtopic 350-20.

ASC Update 2021-02

Franchisors—Revenue from Contracts with Customers (Subtopic 952-606): Practical Expedient

The amendments in this Update introduce a new practical expedient that simplifies the application of the guidance about identifying performance obligations. The practical expedient permits franchisors that are not public business entities to account for pre-opening services provided to a franchisee as distinct from the franchise license if the services are consistent with those included in a predefined list within the guidance.

ASC Update 2021-01

The amendments in this Update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC Update No. 2020-10

In October 2020, the FASB issued ASC Update No. 2020-10, Codification Improvements. Update No. 2020-10 amends a wide variety of Topics in the Codification in order to improve the consistency of the Codification and the application thereof, while leaving Generally Accepted Accounting Principles unchanged.

ASC Update No. 2020-06

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof. In February 2016, FASB issued an update 2016-02 and created Topic 842, Leases. Topic 842 effects any entity that enters into a lease arrangement with another person. The guidance in this update supersedes Topic 840. The main difference between previous GAAP and Topic 842 is the recognition of accounting policies for leases classified as operating leases under previous GAAP. The amendments in this update for public business entities that file with the Securities and Exchange Commission are effective for fiscal years beginning after Dec. 15, 2018 and the interim periods within that year with early application permitted for all entities. The Company adopted the lease accounting model as described in Topic 842 for the fiscal year begins on January 1, 2019 and it had no impact on date of adoptions

The Company has a long-term operating lease, and the long-term operating lease took effect in April 2020 (see note 15).

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof. See Note15 for more information related to the Company’s lease obligations.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Prepaid insurance	$22,278	$45,983
Prepaid software/services	142,284	209,940
	$164,562	$255,923

For the three months ended March 31, 2021 and 2020, the Company recognized amortization of prepaid expense of $32,870 and $31,280, respectively.

NOTE 7: PROMISSORY NOTE

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

For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $-0- and $9,076, respectively on this note all was related to discontinued operations.

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of March 31, 2021 and December 31, 2020, the principal and accrued interest balances were $348,588 and $343,725, respectively.

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of March 31, 2021 and December 31, 2020, the total outstanding balance was $20,000 and $60,000 respectively for consulting fees to Mr. Changoer included in accounts payable.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of March 31, 2021 and December 31, 2020, the total outstanding balance was $10,000 and $25,000, respectively included in accounts payable.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month-to-month basis at the discretion of management. As of March 31, 2021 and December 31, 2020, the total outstanding balance was $40,000 and $225,000 respectively for consulting fees included in accounts payable.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 7: PROMISSORY NOTE (CONTINUED)

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

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation. In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of March 31, 2021, the accrued severance payment was $40,000 to Dr. Anastassov, $20,000 to Mr. Changoer and $10,000 to Dr. Van Damme included in accounts payable.

The Company retains the right to prepay the severance obligations to Drs. Anastassov and Van Damme and Mr. Changoer, without penalty.

No claims were alleged by the Company against any party, and no claims were alleged against the Company. However, in connection with the transactions described above, the parties entered into a general mutual release of all claims.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 8: RELATED PARTY TRANSACTIONS

Related Party

The company has an employment agreement with Catlina Valencia at a rate of 15,000 per month commencing March 17, 2020. The agreement can be terminated with 30 days’ notice by either party.

The company has a consulting agreement with Glycodots LLC whereby it will provide the services of Dr. Sergei A. Svarovsky at a rate of 15,000 per month commencing March 17, 2020. The agreement can be terminated with 30 days’ notice by either party.

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of March 31, 2021 and December 31, 2020 is $102,567 for both periods, including interest accrued thereon of $932 and $675, respectively.

NOTE 9: DUE TO FIRST INSURANCE FUNDING

On June 25, 2020, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $93,357. A cash down payment of $18,671 was paid on July 6, 2020. Under the terms of the insurance financing, payments of $8,456, which include interest at the rate of 4.6% per annum, are due each month for nine months commencing on July 25, 2020.

The total outstanding due to First Insurance Funding as of March 31, 2021 and December 31, 2020 is $-0- and $25,369, respectively.

NOTE 10: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	193,648	158,648
Convertible note payable, net	$4,193,648	$4,158,648

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

March 31, 2021 and 2020

NOTE 10: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of March 31, 2021 and December 31, 2020, the balance of secured convertible note was $4,193,648 and $4,158,648 which included $193,648 and $158,648 accrued interest, respectively.

The following table summarizes convertible note payable as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	1,000,000	1,000,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	190,000
Convertible note payable, due on July 21, 2032, interest at 3.5% p.a.	609,835	609,835
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	256,259	236,148
Total	2,540,572	2,520,461
Less: unamortized debt discount/finance premium costs	(821,846)	(843,673)
Convertible note payable, net	$1,718,726	$1,676,788

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

As of March 31, 2021 and December 31, 2020, the balance of secured convertible notes was $560,659 and $556,420, which included $76,181 and $71,942 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2021 and December 31, 2020, this note has not been converted and the balance of secured convertible notes was $1,158,055 and $1,148,944, which included $158,055 and $148,944 accrued interest, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 10: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of March 31, 2021 and December 31, 2020, the balance of secured convertible note was $197,141 and $195,716, which included $7,141 and $5,716 accrued interest, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of March 31, 2021 and December 31, 2020, the balance of secured convertible note was $624,717 and $619,381, which included $14,882 and $9,546 accrued interest respectively.

During the three months ended March 31, 2021 and 2020, the Company amortized the debt discount on all the notes of $21,827 and $19,363, respectively, to other expenses. As of March 31, 2021 and December 31, 2020, unamortized debt discount was $821,846 and $843,673, respectively.

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. As of March 31,2021 December 31, 2020 there were 928,424 and 9,806,000 shares available for issuance under the Plan. The Company recorded compensation expense of $99,740 and $-0- during the three months ended March 31, 2021 and 2020.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 11: STOCK INCENTIVE PLAN (CONTINUED)

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

For the three months ended March 31, 2021 and 2020 the Company recorded compensation expense of $99,740 and $287,500, respectively.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of March 31, 2021, and December 31, 2020 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of March 31, 2021.

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

March 31, 2021 and 2020

NOTE 12: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Common Stock and Common Stock Warrants

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2021, and December 31, 2020, the Company had 127,528,507 and 125,327,579 shares of common stock issued and outstanding, respectively.

2021 Transactions:

Common Stock

During March 2021 the Company issued 1,712,500 shares for cash of gross $470,000 pursuant to various Stock purchase agreements. The cash was received in the first quarter ending 2021. $172,500 in cash was received for shares but not issued until subsequent to March 31, 2021 (see Subsequent events) The company also issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.75. Warrants are exercisable within a 3 year period from issuance.

Company paid finders fees of $20,000 in cash during this period for capital raise and will also issue shares equaling $16,000 in market value.

On March 18, 2021 the company issued 488,428 restricted shares of its common stock valued at $291,974 to third parties for certain services, recorded as consulting fees . Out of this 108,965 shares of common stock valued at $66,963 was adjusted with common stock to be issued of prior year

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 12: STOCKHOLDERS’ DEFICIT (CONTINUED)

2020 Transactions:

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

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated True-Up payments due to subscription price adjustment and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note (see note 10).

On July 22, 2020 the Company issued 65,359 and 130,719 restricted shares of its common stock to third party valued at $20,000 and $40,000 pursuant to the stock purchase agreement. The cash was received in 2020, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 12: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 13: STOCK OPTIONS

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years.

The stock option activity for three months ended March 31, 2021 and the year ended December 31, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,000,000	$0.75
Granted	8,300,000	0.27
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2020	10,300,000	0.36
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2021	10,300,000	$0.36

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31,2021 and December 31,2020:

As of March 31, 2021

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,300,000	9.5	$0.36	7,466,662	$0.36

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 13: STOCK OPTIONS (CONTINUED)

As of December 31, 2020

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,300,000	9.8	$0.36	7,466,662	$0.36

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	March 31,	December 31,
	2021	2020
Expected life (years)	10	10
Risk-free interest rate (%)	1.74	0.61
Expected volatility (%)	190	230
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$1.74	$0.61

For the three months ended March 31, 2021 and 2020 stock-based compensation expense related to vested options was $99,740 and $287,500, respectively.

NOTE 14: DISCONTINUED OPERATIONS

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

March 31, 2021 and 2020

NOTE 14: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of assets and liabilities sold, stock retired and gain recognized, in connection with the sale of assets to Sanammad parties:

Other current assets	$5,000
Total current assets	$510,017
Intangible assets, net of amortization	$47,375
Total asset	$562,392

Notes payable	$880,000
Accounts payable and accrued expenses	$210,640
Due to Canchew	$1,526,603
Stock retired	$1,857
Total liabilities and equity	$2,619,100

The gain on sale of assets was reported during the period was determined as follows:
Loss on sale of assets	$562,392
Gain on sale of liabilities	$2,619,100

Net gain from sale of assets and liabilities	$2,056,708

The resulting gain from the sale will be fully offset by existing net operating loss carryforwards available to the Company.

For the three months ended March 31, 2021 and 2020 the Company recognized interest expense of $-0- and $-0-, respectively.

Additionally, the operating results and cash flows related to assets sold on May 06, 2020 are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the twelve months ended December 31, 2020 and 2019.

As of March 31, 2021 and 2020, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

Loss from Discontinued Operations

The sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale (discontinued operations) for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Net sales	$-	$7,140
Total expenses	$4,633	$1,166,086
Gain from sale of asset and liability	$-	$-
Other loss (income)	$-	$1,158,946
Loss from discontinued operations	$(4,633)	$(1,158,946)

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 14: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of net cash provided by or used in operating activities, investing activities and financing activities for the assets and liabilities held for sale (discontinued operations) for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Income (loss) from discontinued operations	$(4,633)	$(1,158,946)

Net cash provided by (used in) operating activities	$(4,633)	$(685,640)

Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$-	$-

NOTE 15: COMMITMENT AND CONTINGENCIES

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

March 31, 2021 and 2020

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

In exchange for this license Kiss Industries will pay Axim 6% of gross sales as a royalty on all licensed products sold by Kiss. In the territory covered by this license which is the USA and Mexico. (Minimum annual royalty $50,000). Kiss will manufacture for Axim various licensed products at a price equal to 140% of Kiss’s cost. As of March 31, 2021 and December 31, 2020 Kiss Industries did not sell any Axim’s products.

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. In consideration of the License executed between Skysong Innovations and the Company, the SRA provides for a reduced overhead of 5% instead of the usual 67.7%. This overhead fee differential of $89,851 will be deferred for five (5) years with interest of 5% compounded annually. For the three months ended March 31, 2021, the Company recorded research and development expenses of $95,953.

On August 5, 2020 Sapphire was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (QSOX1) based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Sapphire is conducting this research with technology it has exclusively licensed from Skysong Innovations, LLC, the intellectual property management company for Arizona State University. Sapphire will subcontract tumor biology work for evaluating analog inhibitors for QSOX1 to Dr. Doug Lake’s laboratory at Arizona State University and Mayo Clinic Arizona. Grant income received for the three months ended March 31, 2021 and 2020 was $90,000 and $0; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 15: COMMITMENT AND CONTINGENCIES (CONTINUED)

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2020. Below is a summary of our right of use assets and liabilities as of March 31, 2021.

Right-of-use assets	$117,546

Lease liability obligations, current	$43,545
Lease liability obligations, noncurrent	74,001
Total lease liability obligations	$117,546

Weighted-average remaining lease term	2.08 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the three months ended March 31, 2021 and 2020:

	March 31,	March 31,
	2021	2020
Operating lease expense	$14,139*	$-
Short-term lease expense	3,213	-
Total lease expense	$17,352	$-

*We recorded $17,352 of operating lease expense this includes $3,213 of maintenance

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2021, are as follows:

Remainder of 2021	$43,545
2022	59,416
2023	20,000
Total minimum payments	122,961
Less: amount representing interest	(5,415)
Total	$117,546

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 15: COMMITMENT AND CONTINGENCIES (CONTINUED)

Litigation

As of March 31, 2021, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 16: SUBSEQUENT EVENTS

On April 05, 2021, the Company issued a total of 175,000 Common Stock Purchase Warrants (exercise price $0.30) to third party. Pursuant to an extension approved by the Board of Directors on April 05, 2021, all Warrants shall be valid for 36 months from effective date included cashless exercise. The cash was received in 2021 for the purchase of the warrants and common stock described in next paragraph.

On April 05, 2021, the Company issued 344,828 restricted shares of its common stock to third party valued at $100,000 pursuant to the stock purchase agreement. The cash was received in 2021.

On April 05, 2021 the company issued 811,765 restricted shares of its common stock valued at $552,000 to third party for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively.

On May 14, 2021, The Company entered into the Equity Purchase Agreement with Cross, pursuant to which we have the right to “put,” or sell, up to $10,000,000 worth of shares of our common stock to Cross. As provided in the Equity Purchase Agreement, we may require Cross to purchase shares of our common stock from time to time by delivering a put notice to Cross specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each put notice. We may determine the Investment Amount, provided that such amount may not be more than 500% of the average daily trading volume in dollar amount for our common stock during the five trading days preceding the date on which we deliver the applicable put notice, unless waived by Cross in its sole discretion. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. Cross will have no obligation to purchase shares under the Equity Line to the extent that such purchase would cause Cross to own more than 4.99% of our issued and outstanding shares of common stock.

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

1.US Provisional Application No. 63/152,807 filed February 23, 2021

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

A. Polyfunctional Cannabinoids

1.US Provisional Patent Application No 3/014,471 filed April 23, 2020

Title: Polyfunctional Cannabinoids

Assignee: Axim Biotechnologies, Inc.

The invention relates to cannabinoid constructs that may produce more potent response than individual cannabinoid molecules with the additional benefit of being more water- soluble and bioavailable.

Trade Secrets

We rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these procedures, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Market, Customers and Distribution Methods

Our focus is on the development of innovative diagnostic and pharmaceutical products focusing on diseases and conditions for which currently there are no known efficient therapeutic ingredients or delivery systems. We plan to be an active player in this field of biosciences with our extensive R&D and pipeline of innovative products.

In August, we signed an exclusive licensing, manufacturing, and distribution agreement with Empowered Diagnostics LLC to execute the high-volume production of our rapid point-of-care diagnostic test. AXIM and Empowered have completed the technology transfer and Empowered Diagnostics have built out their production facility to be able to manufacture millions of our neutralizing antibody tests for Covid-19 per month.

Competition

The biotech industries are characterized by rapidly advancing technologies, intense competition, a strong emphasis on proprietary products and intellectual property. While we believe that our scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing diagnostic tests and therapies and those products currently in development, but we will also have to compete with new technologies that may become available in the future.

We expect that the market will become increasingly competitive in the future. Many of our competitors, either alone or together with their collaborative partners, operate much larger research and development programs, and have substantially greater commercial and financial resources than we do, as well as significantly greater experience in: developing product candidates and technologies, undertaking preclinical studies and clinical trials, obtaining FDA and other regulatory approvals of product candidates, formulating and manufacturing diagnostic products and drug candidates and launching, marketing and selling these candidates. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in developing, selling, and marketing their products.

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

An EUA would allow us to market and sell the test without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for the test, we will rely on the FDA policies and guidance in connection with the marketing and sale of the test. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of the test could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for the test will remain in place. The termination of an EUA for the test, if granted, could adversely impact our business, financial condition, and results of operations.

We may also seek additional EUAs from the FDA for our other product candidates for the detection and/or treatment of COVID-19 and the SARS-CoV-2 virus. If granted, the additional EUAs would allow us to market and sell additional product candidates without the need to pursue the lengthy and expensive drug approval process. There is no guarantee that we will be able to obtain any additional EUAs. Failure to obtain additional EUAs or the termination of such EUAs, if obtained, could adversely impact our business, financial condition, and results of operations.

Employees

As of May 24, 2021, we have 4 full-time employees and 1 part-time employee. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended March 31,2021 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the three months ended March 31, 2021 to March 31, 2020.

For the three months periods ended March 31, 2021 and 2020, our revenues from continuing operations totaled $32,649 and $-0-, respectively, our revenues from discontinued operations totaled $-0- and $7,140, respectively.

	Three months Period Ended 31-Mar-21	Three months Period Ended 31-Mar-20	$ Change	% Change
Research and development	$100,953	$-	$100,953	100%
Depreciation	6,350	839	5,511	657%
Advertising and promotions	108,987	320,011	(211,024)	(66)%
Travel and entertainment expenses	4,835	-	4,835	100%
Office/Other expenses	19,371	30,861	(11,490)	(37)%
Licenses and permits	16,851	-	16,851	100%
Legal and other fees	89,615	103,913	(14,298)	(14)%
Officers’salary and wages	253,584	115,766	137,818	119%
Consulting fees	72,500	34,000	38,500	113%
Compensation costs	99,740	-	99,740	100%
Audit fees	63,750	20,000	43,750	219%
Filing fees	781	1,390	(609)	(44)%
Insurance expense	23,019	30,524	(7,505)	(25)%
Taxes	1,597	126	1,471	1,167%
Directors fees	20,000	25,000	(5,000)	(20)%
Rent expenses	17,352	-	17,352	100%
Others	1,364	6,296	(4,932)	78%

Total	$900,649	$688,726	$211,923	31%

Our operating expenses from continuing operations for the three months periods ended March 31, 2021 and 2020, were $900,649 and $688,726, respectively. Our operating expenses from discontinued operations for the three months periods ended March 31, 2021 and 2020, were $4,633 and $1,158,946, respectively. The changes for the three months period ended March 31, 2021, were primarily due to the decision of the management to recognize expenses $240,769 for the account receivables in March 31, 2020and an increase in officers’ salary and wages. The Company incurred $91,002 and $31,280 of amortization of prepaid expenses included in above table in insurance expense and Advertising and promotions and impairment expense during the three months ended March 31, 2021 and 2020, respectively.

Other (Income) expenses:

Our Interest receivable for the three months ended March 31, 2021 and 2020, was $256, $ -0- respectively.

The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0- and $104,705 for from discontinued operations the three months ended March 31, 2021 and 2020, respectively, The changes for the three months period ended March 31, 2021, were primarily due to cancel the trading securities in 2020.

Our interest expense of continuing operations for the three months ended March 31, 2021 and 2020, was $60,332 and $56,627, respectively. The changes for the three months period ended March 31, 2021, were primarily due to accretion of the convertible notes of TL-66. Our interest expense of discontinued operations for the three months ended March 31, 2021 and 2020, was $-0- and $-0-, respectively.

The Company incurred $21,827 and $19,363 amortization expense on debt discount during the three months ended March 31, 2021 and 2020, respectively. The changes for the three months period ended March 31, 2021, were primarily due to accretion of the Debt discounted.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has working capital of $646,758 and has an accumulated deficit of $42,714,458, has cash used in continuing operating activities of $560,828 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Three months ended March 31, 2021 and 2020

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $560,828 and $4,633 respectively for the three months ended March 31, 2021, as compared to net cash used of $387,874 and $685,640 for the three months ended March 31, 2020. For the three months ended March 31, 2021 stock-based compensation was $99,740 and amortization of debt discount was $21,827. For the three months ended March 31, 2020 these non-cash expenses were stock-based compensation of $287,500 and amortization of $19,363. For the three months ended March 31, 2021 and 2020 the Company recorded increase (decrease) to accounts payable and accrued expenses $133,105 and $139,873 of continuing operating activities.

Net Cash Provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended March 31, 2021 was $(19,639) compared to $76,472 for the same period in 2020 due to $79,814 cash acquired in Sapphire acquisition off set by cash used in equipment purchase for $3,342.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months period ended March 31, 2021, was $577,133 and $928,161 for the same period in 2020.

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

Recently issued accounting standards

Issued In 2021

ASC Update 2021-04

Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)

The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in this Update do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. That is, accounting for those instruments continues to be subject to the requirements in other Topics. The amendments in this Update do not affect a holder’s accounting for freestanding call options.

ASC Update 2021-03

Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events

The amendments in this Update provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in Subtopic 350-20 as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. An entity that does not elect the accounting alternative for amortizing goodwill and that performs its annual impairment test as of a date other than the annual reporting date should perform a triggering event evaluation only as of the end of the reporting period. The amendments in this Update do not require incremental disclosures beyond the existing requirements in Topic 235, Notes to Financial Statements, and Subtopic 350-20.

ASC Update 2021-02

Franchisors—Revenue from Contracts with Customers (Subtopic 952-606): Practical Expedient

The amendments in this Update introduce a new practical expedient that simplifies the application of the guidance about identifying performance obligations. The practical expedient permits franchisors that are not public business entities to account for pre-opening services provided to a franchisee as distinct from the franchise license if the services are consistent with those included in a predefined list within the guidance.

ASC Update 2021-01

The amendments in this Update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition.

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

Foreign Currency Transactions

Our Foreign currency gain (loss) were $(113) for the three months ended March 31, 2021 was $(598) for the same period in 2020. All Foreign currency gain (loss) were related to discontinued operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2021. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2021. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware on any material pending, threatened or unasserted claims.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2021 and March 31, 2021 the Company issued total 2,200,928 shares valued $761,974 pursuant to the Company’s Registration Statement on Form S-3. The Company received $470,000 in cash.

On March 3, 2021, March 18, 2021 and April 5, 2021 the Company issued 2,232,328 shares for cash of $622,500 pursuant to various Stock purchase agreements. The cash was received in 2021.

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

On May 14, 2021 The Company entered into the Equity Purchase Agreement with Cross, pursuant to which we have the right to “put,” or sell, up to $10,000,000 worth of shares of our common stock to Cross. As provided in the Equity Purchase Agreement, we may require Cross to purchase shares of our common stock from time to time by delivering a put notice to Cross specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each put notice. We may determine the Investment Amount, provided that such amount may not be more than 500% of the average daily trading volume in dollar amount for our common stock during the five trading days preceding the date on which we deliver the applicable put notice, unless waived by Cross in its sole discretion. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. Cross will have no obligation to purchase shares under the Equity Line to the extent that such purchase would cause Cross to own more than 4.99% of our issued and outstanding shares of common stock.

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

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of March 31, 2021, the principal balance of this note was $645,176 and $90,604 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2021, this note has not been converted, the principal balance of this note was $1,484,478 and $234,236 in accrued interest.

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The principal amount of $4,000,000 together with interest computed on the basis of 360-day year and compounded semi-annual basis at the rate equal to 3.5% per annum. The interest shall be payable on a semi-annual basis beginning on May 1, 2019 and thereafter on the first day of each May and November until the Maturity Date – November 1, 2021, at which time all principal and interest accrued hereon shall be due and payable. As of March 31, 2021, the principal of secured convertible notes was $4,000,000 and $193,648 accrued interest.

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

Upon issuance, the Convertible Note was convertible into shares of the Company’s common stock at $1.90 per share. At December 31, 2019, the Company determined that the Convertible Note contained a beneficial conversion feature for which a full discount was recorded on the Convertible Note. The fair market value of the Company’s common stock was based upon the estimated per share acquisition price per the pending acquisition of the Company, see Note 10 for additional information. The discount of $190,000 will be amortized using the effective interest method and will be fully amortized by December 31, 2034.

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of March 31, 2021, the principal of secured convertible note was $176,670 and $7,141 accrued interest.

On December 31, 2019, Sapphire Biotech, Inc. entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to the Company in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of March 31, 2021, the principal and accrued interest balances were $324,218 and $24,370 accrued interest.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated True-Up payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permiited to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion, resulting in a loss of $823,497 accounted as loss on debt extinguishment. As of March 31, 2021, the principal and accrued interest balances were $609,835 and $14,882, accrued interest.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: May 24, 2021	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: May 24, 2021	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer