Form 10-Q
period 2021-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2021-08-23
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated Filer	Accelerated Filer	Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting Company	Emerging growth Company
☐	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,261,989 of common stock, par value $0.0001 per share, outstanding as of August 20, 2021.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2021

	June 30, 2021	Dec 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$202,185	$457,181
Accounts receivables	11,873	—
Prepaid expenses	177,258	255,923
Inventory	20,509	—
Total current assets	411,825	713,104

Property and equipment, net of accumulated depreciation	110,932	104,094

Other Assets:
Notes receivable- related party	103,755	103,242
Goodwill	2,458,233	2,458,233
Developed research in progress, net of accumulated amortization	7,158,904	7,800,000
Security deposit	5,000	5,000
Operating lease right-of-use asset	104,185	130,722
Total other assets	9,830,077	10,497,197

TOTAL ASSETS	$10,352,834	$11,314,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$853,210	$1,073,142
Lease liability obligations (see note 15)	58,540	53,851
Due to shareholder	180	180
Due to first insurance funding	98,888	25,369
Promissory note (including accrued interest of $29,234 and $19,507, respectively)(see note 7)	353,452	343,725
Total current liabilities	1,364,270	1,496,267

Long-term liabilities:
Deferred tax liability	2,340,000	2,340,000
Convertible note payable (including accrued interest of $192,521 and $236,148, respectively) net of unamortized debt discount of $640,552 and $843,673, respectively(see note 10)	1,336,282	1,676,788
Convertible note payable - related party (including accrued interest of $229,037 and $158,648, respectively)	4,229,037	4,158,648
Lease liability obligations (see note 15)	45,645	76,871
Total long-term liabilities	7,950,964	8,252,307

TOTAL LIABILITIES	9,315,234	9,748,574

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 0 and 0 shares issued and outstanding, respectively	—	—
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized 133,024,435 and 125,327,579 shares issued and outstanding, respectively	13,302	12,533
Additional paid in capital	47,763,130	43,201,186
Subscription receivable	(332,500)	—
Common stock to be issued	135,000	201,974
Accumulated deficit	(46,541,382)	(41,849,922)
TOTAL STOCKHOLDERS' DEFICIT	1,037,600	1,565,821

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,352,834	$11,314,395

 See accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

As of June 30, 2021

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	14,875	—	47,524	—

Cost of goods sold	—	—	—	—

Gross profit	14,875	—	47,524	—

Operating Expenses:

Research and development expenses	48,066	121,437	149,019	126,292
Selling, general and administrative	1,499,917	537,140	2,293,263	1,257,816
Amortization of Other Assets	641,096	—	641,096	—
Depreciation	6,834	4,285	13,184	5,124

Total operating expenses from continuing operations	2,195,913	662,862	3,096,562	1,389,232

Gain (Loss) from continuing operations	(2,181,038)	(662,862)	(3,049,038)	(1,389,232)

Other (income) expenses:
Interest income	(257)	(158)	(513)	(158)
Income from Grants from Government	(129,995)	—	(219,995)	—
Unrealized loss (gain) on marketable securities	—	—	—	104,705
Realized loss (gain) on marketable securities	—	109,040	—	109,040
Amortization of note discount	181,295	22,071	203,122	41,432
Loss on Extinguishment of Debt	1,535,264	—	1,535,264	—
Interest expense	59,576	55,957	119,908	106,075
Total other (income) expenses	1,645,883	186,910	1,637,786	361,094

Loss before provision of income tax	(3,826,921)	(849,772)	(4,686,824)	(1,750,326)
Provision for income tax	—	—	—	—

Income (loss) from continuing operations	(3,826,921)	(849,772)	(4,686,824)	(1,750,326)

Income (loss) from discontinued operations	—	770,383	(4,633)	(357,430)

NET INCOME (LOSS)	(3,826,921)	(79,389)	(4,691,457)	(2,107,756)

NET INCOME / LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,826,921)	(79,389)	(4,691,457)	(2,107,756)

Earnings per share from continuing operations
Basic	(0.03)	(0.01)	(0.04)	(0.02)
Diluted	(0.03)	(0.01)	(0.04)	(0.02)

Earnings per share from discontinued operations
Basic	—	0.01	0	0
Diluted	—	0.01	0	0

Earnings per share
Basic	(0.03)	0	(0.04)	(0.02)
Diluted	(0.03)	0	(0.04)	(0.02)

Weighted average common shares outstanding - basic and diluted	129,741,614	128,464,227	127,740,107	101,877,631

See accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholders' Deficit

			Series B Convertible		Series C Convertible				Subscription
	Common Stock		Preferred Stock		Preferred Stock		Common Stock	Additional	Amount	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Paid In Capital	Receivable	Deficit	Total
Balance at December 31, 2019	64,854,539	$6,486	500,000	$50	500,000	$50	$50,000	$28,623,060	$—	$(35,440,042)	$(6,760,397)
Common stock to be issued for Note receivable and True-up adjustment											—
Common stock issued against common stock to be issued received in PY	250,000	25					(50,000)	49,975			—
Common stock issued for services	662,839	66						287,434			287,500
Common stock issued under registration statement on Form S-3	3,541,667	355						962,145			962,500
Subscription price adjustment								(518,948)			(518,948)
Beneficial conversion of 190K convertible note								190,000			190,000
Common stock issued for acquisition	54,000,000	5,400						7,500,600			7,506,000
Net loss				—		—			—	(2,028,367)	(2,028,367)
Balance at March 31, 2020	123,309,045	$12,331	500,000	$50	500,000	$50	$—	$37,094,266	$—	$(37,468,409)	$(361,712)
Common stock to be issued							135,000				135,000
Common stock issued for severance	477,025	48						149,952			150,000
Common stock issued under registration statement on Form S-3	3,953,125	395						547,605			548,000
Common stock issued per stock purchase agreement	3,975,383	397						699,603			700,000
Series B preferred stock retirement			(500,000)	(50)							(50)
Retired common stock	(18,570,356)	(1,857)									(1,857)
Subscription price adjustment								(90,887)			(90,887)
Net loss				—		—			—	(79,389)	(79,389)
Balance at June 30, 2020	113,144,222	$11,314	—	$—	500,000	$50	$135,000	$38,400,539	$—	$(37,547,798)	$999,105

Balance at December 31, 2020	125,327,579	$12,533	—	$—	500,000	$50	$201,974	$43,201,186	$—	$(41,849,922)	$1,565,821
Common stock to be issued for Note receivable and True-up adjustment											—
Common stock to be issued for purchase of shares							168,500				168,500
Common stock issued against common stock to be issued received in PY	108,965	11					(66,974)	66,963			—
Common stock issued for severance payable of discontinued operation	379,463	38						224,963			225,001
Common stock issued for cash	1,712,500	171						433,829			434,000
Stock based compensation - stock options								99,742			99,742
Net loss				—		—			—	(864,536)	(864,536)
Balance at March 31, 2021	127,528,507	$12,753	—	$—	500,000	$50	$303,500	$44,026,683	$—	$(42,714,458)	$1,628,528
Common stock issued for services	1,114,351	111					(16,000)	792,389			776,500
Common stock issued for cash	1,234,113	123					(152,500)	402,376			249,999
Convertible note and accrued interest converted to common stock	2,647,464	265						582,442			582,707
Other	500,000	50						332,450	(332,500)		—
Stock based compensation - stock options	—	—						91,526			91,526
Loss on extinguishment of debt								1,535,264			1,535,264
Net loss				—		—			—	(3,826,924)	(3,826,924)
Balance at June 30, 2021	133,024,435	$13,302	—	$—	500,000	$50	$135,000	$47,763,130	$(332,500)	$(46,541,382)	$1,037,600

 See accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six months Ended June 30, 2021	For the Six Months Ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,691,457)	$(2,107,756)
Less: Gain (Loss) from discontinued operations	(4,633)	(357,430)
Loss from continuing operations	(4,686,824)	(1,750,326)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	13,184	5,124
Stock based compensation	191,266	287,500
Amortization of prepaid insurance/expense	216,158	68,079
Amortization of debt discount	203,121	41,432
Common stock issued for services	776,500	—
Amortization(impairment) of intangible assets	641,096	6,763
Loss on extinguishment of debt	1,535,264	—
Unrealized (gain) loss on marketable securities	—	104,705
Realized (gain) loss on marketable securities	—	109,040

Changes in operating assets & liabilities:
Increase in accounts receivable	(11,872)	—
(Increase) in interest receivable	(514)	—
Increase in prepaid insurance/expenses	(137,493)	(94,779)
Increase in inventory	(20,509)	—
Increase in accounts payable and accrued expenses	124,263	209,784
Net cash provided by (used in) operating activities from continuing operations	(1,156,360)	(1,012,678)
Net cash provided by (used in) operating activities from discontinued operations	(4,633)	(797,939)
Net cash provided by (used in) operating activities	(1,160,993)	(1,810,617)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	—	79,814
Purchase of property and equipment	(20,022)	(70,828)
Net cash provided by (used in) investing activities from continuing operations	(20,022)	8,986
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(20,022)	8,986

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under registration statement on Form S-3	—	1,510,500
Common stock issued under SPA	852,500	700,000
Proceed from First Insurance Funding	73,519	35,933
Net cash provided by (used in) continuing financing activities	926,019	2,246,433
Net cash provided by (used in) discontinued financing activities	—	(65,000)
Net cash provided by (used in) financing activities	926,019	2,181,433

Net (decrease) increase in cash and cash equivalents	(254,996)	379,802
Cash and cash equivalents at beginning of period	457,181	511,630
Cash and cash equivalents at end of period	$202,185	$891,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—
Income taxes - net of tax refund	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$66,974	$50,000
Account receivable against conversion of debt and interest	$—	$75,074
Common stock issued for severance	$225,000	$150,000
Shares issued for acquisition of Sapphire Biotechnology	$—	$7,506,000
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition	$—	$1,845,000
Assets acquired and liability assumed for as a result of Sapphire Biotech Acquisition	$—	$525,365
BCF related to discount on conversion	$—	$190,000
Common stock issued for note receivable	$—	$135,000
Adoption of lease obligation and ROU asset	$—	$164,910
Common stock retired	$—	$1,857
Subscription price adjustment	$—	$609,835
Convertible note and accrued interest converted to common stock	$582,707	$—
Others	$—	$71,782

See accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

Consideration:
Cash and cash equivalents	$79,814
Property and equipment, net	20,533
In process Research & Development (IPRD)	7,800,000
Goodwill	2,458,233
Security deposit	12,785
Total asset acquired	$10,371,365

Accrued expenses and other current liabilities	$5,767
Deferred taxes liability	2,340,000
Notes Payable including convertible and discount on conversion	519,598
Total liabilities assumed	$2,865,365
Net assets acquired	$7,506,000

The fair value of acquired IPR&D was determined using the income approach, based on the likelihood of success of products reaching final development and commercialization. The fair value of acquired IPR&D was capitalized as of the Closing Date and is subsequently accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the Closing Date, this asset will be amortized over a period of 36 months.

The acquired in process Research and development as it relates to rapid COVID testing has reached the commercialization stage and is awaiting FDA EUA.

The $2,458,233 of goodwill is not expected to be deductible for tax purposes.

The effective settlement of receivable/payable between the Company and Sapphire deemed to be not material, which was recorded as gain on intercompany transaction in P&L.

NOTE 3: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2021, and for the three months period ended June 30, 2021 and 2020 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of June 30, 2021 (unaudited) and December 31, 2020, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 26, 2021.

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

NOTE 4:GOING CONCERN

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit as of June 30, 2021. The Company has historically financed its operations primarily through the sale of common stock, promissory notes and convertible notes. To date, none of the Company’s products related to continuing operations are still in the product development phase. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry. As shown in the condensed consolidated financial statements, the Company has deficit in working capital of $952,445 and has an accumulated deficit of $46,541,382 and has cash used in operating activities of continuing operations $1,156,360 and discontinued operations of $4,633. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at June 30, 2021 and December 31, 2020. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. The Company have geographic concentration of customers for the three months ending June 30, 2021 and 2020.

Concentrations

On June 30, 2021 and December 31, 2020, one customer accounted for 100% of accounts receivable. For the six months period ended June 30, 2021, one customer accounted for 100% of total revenue. For the six months period ended June 30, 2020, one customer accounted for 4% of total revenue. Accounts receivable and revenue were all generated from continuing operations for the six months ending June 30, 2021.

Inventory

Inventory consists of raw materials owned by the Company and are stated at the lower of cost or market. As of June 30, 2021 and December 31, 2020, the Company had $20,509 and $-0-; respectively.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following on June 30, 2021 and December 31, 2020, respectively, and none related to discontinued operations.

	June 30,	December 31,
	2021	2020
Equipment of continuing operations	$154,809	$134,788
Less: accumulated depreciation	$43,877	$30,694
Property, Plant and Equipment, Net	$110,932	$104,094

For the six months ended June 30, 2021 and 2020, the Company recognized depreciation expense of $13,184 and $5,124, respectively.

In-Process Research and Development (IPR&D)

The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset will be assigned a useful life and amortized.

The fair value of an IPR&D intangible asset is determined using an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition, and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The development of IPR&D reached completion in April 2021.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment loss is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are amortized if they have a definite life, the amortization is estimated in straight line through three years starting in April 2021. The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following on June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
	2021	2020
Goodwill	$2,458,233	$2,458,233
Research in progress	$7,800,000	$7,800,000
Finite-Lived Intangible Assets, Gross	$10,258,233	$10,258,233

Less: accumulated amortization	$641,096	$—
Intangible Assets, Net (Including Goodwill)	$9,617,137	$—

Estimated aggregate amortization expense for each of the three succeeding years ending December 31 is as follows:

	2021	2022	2023	2024
Amortization expense	$1,951,779	$2,600,000	$2,600,000	$648,221

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

Revenues from continuing operations recognized for three and six months ended June 30, 2021 and 2020 amounted to $14,875, $47,524, $0 and $-0-, respectively. Revenues from discontinued operations recognized for three and six months ended June 30, 2021 and 2020 amounted to $-0-, $-0-, and $7,990, $15,130,respectively.

Grant Income

In 2021 the Company has received government grants to drive its research and development efforts. Through these government grants, the government has provided funding for the Company to perform research and development activities which will assist in developing its products. The Company believes the government entities funding these grants are interested in the Company advancing its underlying technologies through research activities and not providing incentives for hiring employees or building facilities that would suggest that the grant monies are not for specific research activities.

In determining how to classify the monies received under government grants, the Company acknowledges that there is no specific guidance under US GAAP and that the FASB and AICPA have often drawn upon the guidance in IAS 20 for classification. In considering the alternatives provided by IAS 20 for the presentation of these grants in the Company’s financial statements, the Company believes that recognizing the government grant proceeds as a component of other revenue is a better reflection of the economics of the arrangements as the Company earns the funding through the performance of research and development which is not one of the Company’s primary business activities or central to its operations. The Company believes that presenting research and development funding from government grants, as other revenue provides consistency in our financial reporting.  The Company also believes that this presentation clearly presents to users of its financial statements in one line the Company’s sources of funding from these grants. The Company notes that there are no contingencies associated with the receipt of or ability to retain the funds under the grant, other than undertaking and performing the related research and development activities.

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the three and six months ended June 30, 2021 and 2020 was $129,995, $219,995 and $-0-, $-0- respectively.

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

There were 30,335,782 common share equivalents at June 30, 2021 and 32,556,727 common shares at December 31, 2020. For the six months ended June 30, 2021 and 2020 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three and six months ended June 31, 2021 and 2020 the Company incurred research and development expenses of $48,066, $149,019 and $121,437, $126,292 from continuing operations, respectively. For the three months ended June 30, 2021 and 2020 the Company incurred research and development expenses of $-0-, $-0- and $-0-, $-0- from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

ASC Update No. 2020-06

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity.

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

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Prepaid insurance	$120,034	$45,983
Prepaid services	57,224	209,940
	$177,258	$255,923

For the three and six months ended June 31, 2021 and 2020, the Company recognized amortization of prepaid expense of $105,353, $34,108 and $216,158, $68,079, respectively.

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

For the three and six months ended June 30, 2021 and 2020, the Company recognized interest expense of $59,576, $119,908 and $55,957, $106,075, respectively on this note all was related to discontinued operations.

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of June 30, 2021 and December 31, 2020, the principal and accrued interest balances were $353,452 and $343,725, respectively.

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of June 30, 2021 and December 31, 2020, the total outstanding balance was $20,000 and $60,000 respectively for consulting fees to Mr. Changoer included in accounts payable.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of June 30, 2021 and December 31, 2020, the total outstanding balance was $10,000 and $25,000, respectively included in accounts payable.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month-to-month basis at the discretion of management. As of June 30, 2021 and December 31, 2020, the total outstanding balance was $40,000 and $225,000 respectively for consulting fees included in accounts payable.

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

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation. In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of June 30, 2021, the accrued severance payment was $40,000 to Dr. Anastassov, $20,000 to Mr. Changoer and $10,000 to Dr. Van Damme included in accounts payable.

The Company retains the right to prepay the severance obligations to Drs. Anastassov and Van Damme and Mr. Changoer, without penalty.

No claims were alleged by the Company against any party, and no claims were alleged against the Company. However, in connection with the transactions described above, the parties entered into a general mutual release of all claims.

NOTE 8: RELATED PARTY TRANSACTIONS

Related Party

The company has an employment agreement with Catlina Valencia at a rate of $15,000 per month commencing March 17, 2020. The agreement can be terminated with 30 days’ notice by either party.

The company has a consulting agreement with Glycodots LLC whereby it will provide the services of Dr. Sergei A. Svarovsky at a rate of $15,000 per month commencing March 17, 2020. The agreement can be terminated with 30 days’ notice by either party.

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of June 30, 2021 and December 31, 2020 is $102,567 for both periods, plus interest accrued thereon of $1,188 and $675, respectively.

NOTE 9:DUE TO FIRST INSURANCE FUNDING

On June 25, 2020, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $93,357. A cash down payment of $18,671 was paid on July 6, 2020. Under the terms of the insurance financing, payments of $8,456, which include interest at the rate of 4.6% per annum, are due each month for nine months commencing on July 25, 2020.

On June 25, 2021, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $98,888. A cash down payment of $24,273 was paid on July 7, 2021. Under the terms of the insurance financing, payments of $1,797, which include interest at the rate of 4.420% per annum, are due each month for nine months commencing on July 25, 2021.

The total outstanding due to First Insurance Funding as of June 30, 2021 and December 31, 2020 is $98,888 and $25,369, respectively.

NOTE 10: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	229,037	158,648
Convertible note payable, net	$4,229,037	$4,158,648

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

For the three and six month ended June 30, 2021 and 2020, interest expenses was $35,389, $35,389, $70,389 and $70,389, respectively.

As of June 30, 2021 and December 31, 2020, the balance of secured convertible note was $4,229,037 and $4,158,648 which included $229,037 and $158,648 accrued interest, respectively.

The following table summarizes convertible note payable as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	500,000	1,000,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	190,000
Convertible note payable, due on July 21, 2032, interest at 3.5% p.a.	609,835	609,835
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	192,521	236,148
Total	1,976,834	2,520,461
Less: unamortized debt discount/finance premium costs	(640,552)	(843,673)
Convertible note payable, net	$1,336,282	$1,676,788

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

As of June 30, 2021 and December 31, 2020, the balance of secured convertible notes was $564,945 and $556,420, which included $80,467 and $71,942 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2021 and December 31, 2020, this note has not been converted and the balance of secured convertible notes was $583,270 and $1,148,944, which included $83,270 and $148,944 accrued interest, respectively.

On June 7, 2021 the Company converted $500,000 of the Convertible Note with TL-66-LLC along with the accrued interest of $82,707 into 2,647,464 shares of the Company’s common stock at $0.2201 per share which resulted in a loss on extinguishment of debt of $1,535,264.

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of June 30, 2021 and December 31, 2020, the balance of secured convertible note was $198,566 and $195,716, which included $8,566 and $5,716 accrued interest, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of June 30, 2021 and December 31, 2020, the balance of secured convertible note was $630,053 and $619,381, which included $20,218 and $9,546 accrued interest respectively.

During the three and six months ended June 30, 2021 and 2020, the Company amortized the debt discount on all the notes of $181,295, $203,122 and $22,071, $41,432, respectively, to other expenses. As of June 30, 2021 and December 31, 2020, unamortized debt discount was $640,552 and $843,673, respectively.

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. As of June 30,2021 December 31, 2020 there were 13,033,335 and 9,806,000 shares available for issuance under the Plan. The Company recorded compensation expense of $91,526, $191,266 and $-0-, $-0 -during the three and six months ended June 31, 2021 and 2020.

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

For the three and six months ended June 30, 2021 and 2020 the Company recorded compensation expense of $91,526, $191,266 and $-0-, $-0- respectively.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2021, and December 31, 2020 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of June 30, 2021.

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

Common Stock and Common Stock Warrants

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2021, and December 31, 2020, the Company had 133,024,435 and 125,327,579 shares of common stock issued and outstanding, respectively.

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

In June 2021 the company issued 500,000 restricted shares of its common stock valued at $332,500 pursuant to S-1 Agreement to third party for certain services, recorded as subscription receivable.

During April, May and June 2021 the company issued 2,647,464 restricted shares of its common stock valued at $582,707 pursuant to conversion of convertible note (Note 10) with a loss of extinguishment of debt $1,535,264.

During April, May and June 2021 the Company issued 1,234,113 shares for cash of gross proceed of $402,500 pursuant to various Warrant Stock purchase agreements. The cash was received in the second quarter ending 2021. Out of these 519,828 shares of common stock valued at $152,500 was adjusted with common stock to be issued of prior period. The company also issued warrants to purchase 175,000 shares of common stock at an exercise price of $0.75 and 714,285 shares of common stock at an exercise price of $0.80. Warrants are exercisable within a 3 year period from issuance.

During April, May and June 2021 the company issued 1,114,351 restricted shares of its common stock valued at $792,389 to third parties for certain services, recorded as consulting fees.

During March 2021 the Company issued 1,712,500 shares for cash of gross $434,000 pursuant to various Stock purchase agreements. The cash was received in the first quarter ending 2021.The company also issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.75. Warrants are exercisable within a 3 year period from issuance.

Company paid finders fees of $20,000 in cash during this period for capital raise and will also issue shares equaling $16,000 in market value, which was issued during the three months ended June 30, 2021.

On March 18, 2021 the company issued 488,428 restricted shares of its common stock valued at $291,974 to third parties for certain services, recorded as consulting fees. Out of these 108,965 shares of common stock valued at $66,974 was adjusted with common stock to be issued of prior year.

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

The stock option activity for six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,000,000	$0.75
Granted	8,300,000	0.27
Exercised	—	—
Expired or canceled	—	—
Outstanding at December 31, 2020	10,300,000	0.36
Granted	—	—
Exercised	—	—
Expired or canceled	(2,000,000)	0.75
Outstanding at June 30, 2021	8,300,000	$0.36

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2021 and December 31,2020: 2,000,000 options issued to John Huemoeller were canceled to allow for issuances to other employees.

As of June 31, 2021

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	8,300,000	9.5	$0.36	6,966,665	$0.36

As of December 31, 2020

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,300,000	9.8	$0.36	7,466,662	$0.36

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	June 30,	December 31,
	2021	2020
Expected life (years)	10	10
Risk-free interest rate (%)	1.74	0.61
Expected volatility (%)	190	230
Dividend yield (%)	—	—
Weighted average fair value of shares at grant date	$1.74	$0.61

For the three months ended June 30, 2021 and 2020 stock-based compensation expense related to vested options was $91,526 and $0, respectively.

For the six months ended June 30, 2021 and 2020 stock-based compensation expense related to vested options was $191,266 and $0, respectively.

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

For the six months ended June 30, 2021 and 2020 the Company recognized interest expense of $-0- and $-0-, respectively.

Additionally, the operating results and cash flows related to assets sold on May 06, 2020 are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the twelve months ended December 31, 2020 and 2019.

As of June 30, 2021 and 2020, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

Loss from Discontinued Operations

The sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale (discontinued operations) for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Net sales	$—	$5,097
Total expenses	$(4,633)	$(2,321,852)
Gain from sale of asset and liability	$—	$2,046,708
Other loss (income)	$—	$(87,383)
Loss from discontinued operations	$(4,633)	$(357,430)

The following is a summary of net cash provided by or used in operating activities, investing activities and financing activities for the assets and liabilities held for sale (discontinued operations) for the six months ended June 31, 2021 and 2020:

	June 30, 2021	June 30, 2020
Income (loss) from discontinued operations	$(4,633)	$(357,430)

Adjustment of non-cash activities	—	(1,809,325)
Decrease in accounts receivable	—	315,684
Increase in inventory	—	(22,203)
Increase in accounts payable and accrued expenses	—	1,075,335
Net cash provided by (used in) operating activities	$(4,633)	$(797,939)

Net cash provided by (used in) investing activities	$—	$—
Net cash provided by (used in) financing activities	$—	$—

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

In exchange for this license Kiss Industries will pay Axim 6% of gross sales as a royalty on all licensed products sold by Kiss. In the territory covered by this license which is the USA and Mexico. (Minimum annual royalty $50,000). Kiss will manufacture for Axim various licensed products at a price equal to 140% of Kiss’s cost. As of June 30, 2021 and December 31, 2020 Kiss Industries did not sell any Axim’s products.

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. In consideration of the License executed between Skysong Innovations and the Company, the SRA provides for a reduced overhead of 5% instead of the usual 67.7%. This overhead fee differential of $89,851 will be deferred for five (5) years with interest of 5% compounded annually. For the six months ended June 30, 2021, the Company recorded research and development expenses of $191,266.

On August 5, 2020 Sapphire was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (QSOX1) based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Sapphire is conducting this research with technology it has exclusively licensed from Skysong Innovations, LLC, the intellectual property management company for Arizona State University. Sapphire will subcontract tumor biology work for evaluating analog inhibitors for QSOX1 to Dr. Doug Lake’s laboratory at Arizona State University and Mayo Clinic Arizona. Grant income received for the six months ended June 30, 2021 and 2020 was $159,995 and $-0-; respectively.

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of June 30, 2021.

Right-of-use assets	$104,185

Lease liability obligations, current	$58,540
Lease liability obligations, noncurrent	45,646
Total lease liability obligations	$104,186

Weighted-average remaining lease term	1.83 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the three months ended June 30, 2021 and 2020:

	June 30,	June 30,
	2021	2020
Operating lease expense	$28,560 *	$4,713 **
Short-term lease expense	7,379	10,458
Total lease expense	$35,939	$15,171

*	We recorded $35,939 of operating lease expense this includes $7,379 of maintenance.
**	The first lease payment was made and adjusted in preacquisition cost.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2021, are as follows:

Remainder of 2021	$29,124
2022	59,416
2023	20,000
Total minimum payments	108,540
Less: amount representing interest	(4,354)
Total	$104,186

Litigation

As of June 30, 2021, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 16: SUBSEQUENT EVENTS

August 03, 2021,the Company announced that they have signed a Binding Term Sheet to acquire the technology for the testing of Dry Eye Disease (DED), including two FDA authorizations and approvals for the commercial sale of two ophthalmic diagnostic lab tests.

AXIM and Advanced Tear Diagnostics, LLC, have signed a Binding Term Sheet and intend to enter into the Definitive Agreement for the transaction to close no later than October 1, 2021. However, the Binding Term Sheet will remain in full force and effect until such time as the Definitive Agreement is executed by the parties. AXIM intends to immediately implement the strategy for commercial launch of the first product projected for the beginning of 2022.

August 10, 2021, the company issued 122,000 restricted shares of its common stock to a third party valued at $50,000 pursuant to a stock purchase agreement. The cash was received in 2021.

The company issued 115,554 restricted s8 shares of its common stock valued at $100,000 to a third party for prepaid consulting services. In addition the vendor will be compensated at a rate of $7,500 per month. The agreement has a one year term.

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

Current Operations Following the Acquisition of Sapphire Biotech, Inc.

Oncology

We continue to advance our mission of improving global cancer care through the development of novel therapeutics for controlling metastatic cancer spread, and diagnostics for early cancer detection, response to treatment, and for monitoring post-treatment recurrence. We have made significant progress with the development of additional anologs of SBI-183 licensed from Mayo Clinic and Arizona State University.

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

On March 18, 2020, Axim Biotechnologies announces the acquisition of Sapphire Biotech.

On March 24, 2020, Sapphire announces the completion of in-vitro studieson the new compound, SPX-1009 proving ten-fold greater inhibition of tumor metastasis than parent compound SBI-183 following testing of over 80 analogs.

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

On December 3, 2020, we announced the development and patent filing for an enzyme-linked immunosorbent assay (“ELISA”)-based diagnostic test for the detection of SARS-CoV-2 neutralizing antibodies. Status: Ongoing

On February 3, 2021, we announced the initiation of clinical trials for ImmunoPass, our rapid point-of-care test that semi-quantitatively measures levels of neutralizing antibodies to COVID-19. Status: Ongoing

On March 8, 2021, we announced that we had successfully completed point-of-care clinical trials on our much awaited ImmunoPass rapid test that semi-quantitatively measures levels of COVID-19 neutralizing antibodies to help understand COVID-19 immunity, validate vaccine’s effectiveness and estimate how long the vaccine will be effective in patients.

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

Notice of Patent Allowance dated September 17, 2020

Title: Anti-Neoplastic Compounds and Methods Targeting QSOX1

Assignee: Mayo Clinic/Arizona State University

Exclusive Licensee: Axim Biotechnologies, Inc.

Compounds and methods involving inhibition of the enzymatic activity of QSOX1. The compounds and methods can be used in treatment of neoplastic cells to suppress tumor growth and invasion in a variety of cancers, including but not limited to myeloma and cancers of the breast, kidneyand pancreas. Claims include the compound SBI-183 as a neoplastic agent found to inhibit tumor growth, invasion and suppress metastasis of tumors by inactivating QSOX1.

2. US Provisional Patent Application No. 62/916,065 filed on October 16, 2019

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

3. US Provisional Patent Application No. 62/916,067 filed October 16, 2019

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

1. US Provisional Patent Application No. 62/829,556 filed April 4, 2019;

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

1. US Provisional Application No. 63/023,646 filed May 12, 2020

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

B. AlphaLisa Assay for High Throughput Detection of Neutralizing Antibodies to SARS-CoV2

1. US Provisional Application No. 63/060,635 filed August 3, 2020; US Provisional Application No. 63/061,112 filed August 4, 2020

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

D.ACE2 Variants

1. US Provisional Application No. 63/081,811 filed September 22, 2020

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

1. US Provisional Application No. 63/066,104 filed August 14, 2020

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

Employees

As of August 22, 2021, we have 4 full-time employees and 1 part-time employee. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended June 30,2021 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the six months and three months ended June 30, 2021 to June 30, 2020.

For the six months periods ended June 30, 2021 and 2020, our revenues from continuing operations totaled $47,524 and $-0-, respectively, our revenues from discontinued operations totaled $-0- and $7,990, respectively.

	Six months Period Ended 30-Jun-21	Six months Period Ended 30-Jun-20	$ Change	% Change

Research and development	$149,019	$126,292	$22,727	18.00%
Depreciation	13,184	5,124	8,060	157.30%
Advertising and promotions	673,283	362,487	310,796	85.74%
Travel and entertainment expenses	29,032	14,349	14,683	102.33%
Office/Other expenses	69,142	73,698	(4,556)	-6.12%
Impairment and amortization	641,142	6,763	634,379	9379.46%
Licenses and permits	19,473	54,271	(34,798)	-64.12%
Legal and other fees	178,404	221,882	(43,478)	-19.60%
Offices salary and wages	503,335	294,399	208,936	70.97%
Consulting fees	440,865	33,000	407,865	1235.95%
Compensation costs	191,266	8,200	183,066	2232.51%
Audit fees	96,171	81,703	14,468	17.71%
Filing fees	5,619	4,898	721	14.72%
Insurance expense	46,627	62,166	(15,539)	-25.00%
Directors fees	40,000	40,000	—	0.00%
Total Operating expenses from continuing operations	$3,096,562	$1,389,232	$1,707,330	122.90%

Our operating expenses from continuing operations for the six months periods ended June 30, 2021 and 2020, were $3,096,562 and $1,389,232, respectively. Our operating expenses from discontinued operations for the six months periods ended June 30, 2021 and 2020, were $4,633 and $357,430, respectively. The Company incurred $440,865 and $33,000 of Consulting fees included in above table is the largest changes are Impairment and Amortization of Other Assets of $641,142 this include the three months of amortization of intangible asset and $325,115 is because of the increase in Meeting and Conference during the six months ended June 30, 2021 and 2020, respectively.

For the three months periods ended June 30, 2021 and 2020, our revenues from continuing operations totaled $14,875 and $-0-, respectively, our revenues from discontinued operations totaled $-0- and $849, respectively.

	Three months Period Ended 30-Jun-21	Three months Period Ended 30-Jun-20	$ Change	% Change

Research and development	$48,066	$121,437	$(73,371)	-60.42%
Depreciation	6,834	4,285	2,549	59.49%
Advertising and promotions	564,296	42,476	521,820	1228.51%
Travel and entertainment expenses	21,153	1,303	19,850	1523.41%
Office/Other expenses	37,094	30,348	6,746	22.23%
Impairment and amortization	641,096	3,125	637,971	20415.07%
Licenses and permits	2,622	1,270	1,352	106.46%
Legal and other fees	87,759	134,014	(46,255)	-34.51%
Offices salary and wages	248,154	189,399	58,755	31.02%
Consulting fees	366,446	24,000	342,446	1426.86%
Compensation costs	91,526	—	91,526	100.00%
Audit fees	32,421	61,703	(29,282)	-47.46%
Filing fees	4,838	3,508	1,330	37.91%
Insurance expense	23,608	30,994	(7,386)	-23.83%
Directors fees	20,000	15,000	5,000	33.33%
Operating expenses from continuing operations	$2,195,913	$662,862	$1,533,051	231.28%

Other (Income) expenses:

Our Interest receivable for the three and six months ended June 30, 2021 and 2020, was $257, $513 and $158, $158, respectively.

Our Income form Grants from Government for the three and six months ended June 30, 2021 and 2020, was $129,995, $219,995 and $-0-, $-0- respectively, the increase in this account is because the studies of management of the Company.

The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0-, $-0- and $-0-, $104,705 for from discontinued operations the three and six months ended June 30, 2021 and 2020, respectively, The changes for the six months period ended June 30, 2021, were primarily due to cancel the trading securities in 2020.

Our interest expense of continuing operations for the three and six months ended June 30, 2021 and 2020, was $59,576, $119,908 and $55,957, $106,075, respectively. The changes for the three and six months period ended June 30, 2021, were primarily due to accretion of the convertible notes of TL-66.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has deficit in working capital of $952,445 and has an accumulated deficit of $46,541,382, has cash used in continuing operating activities of $1,156,360 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $1,156,360 and $4,633 respectively for the six months ended June 30, 2021, as compared to net cash used of $1,012,678 and $797,939 for the six months ended June 30, 2020. For the six months ended June 30, 2021 stock-based compensation was $191,266 and amortization of debt discount was $203,121. For the six months ended June 30, 2021 and 2020 the Company recorded increase (decrease) to accounts payable and accrued expenses $124,264 and $209,784 of continuing operating activities.

The company realized a loss on extinguishment of debt of 1,535,264 and issued common stock for services valued at 776,500 for the six months ended June 30, 2021.

Net Cash Provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended June 30, 2021 was $(20,022) compared to $8,986 for the same period in 2020 due to $79,814 cash acquired in Sapphire acquisition off set by cash used in equipment purchase for $(70,828).

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months period ended June 30, 2021, was $926,019 and $2,181,433 for the same period in 2020.

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

Foreign Currency Transactions

Our Foreign currency gain (loss) were $3,843, $3,995 for the three and six months ended June 30, 2021 was $26 and $624 for the same period in 2020. All Foreign currency gain (loss) were related to discontinued operations.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

☐ Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

☐ Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

☐ Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

These limitations preclude the board and management from having absolute assurance of the achievement of the entity’s objectives. Even an effective control system provides reasonable but not absolute assurances.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2021. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2021. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2021 and June 30, 2021 the Company issued total 1,234,113 shares valued $402,500 pursuant to the Company’s Registration Statement on Form S-3. The Company received in cash.

On April 8, 2021 and June15, 2021 the Company issued 1,234,113 shares for cash of $402,500 pursuant to various Stock purchase agreements. The cash was received in 2021.

On April 8, 2021, May 28 2021 and June15, 2021 the company issued 4,261,815 restricted shares of its common stock valued at $1,675,496 to third parties for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively.

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

On September 1, 2016, the Company entered into an amended and restated employment agreement with Mr. Lekhram Changoer, its Chief Technology Officer. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Changoer with proper notice. Under the agreement Mr. Changoer receives an annual base compensation of $240,000 and an incentive payment of 2,000,000 shares of the Company’s common stock due upon execution of the agreement. Upon the one year anniversary of the agreement, the Company has the direction to grant additional equity awards to Mr. Changoer. On May 6, 2020, Mr. Lekhram Changoer resigned as a member of the Company’s Board of Directors.

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

Financing

On September 16, 2016, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company, with various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal to $0.2201. As of June 30, 2021, the principal balance of this note was $626,306 and $109,474 in accrued interest.

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

In connection with this convertible note, the Company recorded a $499,318 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2021, this note has not been converted, the principal balance of this note was $984,239 and $163,737 in accrued interest.

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

On November 27, 2018, simultaneously, Investor and the Company entered in Debt Exchange Agreement with Medical Marijuana Inc. As part of this agreement Investor will exchange and deliver the AXIM note to Medical Marijuana in exchange for a Convertible Promissory note. Axim consented to the transfer and assignment of the Axim Note in exchange for the issuance by the Medical Marijuana of the Exchange Note. The principal amount of $4,000,000 together with interest computed on the basis of 360-day year and compounded semi-annual basis at the rate equal to 3.5% per annum. The interest shall be payable on a semi-annual basis beginning on May 1, 2019 and thereafter on the first day of each May and November until the Maturity Date – November 1, 2021, at which time all principal and interest accrued hereon shall be due and payable. As of June 30, 2021, the principal of secured convertible notes was $4,000,000 and $229,037 accrued interest.

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of June 30, 2021, the principal of secured convertible note was $173,469 and $8,566 accrued interest.

On December 31, 2019, Sapphire Biotech, Inc. entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to the Company in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of June 30, 2021, the principal and accrued interest balances were $324,218 and $29,237 accrued interest.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated True-Up payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion, resulting in a loss of $823,497 accounted as loss on debt extinguishment. As of June 30, 2021, the principal and accrued interest balances were $609,835 and $20,218, accrued interest.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the six months ended June 30, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 23, 2021	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: August 23, 2021	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

