Form 10-Q
period 2021-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2021-11-22
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

___________________________________________

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

Large accelerated Filer	Accelerated Filer	Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting Company	Emerging growth Company
☐	☐	☐	☒	☐ ☑

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,178,104 of common stock, par value $0.0001 per share, outstanding as of November 19, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash	$338,377	$457,181
Prepaid expenses	141,542	255,923
Inventory	20,127	-
Total current assets	500,046	713,104

Property and equipment, net of accumulated depreciation	103,997	104,094

Other Assets:
Notes receivable- related party	104,012	103,242
Patents (net of accumulated amortization of $2042 and $0; respectively)	247,958	-
Licenses (net of accumulated amortization of $35,474 and $0; respectively)	4,234,526	-
Goodwill	2,458,233	2,458,233
Intellectual Property and In-Process Research (net of accumulated amortization of $1,296,438 and $0; respectively)	6,503,562	7,800,000
Security deposit	5,000	5,000
Operating lease right-of-use asset	90,630	130,722
Total other assets	13,643,921	10,497,197

TOTAL ASSETS	$14,247,964	$11,314,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$931,819	$1,073,142
Lease liability obligations	58,540	53,851
Due to shareholder	180	180
Due to first insurance funding	65,880	25,369
Promissory note (including accrued interest of $34,222 and $19,507, respectively) (see note 8)	538,440	343,725
Total current liabilities	1,594,859	1,496,267

Long-term liabilities:
Deferred tax liability	2,340,000	2,340,000
Convertible note payable (including accrued interest of $208,089 and $236,148, respectively) net of unamortized debt discount of $623,095 and $843,673, respectively(see note 11)	1,369,307	1,676,788
Convertible note payable - related party (including accrued interest of $264,037 and $158,648, respectively)	4,264,037	4,158,648
Lease liability obligations	32,090	76,871
Other liabilities of discontinued operations	-	-
Total long-term liabilities	8,005,434	8,252,307

TOTAL LIABILITIES	9,600,293	9,748,574

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized 135,885,104 and 125,327,579 shares issued and outstanding, respectively	13,589	12,533
Additional paid in capital	50,009,591	43,201,186
Common stock to be issued	4,457,500	201,974
Accumulated deficit	(49,833,059)	(41,849,922)
TOTAL STOCKHOLDERS’ DEFICIT	4,647,671	1,565,821

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,247,964	$11,314,395

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenues	$55,651	$-	$8,127	$-

Operating Expenses:

Research and development expenses	216,282	235,431	67,263	109,139
Selling, general and administrative	4,812,790	2,442,420	2,519,527	1,184,267
Amortization of other assets	1,333,954	-	692,858	-
Depreciation	20,119	10,497	6,935	5,372

Total operating expenses from continuing operations	6,383,145	2,688,348	3,286,583	1,298,778

Loss from continuing operations	(6,327,494)	(2,688,348)	(3,278,456)	(1,298,778)

Other (income) expenses:

Interest income	(769)	(419)	(256)	(260)
Income from Grants from Government	(279,981)	(25,899)	(59,986)	(25,899)
Unrealized loss (gain) on marketable securities	-	104,705	-	-
Realized loss (gain) on marketable securities		109,040	-	-
Amortization of note discount	220,578	63,745	17,456	22,313
Loss on Extinguishment of Debt	1,535,264	923,604	-	923,604
Interest expense	175,915	179,344	56,007	73,268
Total other (income) expenses	1,651,007	1,354,120	13,221	993,026

Loss before provision of income tax	(7,978,501)	(4,042,468)	(3,291,677)	(2,291,804)
Provision for income tax	-	-	-	-

Income (loss) from continuing operations	(7,978,501)	(4,042,468)	(3,291,677)	(2,291,804)

Income (loss) from discontinued operations	(4,633)	29,144	-	386,237

NET LOSS	$(7,983,134)	$(4,013,324)	$(3,291,677)	$(1,905,567)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,983,134)	$(4,013,324)	$(3,291,677)	$(1,905,567)

Earning per share from continuing operations
Basic	$(0.06)	$(0.04)	$(0.02)	$(0.02)
Diluted	$(0.06)	$(0.04)	$(0.02)	$(0.02)

Earning per share from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Earning per share
Basic	$(0.06)	$(0.04)	$(0.02)	$(0.02)
Diluted	$(0.06)	$(0.04)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	129,803,948	105,383,791	133,663,974	123,496,143

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock	Additional Paid In	Subscription Amount	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Capital	Receivable	Deficit	Total
Balance at December 31, 2019	64,854,539	$6,486	-	$-	-	$-	500,000	$50	500,000	$50	$50,000	$28,623,060	$-	$(35,440,042)	$(6,760,397)
Common stock to be issued for Note receivable and True-up adjustment															-
Common stock issued against common stock to be issued received in PY	250,000	25									(50,000)	49,975			-
Common stock issued for services	662,839	66										287,434			287,500
Common stock issued under registration statement on Form S-3	3,541,667	355										962,145			962,500
Subscription price adjustment												(518,948)			(518,948)
Beneficial conversion of 190K convertible note												190,000			190,000
Common stock issued for acquisition	54,000,000	5,400										7,500,600			7,506,000
Net loss														(2,028,367)	(2,028,367)
Balance at March 31, 2020	123,309,045	12,331	-	-	-	-	500,000	50	500,000	50	-	37,094,266	-	(37,468,409)	(361,712)
Common stock to be issued											135,000				135,000
Common stock issued for severance	477,025	48										149,952			150,000
Common stock issued under registration statement on Form S-3	3,953,125	395										547,605			548,000
Common stock issued per stock purchase agreement	3,975,383	397										699,603			700,000
Series B preferred stock retirement							(500,000)	(50)							(50)
Retired common stock	(18,570,356)	(1,857)													(1,857)
Subscription price adjustment												(90,887)			(90,887)
Net loss														(79,389)	(79,389)
Balance at June 30, 2020	113,144,222	11,314	-	-	-	-	-	-	500,000	50	135,000	38,400,539	-	(37,547,798)	999,105
Common stock issued for services	773,943	77										378,613			378,690
Common stock issued for severance	314,852	32										254,968			255,000
Convertible note converted to common stock	5,141,377	514										50,900			51,414
Common stock issued per stock purchase agreement	5,822,576	582										1,098,048			1,098,630
Stock based compensation - stock options												414,839			414,839
Loss on extinguishment of debt												823,497			823,497
Loss on conversion of convertible note												171,889			171,889
Net loss														(1,905,567)	(1,905,567)
Balance at September 30, 2020	125,196,970	12,519	-	-	-	-	-	-	500,000	50	135,000	41,593,293	-	(39,453,365)	2,287,497

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock to be	Additional Paid In	Subscription Amount	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Available	Deficit	Total
Balance at December 31, 2020	125,327,579	12,533	-	-	-	-	-	-	500,000	50	201,974	201,974	43,201,186	(41,849,922)	1,565,821
Common stock to be issued for Note receivable and True-up adjustment															-
Common stock to be issued for purchase of shares											168,500				168,500
Common stock issued against common stock to be issued received in PY	108,965	11									(66,974)	66,963			-
Common stock issued for severance payable of discontinued operation	379,463	38										224,963			225,001
Common stock issued for cash	1,712,500	171										433,829			434,000
Stock based compensation - stock options												99,742			99,742
Net loss														(864,536)	(864,536)
Balance at March 31, 2021	127,528,507	12,753	-	-	-	-	-	-	500,000	50	303,500	44,026,683	-	(42,714,458)	1,628,528
Common stock issued for services	1,114,351	111									(16,000)	792,389			776,500
Common stock issued for cash	1,234,113	123									(152,500)	402,376			249,999
Convertible note #5 and accrued interest converted to common stock	2,647,464	265										582,442			582,707
S-1 agreement subscription receivable	500,000	50										332,450	(332,500)		-
Stock based compensation - stock options	-	-										91,526			91,526
Loss on extinguishment of debt												1,535,264			1,535,264
Net loss														(3,826,924)	(3,826,924)
Balance at June 30, 2021	133,024,435	13,302	-	-	-	-	-	-	500,000	50	135,000	47,763,130	(332,500)	(46,541,382)	1,037,600
Common stock to be issued											4,322,500				4,322,500
Common stock issued for services	1,415,554	142										1,111,758			1,111,900
Common stock issued for cash	1,445,115	145										476,581			476,726
Subscription receivable share price adjustment												(103,688)	103,688		-
Subscription price receivable													228,812		228,812
Stock based compensation - stock options	-	-										761,810			761,810
Net loss														(3,291,677)	(3,291,677)
Balance at September 30, 2021	135,885,104	$13,589	-	$-	-	$-	-	$-	500,000	$50	$4,457,500	$50,009,591	$-	$(49,833,059)	$4,647,671

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,983,134)	$(4,013,324)
Less: (Loss) gain from discontinued operations	(4,633)	29,144
Loss from continuing operations	(7,978,501)	(4,042,468)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	20,119	10,496
Stock based compensation	953,076	779,029
Amortization of prepaid insurance/expense	296,542	146,583
Amortization of debt discount	220,578	63,745
Common stock issued for services	1,904,400	-
Amortization(impairment) of Intangible Assets	1,333,954	-
Loss on extinguishment of debt	1,535,264	923,604
Unrealized (gain) loss on marketable securities	-	104,705
Realized (gain) loss on marketable securities	-	109,040

Changes in operating assets & liabilities:
Increase in interest receivable	(770)	(419)
Increase in prepaid expenses	(182,161)	(94,779)
Increase (decrease) in inventory	(20,127)	-
Increase (decrease) in security deposit		(255)
Increase in accounts payable and accrued expenses	228,426	234,364
Net cash provided by (used in) operating activities from continuing operations	(1,689,200)	(1,766,355)
Net cash provided by (used in) operating activities from discontinued operations	(4,633)	(834,429)
Net cash provided by (used in) operating activities	(1,693,833)	(2,600,784)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	-	79,814
Acquisition of patents	(10,000)	-
Increase (decrease) in property and equipment	(20,022)	(86,169)
Net cash provided by (used in) investing activities from continuing operations	(30,022)	(6,355)
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	(30,022)	(6,355)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under registration statement on Form S-3	-	1,510,500
Common stock issued under SPA	1,542,040	1,798,630
Borrowed from First Insurance Funding	40,511	8,618
Proceeds from common stock to be issued per stock purchase agreement	52,500	-
Repayment of Promissory note	(30,000)	-
Net cash provided by (used in) continuing financing activities	1,605,051	3,317,748
Net cash provided by (used in) discontinued financing activities	-	(65,000)
Net cash provided by (used in) financing activities	1,605,051	3,252,748

Net (decrease) increase in cash and cash equivalents	(118,804)	645,609
Cash and cash equivalents at beginning of period	457,181	511,630
Cash and cash equivalents at end of period	$338,377	$1,157,239
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$66,974	$50,000
Account receivable against conversion of debt and interest	$-	$75,074
Common stock issued for services recorded as prepaid expense	$-	$302,000
Common stock issued for severance	$225,000	$450,000
Shares issued for acquisition of Sapphire Biotechnology	$-	$7,506,000
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition	$-	$1,845,000
Assets acquired and liability assumed for as a result of Sapphire Biotech Acquisition	$-	525,365
BCF related to discount on conversion	$-	$190,000
Common stock issued for note receivable	$-	$135,000
Adoption of lease obligation and ROU asset	$-	$164,910
Common stock retired	$-	$1,857
Subscription price adjustment	$-	$609,835
Convertible note converted to common stock	$-	$51,414
Assets acquired as a result of Sapphire Biotech Acquisition	$-	$33,319
Acquisition of patents against Notes payable and accounts payable	$240,000	-
Common stock to be issued for acquisition	$4,270,000	-

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

The aggregate purchase price of $7,918,233consisted of common stock valued at $7,506,000 and the net liabilities assumed of $412,233. The value of the $7,506,000 of common shares issued was determined based on the closing price of the Company’s common shares at the acquisition date.

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

The fair value of acquired IPR&D was determined using the income approach, based on the likelihood of success of products reaching final development and commercialization. The fair value of acquired IPR&D was capitalized as of the Closing Date and is subsequently accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the Closing Date, this asset will not be amortized over a period of 36 months.

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

NOTE 3: ACQUISITION OF INTELLECTUAL PROPERTY 0F ADVANCED TEAR DIAGNOSTIC, LLC.

AXIM entered into two substantially contemporaneous transactions to acquire patents and 510(K) Licenses from Tear Diagnostics, LLC (the “Seller”) (collectively, the “Asset Acquisition”) for a total amount of $4,520,000.

The first transaction occurred on July 29, 2021, in which AXIM purchased five patents (the “Patents”) from the Seller for $250,000 (which includes assuming and paying $30,000 of the Seller’s liabilities). The bulk of the purchase price ($210,000) was in a note that requires seven equal monthly payments of $30,000, which payment started on September 3, 2021.

The second transaction occurred on July 26, 2021, in which AXIM purchased certain eye disease diagnostic technology, which consisted of a 510(K) license for Lactoferrin, a biomarker for dry eye disease and a 510(K) license for IgE, a biomarker for allergic ocular reaction (collectively, the “510(K) Licenses”). The purchase price for the 510(K) Licenses was $4,270,000, which price was paid by issuing to the Seller 7 million shares of AXIM restricted common stock.

Together, the Patents and the 510(K) Licenses constitute the acquired technology asset (the “Technology Asset”), which for accounting purposes, are considered one unit of account. We are amortizing the Technology Asset ratably over the 11.54 average remaining life of the Patents.

In accordance with FASB’s requirements for accounting for business combinations (FASB Accounting Standards Codification, Topic 805, Business Combinations (“Topic 805”)), since all of the value of this acquisition resides in one asset, the Technology Asset, we have accounted for this transaction as the acquisition of an asset. The seller had not been able to commercialize or complete development of the Technology Asset prior to the asset acquisition and AXIM has established a Ophthalmology Division to commercialize and market the diagnostic technology. In an asset acquisition, the total purchase price of the transaction, including transaction expenses, is allocated to the assets acquired based on the fair value of the assets acquired. In our acquisition of the Technology Asset, the total amount of the purchase price was allocated to the Technology Asset.

NOTE 4: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2021, and for the three and nine months period ended September 30, 2021 and 2020 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

The following (a) balance sheets as of September 30, 2021 (unaudited) and December 31, 2020, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of AXIM Biotechnologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 26, 2021.

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

NOTE 5: GOING CONCERN

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit as of September 30, 2021. The Company has historically financed its operations primarily through the sale of common stock, promissory notes and convertible notes. To date, none of the Company’s products related to continuing operations are still in the product development phase. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry. As shown in the condensed consolidated financial statements, the Company has deficit in working capital of $1,094,813 and has an accumulated deficit of $49,833,059 and has cash used in operating activities of continuing operations $1,689,200 and discontinued operations of $4,633. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at September 30, 2021 and December 31, 2020. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on monthly basis for conductibility and follow up with customers accordingly. COVID19 has slowed collection as our customers are in a mandated pause. The Company have geographic concentration of customers for the three months ending September 30, 2021 and 2020. There were no accounts receivable as of September 30, 2021’

Concentrations

At December 31, 2020, one customer accounted for 100% of accounts receivable. There were no accounts receivable as of September 30, 2021.

Inventory

Inventory consists of raw materials owned by the Company and are stated at the lower of cost or market. As of September 30, 2021 and December 31, 2020, the Company had $20,127 and $-0-; respectively.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following on September 30, 2021 and December 31, 2020, respectively, and none related to discontinued operations.

	September 30,	December 31,
	2021	2020
Equipment	$154,809	$134,788
Less: accumulated depreciation	$50,812	$30,694
	$103,997	$104,094

For the nine months ended September 30, 2021 and 2020, the Company recognized depreciation expense of $20,119 and $10,497 respectively. For the three months ended September 30, 2021 and 2020, the Company recognized depreciation expense of $6,935 and $5,372, respectively.

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

The product development related to the IPR&D acquired reached completion in April 2021.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment loss is recognized based on a comparison of the fair value of the asset to it carrying value, without consideration of any recoverability.

Intangible Assets

As required by generally accepted accounting principles, trademarks and patents are amortized if they have a definite life, the amortization is estimated in straight line through three years starting in April 2021. As a result of the acquisition of asset of Advanced Tear Diagnostic, LLC, we recognize patents and licenses, which are amortized in straight line over their remaining useful lives. The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following on September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,
	2021	2020
Goodwill	$2,458,233	$2,458,233
Intellectual Property (IPRD)	7,800,000	7,800,000
Patents	250,000	-
Licenses	4,270,000	-
	14,778,233	10,258,233

Less: accumulated amortization	1,333,954	-
	$13,444,279	$10,258,233

Estimated aggregate amortization expense for each of the three succeeding years ending December 31 is as follows:

	2021	2022	2023	2024
Amortization expense	$2,088,000	$2,990,000	$2,990,000	$1,040,000

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

Revenues from continuing operations recognized for three and nine months ended September 30, 2021 and 2020 amounted to $8,127, $55,651, $-0- and $-0-, respectively. Revenues from discontinued operations recognized for three and nine months ended September 30, 2021 and 2020 amounted to $-0-, $-0-, and $-0-, $7,990, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements will require significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On August 21, 2020, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Empowered Diagnostics, LLC ("Empowered Diagnostics”"). The License Agreement has a term of xx years  and provides Empowered Diagnostics with a right to commercialize The company’s products worldwide with the exception of Mexico.

Under the License Agreement, the company is responsible for applying for and obtaining necessary regulatory approvals in the US and EU, as well as marketing, sales and distribution of the products. Empowered Diagnostics will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Empowered Diagnostics equal to 8% of the monthly gross revenue. Agreement continues until terminated by mutual consent or uncorrected breach.

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the three and nine months ended September 30, 2021 and 2020, was $59,986, $279,981 and $25,899, $25,899 respectively.

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

There were 30,530,216 common share equivalents at September 30, 2021 and 32,556,727 common shares at December 31, 2020. For the nine months ended September 30, 2021 and 2020 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three and nine months ended September 30, 2021 and 2020 the Company incurred research and development expenses of $67,263, $216,282 and $109,139, $235,431 from continuing operations, respectively. For the three and nine months ended September 30, 2021 and 2020 the Company incurred research and development expenses of $-0-, $-0- and $(400,417), $426,665 from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

ASC Update No. 2020-06

In August 2020, the FASB issued ASC Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$96,881	$45,983
Prepaid services	44,661	209,940
	$141,542	$255,923

For the three and nine months ended September 30, 2021 and 2020, the Company recognized amortization of prepaid expense of $80,384, $296,542 and $78,504, $146,583, respectively.

NOTE 8: PROMISSORY NOTE

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

For the three and nine months ended September 30, 2021 and 2020, the Company recognized interest expense of $0, $0 and $0, $0, respectively on this note all was related to continuing operations.

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of September 30, 2021 and December 31, 2020, the principal and accrued interest balances were $358,315 and $343,725, respectively.

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of September 30, 2021 and December 31, 2020, the total outstanding balance was $20,000 and $60,000 respectively for consulting fees to Mr. Changoer included in accounts payable.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of September 30, 2021 and December 31, 2020, the total outstanding balance was $-0- and $25,000, respectively included in accounts payable.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month-to-month basis at the discretion of management. As of September 30, 2021 and December 31, 2020, the total outstanding balance was $40,000 and $225,000 respectively for consulting fees included in accounts payable.

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

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation. In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of September 30, 2021, the accrued severance payment was $40,000 to Dr. Anastassov, $20,000 to Mr. Changoer included in accounts payable.

The Company retains the right to prepay the severance obligations to Drs. Anastassov and Mr. Changoer, without penalty.

No claims were alleged by the Company against any party, and no claims were alleged against the Company. However, in connection with the transactions described above, the parties entered into a general mutual release of all claims.

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of September 30, 2021 is $180,000 with accrued interest of $125.

NOTE 9: RELATED PARTY TRANSACTIONS

Related Party

The company has an employment agreement with Catalina Valencia CEO  Saphire Biotechnologies, Inc.at a rate of $15,000 per month commencing March 17, 2020. The agreement can be terminated with 30 days’ notice by either party.

The company has a consulting agreement with Glycodots LLC whereby it will provide the services of Dr. Sergei A. Svarovsky at a rate of $15,000 per month commencing March 17, 2020. The agreement can be terminated with 30 days’ notice by either party.

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of September 30, 2021 and December 31, 2020 is $102,567 for both periods, plus interest accrued thereon of $1,445 and $675, respectively.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

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

The total outstanding due to First Insurance Funding as of September 30, 2021 and December 31, 2020 is $65,880 and $25,369, respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	264,037	158,648
Convertible note payable, net	$4,264,037	$4,158,648

The interest on this note is payable bi-annually every May 1 and November 1. On May 1, 2019 the Company paid accrued interest of $60,278.

In 2020 the Company was authorized to apply the accounts receivable of $75,074 due from Kannaway towards its accrued interest.

On May 1, 2020, the Company agreed to modify its existing convertible note with a principal balance of $4 million, 3.5% interest rate convertible note with the current holder of that note. There were two changes to the existing agreement – (a) the conversion price was reduced from the $1.50 conversion price in the original Note to $0.25 cents in the modified Note and (b) the term of the note was extended from the original maturity date of November 1, 2021, to November 1, 2026. The Company’s stock closed trading on the day of the modification at $0.13 per share. The amendment of this convertible Note was also evaluated under ASC Topic 470-50-40, ”Debt Modifications and Extinguishments.” Based on the guidance, the instruments were determined to be substantially different due to the change in the conversion price being substantial, and debt extinguishment accounting was applied. The fair value of the modified convertible note was not different than the carrying value of the original note as such no extinguishment loss was recorded, The Note prior to the amendment of approximately $4 million, and the fair value of the Note and embedded derivatives after the amendment of approximately $4 million. There were no unamortized debt issuance costs and the debt discount associated with the original 2018 Note.

For the three and nine month ended September 30, 2021 and 2020, interest expenses was $35,000, $105,389 and $35,000, $105,389, respectively.

As of September 30, 2021 and December 31, 2020, the balance of secured convertible note was $4,264,037 and $4,158,648which included $264,037 and $158,648 accrued interest, respectively.

The following table summarizes convertible note payable as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	500,000	1,000,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	190,000
Convertible note payable, due on July 21, 2032, interest at 3.5% p.a.	609,835	609,835
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	208,089	236,148
Total	1,992,402	2,520,461
Less: unamortized debt discount/finance premium costs	(623,095)	(843,673)
Convertible note payable, net	$1,369,307	$1,676,788

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

As of September 30, 2021 and December 31, 2020, the balance of secured convertible notes was $569,278 and $556,420, which included $84,800 and $71,942 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2021 and December 31, 2020, this note has not been converted and the balance of secured convertible notes was $587,744 and $1,148,944, which included $87,744 and $148,944 accrued interest, respectively.

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of September 30, 2021 and December 31, 2020, the balance of secured convertible note was $199,991 and $195,716, which included $9,991 and $5,716 accrued interest, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of September 30, 2021 and December 31, 2020, the balance of secured convertible note was $635,389 and $619,381, which included $25,554 and $9,546 accrued interest respectively.

During the three and nine months ended September 30, 2021 and 2020, the Company amortized the debt discount on all the notes of $17,546, $220,578 and $22,313, $41,432, respectively, to other expenses. As of September 30, 2021 and December 31, 2020, unamortized debt discount was $623,095 and $843,673, respectively.

NOTE 12: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. As of September 30, 2021 December 31, 2020 there were 8,739,285 and 9,806,000 shares available for issuance under the Plan.

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

On August 2, 2021, Bijan Pedram the Senior Scientific of Sapphire Biotechnology was granted the options to purchase 0.1 million shares of Axim common stock under the plan at the purchase price of $0.67 per share. 25% of the Option shares will be vested upon the one anniversary of the vesting commencement day and the balance of the option shares will be vested of thirty-six (36) successive equal monthly in the first anniversary of the vesting commencement day.

On August 17, 2021, Jeft Busby the Senior Vice president of Sales of Axim Biotechnology was granted the options to purchase 1 million of shares of Axim common stock under the plan at the purchase price of $0.60 per share. 25% of the Option shares will be vested upon the one anniversary of the vesting commencement day, 25% of the Option shares will be vested upon the two anniversaries of the vesting commencement day, 25% of the Option shares will be vested upon the three anniversary of the vesting commencement day and 25% of the Option shares will be vested upon the four anniversaries of the vesting commencement day.

On September 1, 2021, Laura M. Periman Medical advisory board member of Axim Biotechnology was granted the options to purchase 0.1 million of shares of Axim common stock under the plan at the purchase price of $0.64 per share. 50% of the Option shares will be vested upon the one anniversary of the vesting commencement day and 50% of the Option shares will be vested upon the two anniversaries of the vesting commencement day.

On September 4, 2021, Kelly K. Nichols Medical advisory Board member of Axim Biotechnology was granted the options to purchase 0.1 million of shares of Axim common stock under the plan at the purchase price of $0.62 per share. 50% of the Option shares will be vested upon the one anniversary of the vesting commencement day and 50% of the Option shares will be vested upon the two anniversaries of the vesting commencement day.

On September 8, 2021, Joseph Tauber the Ophthalmic Chief Medical Officer (CMO) of Axim Biotechnology was granted the options to purchase 1 million of shares of Axim common stock under the plan at the purchase price of $0.622 per share. 25% of the Option shares will be vested upon the one anniversary of the vesting commencement day, 25% of the Option shares will be vested upon the two anniversaries of the vesting commencement day, 25% of the Option shares will be vested upon the three anniversary of the vesting commencement day and 25% of the Option shares will be vested upon the four anniversaries of the vesting commencement day.

For the three and nine months ended September 30, 2021 and 2020 the Company recorded compensation expense of $761,810, $953,076 and $414,839, $235,000, respectively.

NOTE 13: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of September 30, 2021, and December 31, 2020 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of September 30, 2021.

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

Common Stock and Common Stock Warrants

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, the Company had 135,885,104 and 125,327,579 shares of common stock issued and outstanding, respectively.

2021 Transactions:

Common Stock

On July 29, 2021 the Company issued 122,000 restricted shares of its common stock to third party valued at $50,000 pursuant to the stock purchase agreement. The cash was received in 2021.

During August and September 2021 the Company issued 1,060,715 commons shares and warrants to purchase 1,060,715 shares of common stock at an exercise price of $0.60 for gross cash proceeds of $297,000 pursuant to various Warrant Stock purchase agreements. The cash was received in the third quarter ending 2021. Warrants are exercisable within a 3 year period from issuance.

During July and September 2021 the company issued 1,415,554 restricted shares of its common stock valued at $1,111,900 to third parties for certain services, recorded as consulting fees.

In September 2021 the company issued 262,400 restricted shares of its common stock valued at $129,724 pursuant to S-1 Agreement to third party for cash, recorded as subscription receivable.

Pursuant to its purchase of Advanced Tear Diagnostics, LLC the company has recorded 7,000,000 shares of its common stock to be issued valued at $4,270,000.

Pursuant to a Stock purchase agreement the company has recorded 175,000 of its common shares to be issued valued at $52,500.

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

In June 2021 the company issued 500,000 restricted shares of its common stock valued at $332,500 pursuant to S-1 Agreement to third party recorded as subscription receivable. Actual proceeds were $228,812. The difference of $103,688 was adjusted to additional paid in capital and was calculated in accordance with the S-1 agreement.

During April, May and June 2021 the company issued 2,647,464 restricted shares of its common stock valued at $2,117,971 pursuant to conversion of convertible note and accrued interest of $582,707(Note 12) with a loss on extinguishment of debt $1,535,264.

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

Company paid finders fees of $20,000 in cash during this period for capital raise and will also issue shares equaling $16,000 in market value, which was issued during the three months ended September 30, 2021.

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

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments due to subscription price adjustment and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note (see note 10).

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

NOTE 14: STOCK OPTIONS AND WARRANTS

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years.

The stock option activity for nine months ended September 30, 2021 and the year ended December 31, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,000,000	$0.75
Granted	8,300,000	0.27
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2020	10,300,000	0.36
Granted	2,960,715	0.60
Exercised	-	-
Expired or canceled	(2,000,000)	0.75
Outstanding at September 30, 2021	11,260,715	$0.36

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2021 and December 31, 2020:2,000,000options issued to John Huemoeller were canceled to allow for issuances to other employees.

As of September 30, 2021

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	11,260,715	8.5	$0.36	8,227,380	$0.36

As of December 31, 2020

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,300,000	9.8	$0.36	7,466,662	$0.36

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	September 30,	December 31,
	2021	2020
Expected life (years)	10	10
Risk-free interest rate (%)	1.74	0.61
Expected volatility (%)	190	230
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$1.74	$0.61

For the three months ended September 30, 2021 and 2020 stock-based compensation expense related to vested options was $761,810 and $0, respectively.

For the nine months ended September 30, 2021 and 2020 stock-based compensation expense related to vested options was $953,076 and $779,029, respectively.

Warrants

The following table summarizes warrant activity during the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	2,850,000	0.71
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2021	2,805,000	$0.71

All outstanding warrants are exercisable at September 30, 2021 and there was no unrecognized stock-based compensation expense related to warrants. During the nine months ended September 30, 2020 there was no warrant activity.

NOTE 15: DISCONTINUED OPERATIONS

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

For the nine months ended September 30, 2021 and 2020 the Company recognized interest expense of $-0- and $-0-, respectively.

Additionally, the operating results and cash flows related to assets sold on May 06, 2020 are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the twelve months ended December 31, 2020 and 2019.

As of September 30, 2021 and 2020, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

Loss from Discontinued Operations

The sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale (discontinued operations) for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Net sales	$-	$5,097
Total expenses	$(4,633)	$(1,935,278)
Gain from sale of asset and liability	$-	$2,046,708
Other (loss) income	$-	$(87,383)
(Loss) income from discontinued operations	$(4,633)	$29,144

The following is a summary of net cash provided by or used in operating activities, investing activities and financing activities for the assets and liabilities held for sale (discontinued operations) for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Net (loss) income from discontinued operations	$(4,633)	$29,144

Adjustment of non-cash activities	-	(1,551,166)
Decrease in accounts receivable	-	315,843
Increase in inventory	-	(22,203)
Increase in accounts payable and accrued expenses	-	393,953
Net cash provided by (used in) operating activities	$(4,633)	$(834,429)

Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$-	$(65,000)

NOTE 16: COMMITMENT AND CONTINGENCIES

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

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. Beginning in October 2019, the board ratified to increase CFO base salary to $3,000per month.

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. For the nine months ended September 30, 2021, the Company recorded research and development expenses of $216,282.

On August 5, 2020 Sapphire was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (QSOX1) based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Sapphire is conducting this research with technology it has exclusively licensed from Skysong Innovations, LLC, the intellectual property management company for Arizona State University. Sapphire will subcontract tumor biology work for evaluating analog inhibitors for QSOX1 to Dr. Doug Lake’s laboratory at Arizona State University and Mayo Clinic Arizona. Grant income received for the nine months ended September 30, 2021 and 2020 was $279,981 and $25,899; respectively.

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of September 30, 2021.

Right-of-use assets	$90,630

Lease liability obligations, current	$58,540
Lease liability obligations, noncurrent	32,090
Total lease liability obligations	$90,630

Weighted-average remaining lease term	1.58 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the nine months ended September 30, 2021 and 2020:

	September 30,		September 30,
	2021		2020
Operating lease expense	$43,122	*	$18,852
Short-term lease expense	11,545		15,313
Total lease expense	$54,667		$34,165

*We recorded $54,667 of operating lease expense this includes $11,545 of maintenance charges.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2021, are as follows:

Remainder of 2021	$14,562
2022	59,416
2023	20,000
Total minimum payments	93,978
Less: amount representing interest	(3,348)
Total	$90,630

Litigation

As of September 30, 2021, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 17: SUBSEQUENT EVENTS

On October 13, 2021 the company issued 118,000 restricted shares of its common stock valued at $70,800 to third party for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively.

On October 19, 2021, the Company issued a total of 175,000 Common Stock Purchase Warrants (exercise price $0.30) to third party valued at $152,500. Pursuant to an extension approved by the Board of Directors on August 20, 2021, all Warrants shall be valid for 36 months from effective date included cashless exercise. The cash was received in 2021 for the purchase of the warrants.

In October 2021, The Company concluded a Security Purchase Agreement with GS Capital Partners, pursuant to s to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement a 6% convertible note of the Company, in the form attached hereto as Exhibit A in the aggregate principal amount of $1,110,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The Note shall contain an original issue discount of $100,000.00 such that the purchase price of the Note shall be $1,010,000.

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

Current Operations Following the Acquisition of Sapphire Biotech, Inc.

Oncology

We continue to advance our mission of improving global cancer care through the development of novel therapeutics for controlling metastatic cancer spread, and diagnostics for early cancer detection, response to treatment, and for monitoring post-treatment recurrence. We have made significant progress with the development of additional analogs of SBI-183 licensed from Mayo Clinic and Arizona State University, funded by the Small Business Innovation Grant awarded Sapphire on August 11, 2020 in the amount of $395,880.

We have been investigating the enzyme Quiescin Sulfhydryl Oxidase 1 (QSOX1), a master regulator of extracellular matrix remodeling, and its over-expression by tumor cells. Over-expression of QSOX1 has been unambiguously linked to promoting tumor invasion and metastasis. One of the Company’s co-founders, Dr. Douglas Lake, has discovered that a small molecule SBI-183 inhibited the enzymatic activity of QSOX1 and as a result suppressed tumor cell invasion in vitro and metastasis of breast tumor cells in vivo. Through its medicinal chemistry efforts the Company synthesized multiple structural analogs of SBI-183 and unveiled SPX-1009 lead compound that demonstrated 40-fold improvement in suppressing invasion and metastasis in several cancer models.

The Company believes that its therapeutic drug development strategy targeting the metastatic spread is a unique, novel and pioneering approach to saving lives. The near-term objective of the Company is to demonstrate the ability of its lead anti-QSOX1 drug candidates to suppress tumor growth and metastasis and to advance them into pre-clinical studies. Subsequently, the Company plans to explore strategic collaborations, including partnerships, joint ventures and out-licensing agreements, in order to pursue development of the chosen drug candidate.

The Company believes that QSOX1 has a significant potential to be developed into an important biomarker for liquid biopsy cancer test. The Company anticipates that ongoing diagnostic product development in 2021 may result in a commercial prototype in the future of a universal companion diagnostic to measure the efficacy of any ongoing cancer treatments based on measuring QSOX1 levels. In order to focus on the Company’s new eye care business and commercialization of its diagnostic test for dry eye disease, the Company aims to explore potential collaborations to co-develop a blood test that makes possible the early detection of cancer.

COVID-19

With the onset of the COVID-19 pandemic, we began creating COVID-19 rapid diagnostic tools, including multiple first-in-class COVID-19 neutralizing antibody tests and other innovations. AXIM’s rapid diagnostic test for detecting neutralizing antibodies is the first of its kind. The test has the ability to deliver results in under 10 minutes and can detect the level of neutralizing antibodies an individual has. We initially designed this test to be used at point-of-care facilities to measure levels of neutralizing antibodies in convalescent plasma so that plasma with the highest levels of neutralizing antibodies can be identified and administered to patients fighting COVID-19. However, we made the strategic decision to develop the capability to test whole blood at the point of care. The pivot was the result of substantial market research and feedback from potential customers. With the advent of several vaccines to immunize against COVID-19, it is anticipated that end users may find AXIM’s test to measure levels of neutralizing antibodies of substantial value.

As our scientific team was hard at work developing our COVID-19 rapid diagnostic tests and virus-capturing face mask, we were frustrated by the delays and costs caused by lack of supply of a recombinant virus binding protein (VBP) for SARS-CoV-2 that was essential to our testing. To continue our projects as planned and decrease overall costs, AXIM’s team decided to make its own VBP that is even more potent than current outsourced options. AXIM’s laboratory tests have proven the RBD spike protein binds with our novel VBP. Initial tests also show that our novel VBP is approximately 10 times more potent and stable than current VBP options on the market. This now in-house development of the core ingredients needed to manufacture strips could potentially derive additional revenue and allows us to control our supply chain. We have already manufactured enough VBP for millions of rapid diagnostic tests.

We completed our technology transfer to our manufacturing partner, Empowered Diagnostics LLC and continue to provide clinical and regulatory support relating to the pending Emergency Use Authorization for the neutralizing antibody test. Empowered Diagnostics has built out their production facility to be able to manufacture millions of our tests per month. On August 30, 2021, our manufacturing partner filed an amended EUA with the FDA for our rapid COVID-19 neutralizing antibody test in whole blood at point of care locations. After several discussions with the FDA, the company amended the EUA application for ImmunoPass for the test results to be interpreted qualitatively. The package included updated clinical trials, BSL3 lab live virus comparisons, stability and control studies and a robustness study to further validate the test’s accuracy when conducted under varying conditions. The FDA has initially reviewed the EUA and had several inquiries which were responded to and filed on October 8, 2021. The Company is looking forward to the FDA completing the review of the EUA. If the EUA is approved, the sales and manufacturing activities can commence immediately which we anticipate will result in significant revenue shortly thereafter.

With respect to our other COVID-19 related tests, we have made the strategic decision to suspend development of our high throughput rapid neutralizing antibody test, NeuCovix-HT™ and our ELISA neutralizing antibody test. Our focus has shifted to development of a second generation neutralizing antibody test as we believe there is greater potential in the point of care market versus lab testing. On October 12, 2021, we announced the development of the second generation version of the Company’s Rapid Neutralizing Antibody Test for COVID-19. The first rapid test developed by the Company, currently under FDA review, measures levels of neutralizing antibodies which provide protection from COVID-19 infection if blood levels are high enough. The second generation version of the original test differentiates between antibodies that simply bind to the virus but do not neutralize it versus antibodies that bind and neutralize the virus. This is important because COVID-19 vaccines do not induce high levels of neutralizing antibodies in all recipients. AXIM’s second generation test will provide users with a test that shows if they responded to their COVID-19 vaccine and a semi-quantitative analysis of their neutralizing antibody levels in a single test. We have filed for patent protection of the invention.

Axim Eye Care

Axim Biotechnologies, Inc. has acquired the intellectual property and the exclusive global rights to market two FDA cleared lateral flow assays which utilize a non-invasive, quantitative, point of care human tear test to aid in the diagnosis and selection of therapeutics for the treatment of eye diseases. The barrier for entrance into the dry eye space is difficult and requires extensive clinical studies, large capital expense and FDA 510k approval. This process alone can take several years and substantial investment, with no certainty that the product will receive FDA 510k approval. With the acquisition of the two 510k’s, Axim automatically has FDA clearance to commercialize the test for Lactoferrin (aqueous deficiency biomarker) and the test for Immunoglobulin (non-specific allergy biomarker). The Company’s objective is to establish point of care testing for dry eye disease (DED) as the new modality and the new standard of care. The tests are quick, simple to use, and inexpensive to the clinic. The tests are CMS and private insurance reimbursable.

Axim believes that with the acquisition of these FDA 510k diagnostic products along with proven management practices and capital, the business will grow at a rapid pace. Low levels of Lactoferrin confirm inadequate glandular tear production (aqueous deficiency) and high levels of IgE indicate an active ocular allergy. If both biomarkers are normal, the cause of a patient’s Dry Eye condition could be attributed to evaporative dry eye. By performing these two tests, an eye doctor may now precisely know the underlying cause of the tear film disorder, its severity and the appropriate treatment protocol to pursue. In addition, these tests are rapid, accurate, reimbursable, profitable and can be performed by a technician, which allows the physician to be more productive and attend to more patients.

Milestones 2020 to Date

On January 13, 2020, Sapphire Biotech enters into an agreement with Skysong Innovations, LLC for an exclusive license to technology relating to SBI-183, an anti-metastatic compound suppressing tumor cell growth and blocking metastasis (and grants equity to Mayo Clinic Ventures and Arizona State University).

On February 6, 2020, Sapphire Biotech signs the Sponsored Research Agreement (SRA) with Arizona State University to conduct in vitro testing and in vivo pre-clinical animal studies re cancer inhibitory agents that will prevent metastases.

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

On July 15, 2020, AXIM announced the development of a rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. Unlike currently available serological COVID-19 tests that detect an antibody response to the virus, AXIM’s rapid 10-minute test measures a specific subpopulation of antibodies to block binding of the virus to host cell receptors. While there are expensive, time consuming laboratory tests that measure neutralizing antibodies, AXIM’s test differs in that it is a portable, low cost, rapid point-of-care test with results in 10 minutes. The test is currently being reviewed by the FDA for Emergency Use Authorization.

On August 5, 2020, the Company announced the development, patent filing and Emergency Use Authorization (EUA) submission a high throughput (HT) patent-pending diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS-CoV-2, the virus that causes COVID-19. Unlike current serology tests for COVID-19 that qualitatively detect antibodies to the virus, the HT test quantitatively measures functional antibodies that block binding of the virus to host cell receptors. For strategic reasons, the Company has decided to focus on the point of care market and has withdrawn the EUA application for the HT diagnostic test.

On August 11, 2020, Sapphire was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support the continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (“QSOX1”) based on the lead compound SBI-183 licensed from Mayo Clinic and Arizona State University. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. The term of the grant extends into the 1st quarter, 2022.

On August 24, 2020, Axim signed an exclusive limited licensing, manufacturing and distribution agreement (“Agreement”)with Empowered Diagnostics LLC (“Empowered Diagnostics”) for high volume production of AXIM’s rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. On November 4, 2020, the parties entered into the Technology Transfer and Supply Agreement related to the Agreement. The tech transfer has now been completed, and the Company’s supply of biologics to Empowered is continuing. If the neutralizing antibody test is approved by the FDA for distribution, the Company anticipates receiving significant revenues from the supply of the biologics as well as royalties agreed to under the Agreement.

On September 16, 2020, the Company filed the Emergency Use Authorization (EUA) application with the Food and Drug Administration (FDA) for measuring COVID-19 neutralizing antibodies in plasma and serum through its first-in-class rapid diagnostic test.

On September 22, 2020, Axim announced that the United States Patent and Trademark Office (USPTO) has issued the Company a new Notice of Allowance for a patent (Application No. 15/748,784) on anti-neoplastic compounds and methods targeting Quiescin Sulfhydryl Oxidase 1 (QSOX1), including the compound SBI-183, an enzyme important for tumor cell growth, invasion and metastasis. Mayo Clinic and Arizona State University have exclusively licensed the rights under this patent to the Company.

On September 29, 2020, Axim announced that it has filed a second provisional patent for a first-in-class face mask that captures and deactivates SARS-CoV-2, the coronavirus responsible for the ongoing COVID-19 pandemic. The earlier provisional filing for the face mask was on August 14, 2020. On August 13, 2021, the Company filed a PCT and U.S. utility applications converting the two provisional applications.

On September 30, 2020, Axim announced that it has filed a provisional patent for a recombinant virus binding protein (VBP) for SARS-CoV-2, the coronavirus responsible for the current COVID-19 pandemic, and is now manufacturing the VBP. The Company no longer needs to rely on outside protein supply to continue our research and can greatly cut down on our manufacturing costs. The Company chose to maintain the confidentiality of the VBP as a trade secret and, thus, decided not to disclose the formula which would have been required for the conversion of the provisional to a utility patent application.

On December 3, 2020, we announced the development and patent filing for an enzyme-linked immunosorbent assay (“ELISA”)-based diagnostic test for the detection of SARS‐CoV-2 neutralizing antibodies. The Company is not pursuing development of the ELISA test, and, instead, will focus resources on the point of care neutralizing antibody test.

On February 3, 2021, we announced the initiation of clinical trials for ImmunoPass, our rapid point-of-care test that semi-quantitatively measures levels of neutralizing antibodies to COVID-19. The clinical trials were completed and the results submitted to the FDA in support of the amended EUA for the neutralizing antibody test that is pending review and approval.

On March 8, 2021, we announced that we had successfully completed point-of-care clinical trials on our much awaited ImmunoPass rapid test that semi-quantitatively measures levels of COVID-19 neutralizing antibodies to help understand COVID-19 immunity, validate vaccine’s effectiveness and estimate how long the vaccine will be effective in patients.

On March 24, 2021, the Company, through Empowered Diagnostics, filed an EAU application with the FDA for measuring COVID-19 neutralizing antibodies in whole blood for a Point-of-Care rapid diagnostic test. The application is being review by the FDA, and we have received and responded to their inquiries.

On May 3, 2021, we announced the development of a new ELISA test that measures neutralizing antibodies against six common variants of SARS-CoV-2 virus. The new test may provide vaccine companies with valuable information for how well their vaccines protect against SARS-CoV-2 variants. A patent application was filed for the new diagnostic test.

On May 5, 2021, our manufacturing partner, Empowered Diagnostics filed for approval for our rapid COVID-19 neutralizing antibody test in whole blood at point of care locations in Canada and the EU.

The applications are pending approval in Canada and the EU; CE mark has been filed for Canada.

On May 6, 2021, the Company completed pre-clinical drug studies for SPX-1009, demonstrating the suppression of malignant metastatic melanoma cells. The clinical work was completed by Dr. Douglas Lake at Arizona State University. The Company intends to initiate animal studies to demonstrate suppression of tumor growth and metastasis in a murine model of melanoma mid-2022.

On July 29, 2021, we entered into an Asset Purchase Agreement with Advanced Tear Diagnostics, LLC (ATD) to acquire certain intellectual property relating to electrochemical impedance/capacitance technology (EIS), including three pending patent applications co-owned with Arizona State University and two solely owned by ATD for the purchase price of $250,000. The Company intends to conduct research and development with the aim of exploring EIS as a new platform for its diagnostic tests, initially for ophthalmic applications. EIS is a powerful technique that utilizes a small amplitude, alternating current (AC) signal to probe the impedance characteristics of a cell. EIS offers the potential to develop rapid point of care tests with very high sensitivity capable of molecular measurement and measuring numerous multi-markers on one sensor. The potential exists to develop sensors for virtually any sample type, and any analyte to which there is an antibody available.

On August 3, 2021, the Company and ATD entered into a Binding Term Sheet with the intent to sign the definitive agreement to acquire the technology for testing of Dry Eye Disease, including two 510k premarket clearances from the FDA to commercialize two ophthalmic diagnostic point of care lab tests to measure levels of Lactoferrin, a biomarker for DED, and Immunoglobulin, a biomarker for allergic reaction. The purchase price was seven million (7,000,000) shares of Axim common stock.

On August 26, 2021, we entered into an Asset Purchase Agreement, the definitive agreement to finalize the acquisition of the Dry Eye Disease technology pursuant to the terms of the Binding Term Sheet signed August 2, 2021.

On August 30, 2021, our manufacturing partner filed an amended EUA with the FDA for our rapid COVID-19 neutralizing antibody test in whole blood at point of care locations. After several discussions with the FDA, the company amended the EUA application for ImmunoPass for the test results to be interpreted qualitatively. The package included updated clinical trials, BSL3 lab live virus comparisons, stability and control studies and a robustness study to further validate the test’s accuracy when conducted under varying conditions. The FDA has made inquiries which have been responded to and were filed on October 8, 2021.

On September 15, 2021, we announced the appointment of Jeffrey A. Busby to the position of Senior Vice President-Business Development. Mr. Busby brings 30 years experience developing and managing national and international ophthalmic medical device sales and support. He will be responsible for the launch and commercialization of the Company’s recently acquired diagnostic technologies for dry eye disease.

On September 21, 2021, we announced the appointment of Joseph Tauber, MD, as Chief Medical Officer and Chairman of the Company’s Medical Advisory Board. Dr. Tauber is an internationally recognized authority in the field of ocular surface diseases including dry eye and meibomitis management. Dr. Tauber has over 30 years experience as a clinical trials researcher and has served on numerous scientific advisory boards.

On October 5, 2021, we appointed Dr. Laura Periman to the Company’s Medical Advisory Board. Dr. Periman has extensive clinical practice experience specializing in ocular surface disease and dry eye disease.

On October, 11, 2021, we announced the appointment of Dr. Henry D. Perry to the Company’s Medical Advisory Board joining Chairman Dr. Tauber and Dr. Periman. Dr. Perry is recognized as one of the country’s leading cornea and refractive surgeons.

On October 12, 2021, we announced the our second generation test that measures neutralizing antibodies against COVID-19 . The first rapid test developed by the Company, currently under FDA review, measures levels of neutralizing antibodies which provide protection from COVID-19 infection if blood levels are high enough. The second generation version of the original test differentiates between antibodies that simply bind to the virus but do not neutralize it versus antibodies that bind and neutralize the virus. This is important because COVID-19 vaccines do not induce high levels of neutralizing antibodies in all recipients. AXIM’s second generation test provides users with a test that shows if they responded to their COVID-19 vaccine and a semi-quantitative analysis of their neutralizing antibody levels in a single test. We have also filed for patent protection of the invention.

On October, 20, 2021, we announced the appointment of Kelly K. Nichols, O.D., M.P.H., Ph.D., to the Company’s Medical Advisory Board joining Chairman Dr. Tauber, Dr. Periman and Dr. Perry. Dr. Nichols is a founding member of the Ocular Surface Society of Optometry, and currently serves as Dean of the School of Optometry at The University of Alabama at Birmingham. She is an acknowledged expert on DED and Ocular Surface Disease and has been extensively published.

Anticipated Expenses

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, (iv) continued research and development, and (v) launch and commercialization of two ophthalmic “point of care” diagnostic lab tests.

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

Included in the group of QSOX1-related inventions below is the identification of a specific splice variant of QSOX1, identified as QSOX1-L, as a unique Biomarker for the detection of certain tumors over-expressing QSOX1. This biomarker formed the basis for the invention relating to a Rapid Diagnostic Test for certain cancers.

A. Anti-Neoplastic Compounds and Methods Targeting QSOX1

1. US Provisional Patent Application No. 62/218.732 filed on September 15, 2015

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

2. US Provisional Patent Application No. 62/916,065 filed on October 16, 2019

Title: Chemical Compounds that Inhibit QSOX1 for the Treatment of Cancer

Assignees: Arizona State University/Axim Biotechnologies, Inc.

Derivatives of the parent compound SBI-183 have been identified as inhibiting the enzymatic activity of QSOX1. These compounds can be used in treatment of neoplastic cells by suppressing tumor growth and invasion in a variety of cancers that over-express QSOX1, including but not limited to myeloma and cancers of the breast, kidney and pancreas.

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

4. US Provisional Patent Application No. 62/944/283 filed December 5, 2019

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

5. US Provisional Patent Application No. 62959752 filed January 10, 2020

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

2. US Provisional Application No. 63/144,454 Filed February 1, 2021; US Provisional Application No. 63/152,774. Filed February 23, 2021

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

3. US Provisional Patent Application No. 63/252,908

Filing Date: October 6, 2021

Title: Development of the Engender SAR-Cov2 Recombinant Protein Variants

Assignee: Axim Biotechnologies, Inc.

The invention relates to differentiates between antibodies that bind to the virus but do not neutralize and those that do bind and neutralize the virus. COVID-19 vaccines do not induce high levels of neutralizing antibodies in all recipients. AXIM’s second generation test provides users with a test that shows if they responded to their COVID-19 vaccine and a semi-quantitative analysis of their neutralizing antibody levels in a single test.

4. Status Update: All provisionals referenced in 1. and 2. herein relating to the LFA Diagnostic Test were the subject of a conversion into an International Patent Application No. PCT/US2021/032106.

B. AlphaLisa Assay for High Throughput Detection of Neutralizing Antibodies to SARS-CoV2

1.US Provisional Application No. 63/060,635 filed August 3, 2020; US Provisional Application No. 63/061,112 filed August 4, 2020

Title: NeuCovix-HT AlphaLisa assay for high throughput detection of Neutralizing Antibodies to SARS-CoV-2.

Assignee: Axim Biotechnologies, Inc. and Arizona State University (ASU)

Exclusive Licensee: Axim Biotechnologies, Inc. (ASU’s Interest)

2. Status Update: All provisionals referenced in 1. herein relating to the AlphaLisa Assay have been abandoned due to the Company’s decision that commercialization of this technology is not viable.

C. Direct Competitive ELISA for the Detection of SARS-Cov2 Neutralizing Antibodies

1. US Provisional Application No. 63/152,807 filed February 23, 2021

Title: Direct Competitive ELISA for the Detection of SARS-CoV2 Neutralizing Antibodies

Assignee: Axim Biotechnologies, Inc.

2. Status Update: The provisional referenced in 1. herein relating to the ELISA technology has been abandoned due to the Company’s decision that commercialization of this technology is not viable.

D. ACE2 Variants

1. US Provisional Application No. 63/081,811 filed September 22, 2020

Title: Super-ACE2 Variants

Assignee: Axim Biotechnologies, Inc.

The invention relates to a new variant recombinant protein of ACE2 identified as ACE2-614-Fc (“Super ACE2”), that is more potent and has a longer shelf life and is more stable than wild type ACE2. Super ACE2 variant can be used in a variety of ways:

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

1. US Provisional Application No. 63/066,104 filed August 14, 2020;

US Provisional Application No. 63/084,407 filed September 28, 2020

Title: Facemask Having Enhanced Infectious Agent Capturing & Related Methods

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

2. US Nonprovisional Patent Application No. 17/402,355, filed August 13, 2021

Title: Face Masks and Other Protective Devices Having Enhanced Virus

Entrapment Efficiency and Related Methods

The nonprovisional patent application is a conversion of the two provisional applications referenced herein in 1.

III. TECHNOLOGY PLATFORM-RELATED INVENTIONS

A. Electrical Capacitance/Impedance Spectroscopy

1.Title: Imaginary Impedance Approach and Signal Decoupling Algorithm for Multi-Marker Detection Using Electrochemical Impedance Spectroscopy”.

U.S. Patent Application Serial No.: 16/495,682 Filed: March 20, 2018

Exclusive License of Advanced Tear Diagnostics, LLC’s (ATD) Interest: Axim Biotechnologies

Co-owned by Arizona State University.

2. Title: Electrochemical Osmolarity or Osmolality Sensor for Clinical Assessment”.

U.S. Patent Application Serial No.: 62/455,913. Filed: February 7, 2017 PCT: W02018 148236

Exclusive Licensee of ATD’s Interest: Axim Biotechnologies, Inc.

Co-owned by Arizona State University

3. Title: Point of Care Apparatus and Methods for Analyte Detection Using Electrochemical Impedance Spectroscopy”.

U.S. Patent Application: US2021/011778171. PCT/US 2018 03760. Filed: May 4, 2018

Exclusive Licensee of ATD’s Interest: Axim Biotechnologies, Inc.

Co-owned by Arizona State University

4. Title: Point of Care Apparatus and Methods for Detecting Cancer Using Electrochemical Impedance or Capacitance Spectroscopy.”

U.S. Patent Application Serial No.: 16/119,989 Filed: August 3, 2018

Exclusive Licensee: Axim Biotechnologies, Inc.

5. Title: Point of Care Apparatus and Methods for Detecting Cancer Using Electrochemical Impedance or Capacitance Spectroscopy.”

U.S. Patent Application Continuation-in-Part. Serial NO.: 16/121,474 Filed: September 4, 2018.

Exclusive Licensee: Axim Biotechnologies, Inc.

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

Regarding the 2020 exclusive licensing, manufacturing, and distribution agreement with Empowered Diagnostics LLC to manufacture and sell our rapid point-of-care diagnostic test, the technology transfer has been completed. Empowered Diagnostics have built out their production facility to be able to manufacture millions of our neutralizing antibody tests for COVID-19 per month. The FDA is presently reviewing Empowered’s Emergency Use Authorization relating the test.

With the addition of our new Axim Eye business, the Company will focus on ophthalmology and optometry, in the United States, where there are 37,000 optometrists and 19,000 ophthalmologists performing approximately 400,000 medical (dilated) eye exams per day. Of this total, approximately 20% to 30% would present with symptoms where ATD’s Lactoferrin & IgE tests would be indicated. It is estimated that total US market for AXIM EYE systems could approach 50,000 systems. (USA Only)

AXIM EYE has completed development of its immunoassay system which includes an automated colorimetric photometer reader and two (2) FDA market cleared point-of-care (POC) quantitative diagnostic ophthalmic lab tests for Ocular Lactoferrin and Ocular Immunoglobulin. Both of these products are covered by CPT codes and CMS reimbursement eligible. Studies indicate that in 2021, there were 16-49 million Americans diagnosed with Dry Eye Disease (DED), representing 32 - 98 million potential Axim Eye POC tests. These tests are not limited to DED diagnostics but can also be used to determine the Lactoferrin and allergic components of tear film prior to Contact lens fitting (45 million people wear contact lens in the US), LASIK surgery (approximately 7,180,000, Cataract surgery with lens exchange (approximately 3.8 million).

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

In the eye care sector, the tools currently available include tests for osmolarity (salt content in tears) and MMP-9 (eye inflammation). However, both are non-differential meaning they are screening tests that require follow-up testing because positive results could point to conditions other than Dry Eye Disease. Axim’s eye tests are specifically differential for a diagnosis of Dry Eye Disease and also provide a quantitative measure for the doctor to assess the severity of the condition.

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

Government Regulation

The Emergency Use Authorization (EUA) submitted on July 15, 2020 for the Company’s rapid diagnostic test kit for the independent detection of neutralizing antibodies in sera of patients who had been exposed to the SARS-CoV-2 virus using plasma and serum samples has been withdrawn. Axim decided to withdraw this EUA in favor of submitting a new EUA filed by our partner, Empowered Diagnostics, for the same test but using whole blood to be administered at the point of care. We believe that the market reception to the point of care test will be greater using whole blood v. plasma or serum. We have already received initial inquiries from the FDA that we responded to and filed on October 8, 2021.

Similarly, Axim decided to withdraw the August 5, 2020 EUA for NeuCovix-HT™, the high throughput (HT) diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS-CoV-2, the virus that causes COVID-19. We have also decided not to pursue commercialization of our ELISA test. We believe our focus on the point of care market versus lab testing with NeuCovix and the ELISA test will be more advantageous for Axim.

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

Employees

As of September 15, 2021, we employed an internationally recognized authority in the field of ocular surface diseases included dry eye disease and meibomitis management, Dr. Joseph Tauber, as our Chief Medical Officer and Chairman of our Medical Advisory Board. Also, as of September 15, 2021, we employed Jeffrey Busby, a veteran of the eye care industry, as Senior Vice President of Business Development to launch and commercialize Axim’s diagnostic medical devices to diagnose Dry Eye Disease and Allergic Reaction. As of August 22, 2021, we have 6 full-time employees and 1 part-time employee. We allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Results of Operations

The following discussion of our financial condition and results of operations for the period ended September 30,2021 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Comparison of the nine months and three months ended September 30, 2021 to September 30, 2020.

For the nine months periods ended September 30, 2021 and 2020, our revenues from continuing operations totaled $55,651 and $-0-, respectively, our revenues from discontinued operations totaled $-0- and $7,990, respectively.

	Nine months	Nine months
	Period Ended	Period Ended	$ Change	% Change
	30-Sep-21	30-Sep-20

Research and development	$216,282	$235,431	$(19,149)	-8.13%
Depreciation	20,119	10,497	9,622	91.66%
Advertising and promotions	824,425	432,810	391,615	90.48%
Travel and entertainment expenses	45,755	14,237	31,518	221.38%
Office/Other expenses	105,578	268,253	(162,675)	-60.64%
Impairment and amortization	1,333,954	3,158	1,330,796	42140.47%
Licenses and permits	30,098	59,619	(29,521)	-49.52%
Legal and other fees	1,280,207	353,986	926,221	261.65%
Offices salary and wages	817,657	315,000	502,657	159.57%
Consulting fees	496,735	320,937	175,798	54.78%
Compensation costs	953,076	414,839	538,237	129.75%
Audit fees	119,671	99,203	20,468	20.63%
Filing fees	8,489	9,489	(1,000)	-10.54%
Insurance expense	71,099	90,889	(19,790)	-21.77%
Directors fees	60,000	60,000	-	0.00%
Total Operating expenses from continuing operations	$6,383,145	$2,688,348	$3,694,797	137.44%

Our operating expenses from continuing operations for the nine months periods ended September 30, 2021 and 2020, were $6,383,145 and $2,688,348, respectively. Our operating expenses and (income) from discontinued operations for the nine months periods ended September 30, 2021 and 2020, were $4,633 and $(29,144), respectively. The Company included in above table is the largest changes are Impairment and Amortization of Other Assets of $1,333,954 this includes the three months of amortization of intangible asset during the nine months ended September 30, 2021 and 2020, respectively.

For the three months periods ended September 30, 2021 and 2020, our revenues from continuing operations totaled $8,127 and $-0-, respectively, our revenues from discontinued operations totaled $-0- and $-0-, respectively.

	Three months	Three months
	Period Ended	Period Ended	$ Change	% Change
	30-Sep-21	30-Sep-20

Research and development	$67,263	$109,139	$(41,876)	-38.37%
Depreciation	6,935	5,372	1,563	29.10%
Advertising and promotions	151,142	70,324	80,818	114.92%
Travel and entertainment expenses	16,722	195	16,527	8475.52%
Office/Other expenses	34,634	97,419	(62,785)	-64.45%
Impairment and amortization	692,858	-	692,858	100.00%
Licenses and permits	10,625	5,348	5,277	98.68%
Legal and other fees	824,823	117,392	707,431	602.62%
Offices salary and wages	593,059	105,000	488,059	464.82%
Consulting fees	55,870	130,384	(74,514)	-57.15%
Compensation costs	761,810	587,392	174,418	100.00%
Audit fees	23,500	17,500	6,000	34.29%
Filing fees	2,870	4,590	(1,720)	-37.47%
Insurance expense	24,472	28,723	(4,251)	-14.80%
Directors fees	20,000	20,000	-	0.00%
Operating expenses from continuing operations	$3,286,583	$1,298,778	$1,987,805	153.05%

Other (Income) expenses:

Our Interest receivable for the three and nine months ended September 30, 2021 and 2020, was $256, $769 and $206, $419, respectively.

Our Income form Grants from Government for the three and nine months ended September 30, 2021 and 2020, was $59,986, $279,981 and $25,899, $25,899 respectively, the increase in this account is because the studies of management of the Company.

The Company recorded a change in FMV of trading securities as unrealized gain (loss) and realized gain (loss) of $-0-, $-0- and $-0-, $104,705 for from discontinued operations the three and nine months ended September 30, 2021 and 2020, respectively.

Our interest expense of continuing operations for the three and nine months ended September 30, 2021 and 2020, was $56,007, $175,915 and $73,268, $179,344, respectively. The changes for the three and nine months period ended September 30, 2021, were primarily due to accretion of the convertible notes of TL-66.

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has deficit in working capital of $1,094,813 and has an accumulated deficit of $49,833,059, has cash used in continuing operating activities of $1,689,200 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Net Cash Provided by/Used in Operating Activities

 Net cash used in continuing operating activities and discontinued operating activities was $1,689,200 and $4,633 respectively for the nine months ended September 30, 2021, as compared to net cash used of $1,766,355 and $834,429 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 stock-based compensation was $953,076 and amortization of debt discount was $220,578. For the nine months ended September 30, 2021 and 2020 the Company recorded increase to accounts payable and accrued expenses $193,427 and $234,364 of continuing operating activities.

Net Cash Provided by Investing Activities

Net cash (used in) provided by investing activities during the period ended September 30, 2021 was $(30,022) compared to $6,355 for the same period in 2020 due to $79,814 cash acquired in Sapphire acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months period ended September 30, 2021, was $1,605,051 and $3,252,748 for the same period in 2020.

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

Recently issued accounting standards

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have any material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We adopted this standard on its effective date of January 1, 2020. The adoption of this ASU did not have any material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance did not have any material impact on the Company’s financial statements.

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

Foreign Currency Transactions

Our Foreign currency gain (loss) were $9,711, and $5,716 for the three and nine months ended September 30, 2021 were $1,569 and $2,113 for the same period in 2020. All Foreign currency gain (loss) were related to discontinued operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2021 and September 30, 2021 the Company issued total 1,234,113 shares valued $402,500 pursuant to the Company’s Registration Statement on Form S-3. The Company received in cash.

On April 8, 2021 and June 15, 2021 the Company issued 1,234,113 shares for cash of $402,500 pursuant to various Stock purchase agreements. The cash was received in 2021.

On April 8, 2021, May 28 2021 and June 15, 2021 the company issued 4,261,815 restricted shares of its common stock valued at $1,675,496 to third parties for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: November 22, 2021	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: November 22, 2021	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

