Form 10-K
period 2021-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2022-04-15
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to _____________

Commission File Number: 000-54296

AXIM Biotechnologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4029386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6191 Cornerstone Court,E, Suite 114

San Diego, CA 92121

(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 923-4422

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐      No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, based upon the closing price of the common stock as reported by finance.yahoo.com on such date, was approximately $34,848,485. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 12, 2022, there were 152,001,782 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

AXIM BIOTECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

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

PART I

Item 1. Business

Overview

Axim Biotechnologies, Inc., a Nevada corporation, is a leading developer of diagnostic healthcare solutions serving to enhance the health of people. Through the development of diagnostic solutions that quickly and accurately diagnose various diseases, our products allow healthcare workers to quickly test and treat at the point-of-care, which leads to improved patient outcomes and provides numerous economic benefits to the healthcare system.

Axim’s core competencies include development of rapid lateral flow immunoassays, reagents and monoclonal antibody development for such assays. Our current products fall into these categories:

(1) SARS-CoV-2 neutralizing antibody tests;

(2) Eye Health, wherein we acquired two FDA cleared 510(k) tests for dye eye disease and have internally developed a third assay; and

(3) Oncology, where we licensed from Mayo Clinic and Arizona State University Quiescin Sulfhydryl Oxidase 1 (“QSOX1”), an important enzyme for cancer growth, invasion and metastasis.

Additional tests are currently in development as part of our focus on maintaining a robust product pipeline that can deliver future growth.

Our principal executive office is located at 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121. Our telephone number is (858) 923-4422 and our website is www.aximbiotech.com. Unless expressly noted, none of the information on our website is part of this Annual Report on Form 10-K. Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “AXIM.”

Historical Business Operations

We were originally incorporated in the State of Nevada on November 18, 2010, under the name AXIM International, Inc. On July 24, 2014, we changed our name to AXIM Biotechnologies, Inc.

                The Company’s historical business operations focused on the research, development and production of pharmaceutical, nutraceutical and cosmetic products based upon our proprietary technologies. This business and its related intellectual property were divested by the Company in May 2020.

In March 2020, we acquired Sapphire Biotech, Inc. (“Sapphire”), a diagnostic healthcare solutions company, changing our business operations.

Acquisition of Sapphire Biotech, Inc.

On March 17, 2020, we entered into a Share Exchange Agreement with Sapphire and all of its stockholders, pursuant to which, upon closing of the transaction, we: (i) acquired 100% of Sapphire’s outstanding capital, consisting of 100,000,000 shares of common stock; and (ii) assumed all of the outstanding debt of Sapphire. The outstanding debt included two convertible notes in the principal amounts of $310,000 and $190,000, respectfully.

In exchange for 100% of the issued and outstanding shares of Sapphire, we issued an aggregate of 54,000,000 newly issued shares of Company common stock to Sapphire’s existing stockholders (the “Share Exchange”). As a result of the Share Exchange, Sapphire became a wholly owned subsidiary of the Company, which has resulted in consolidated financial reporting by the Company to include the results of Sapphire.

 Acquisition of Advanced Tear Diagnostics, LLC technology

On August 26, 2021, we purchased certain eye disease diagnostic technology from Advanced Tear Diagnostics, LLC, a Delaware Limited Liability Company (“Advanced Tear”), consisting of a 510(K) license for Lactoferrin, a biomarker for dry eye disease and a 510(K) license for IgE, a biomarker for allergic ocular reaction (collectively, the “510(K) Licenses”). The purchase price for the 510(K) Licenses was $4,270,000, which price was paid by issuing 7,000,000 restricted shares of Company common stock to Advanced Tear.

Also on August 26, 2021, we purchased five patents (the “Patents”) from Advanced Tear for $250,000 (which includes assuming and paying $30,000 of the Advanced Tear liabilities). The bulk of the purchase price ($210,000) was in a note that requires seven equal monthly payments of $30,000, which payment started on September 3, 2021. The note has since been repaid in full.

Current Operations Following Acquisition of Sapphire and Advanced Tear’s Assets

COVID-19

As Sapphire had been a pioneer in the research and development of diagnostic tools for the early screening of cancer cells, our researchers were able to quickly adapt our existing research and technology to create diagnostic tools that screen for COVID-19 neutralizing antibodies. The current need for such an instrument is great, as the pandemic continues to plague the worldwide healthcare landscape.

SARS-CoV-2, the virus responsible for the COVID-19 pandemic, has spread at an alarming rate since the first cases were identified in late 2019 in Wuhan, China. The virus can be transmitted from person-to-person in respiratory secretions from symptomatic or asymptomatic individuals. Since the virus was new to the human population and death rates are 10 to 50-fold higher than other respiratory viruses, the pandemic has placed excessive demands on the global healthcare network. Because initially there were no vaccines or effective antiviral therapies that existed for SARS-CoV-2, efforts to combat this pandemic have been challenging.

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

The most widely used antibody tests on the market today do not specifically identify neutralizing antibodies. Instead, they measure a large family of antibodies that bind to various parts of the virus, but that do not necessarily neutralize it. To address this shortcoming, we developed a patent-pending rapid diagnostic test, which is specifically focused on measuring the levels of functional neutralizing antibodies that prevent SARS-CoV-2 from attaching to human cells. The test is based on blocking the interaction between human cell receptors and the viral spike protein that mimics the virus neutralization process in the body.

Why A Neutralizing Antibody Test

Our test is a rapid (10-minute) serological diagnostic test that measures SARS-CoV-2 neutralizing antibodies, or Nabs. Our SARS-Cov-2 Neutralizing Antibody (“Nab”) Rapid Test is the first of its kind, and is a rapid lateral flow chromatographic immunoassay intended for the semi-quantitative measurement of neutralizing antibody in human serum or plasma (sodium heparin, potassium and acid dextrose citrate) or fully quantitative with the use of an electronic reader. The test SARS-Cov-2 Neutralizing Antibody Rapid Test measures Nabs within 10 minutes, unlike traditional tests, which require days. Our test kit does not utilize live biological materials and does not require the strict biosafety protocol associated with live virus samples.

Specifically, we envision that our test may be used for the following:

(i)

Measurement of neutralizing antibodies in individuals who have recovered from COVID-19 and/or received a vaccine and to provide an “Immunity Passport” so that they can go back to work and school or participate in social gatherings without risk of infecting others. The primary goal of any vaccine is to induce neutralizing antibody responses that protect vaccine recipients from infection and subsequent disease. As COVID-19 vaccines have been rolling out to the general public, we believe immunity monitoring is starting to play a critical role in determining whether the vaccine is effective, for how long, and when it is time for recipients of the vaccine to get a booster shot. Since immunity to the virus is not anticipated to last forever, the immunity monitoring could continue for many years, even after widespread vaccination throughout the world.

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

(ii)

Screening plasma collected from individuals recovered from COVID-19 so that patients fighting COVID-19 can be treated with plasma containing high levels of Nabs. Additionally, Nabs need to be monitored in patients receiving convalescent plasma so that we learn what is an effective therapeutic dose.

Our test is different from neutralizing antibody tests currently available because:

•	It specifically tests for neutralizing antibodies, which are those needed to fight COVID-19 within the body;

•	It can quantitatively measure the amount of neutralizing antibodies a person has;

•	Patients get their results in just a few minutes; and

•	It is portable.

In preclinical research, our test has already been proven to work with 97.8% accurately in plasma and serum and can easily be modified to work on any specific strains of COVID-19; accordingly, we believe that newly-discovered strains will not affect its efficacy. Our test has shown a significantly better statistical correlation with SARS-CoV-2 neutralization assays than the currently available antibody tests. Since the rapid test lends well to conducting live virus-based assays, we believe that it could serve as an effective low-cost alternative to lab-based assays for monitoring large numbers of vaccine recipients for neutralizing antibodies.

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

In August 2020, we signed an exclusive licensing, manufacturing and distribution agreement with Empowered Diagnostics, LLC (“Empowered”) to execute the high-volume production of our rapid point-of-care diagnostic test. Together with Empowered, we completed the technology transfer, and Empowered built out their production facility to enable them to manufacture millions of our tests per month. The test was used to complete two human point-of-care clinical trials, and Empowered Diagnostics filed for FDA emergency use approval (“EUA”) of the device on March 24, 2021.

On January 28, 2022, the FDA notified Empowered that it was issuing a Class One recall for the test together with Empowered’s antigen test for mislabeling. The FDA also notified Empowered that it would no longer consider EUA’s unless they were fully quantitative and because the test Empowered had filed the EUA for was semi-quantitative it would be denied. As per our agreement, we notified Empowered on February 10, 2022 that we were giving a 30-day cure notice as per the agreement or we would be terminating the agreement. On March 4, 2022, the two companies entered into a separation agreement.

On March 6, 2022, we announced that while the Company explores filing one or more EUA’s for point of care and/or at home use, we would begin to offer the test For Research Use Only (“RUO”), as it does not require FDA approval.

The test can facilitate research in a variety of areas related to COVID-19, including, diagnostic test development, vaccine and therapeutic development, studies related to immunity and adaptive immune response, and epidemiological research into the control of the virus. The Nab test will allow researchers to assess the efficacy of COVID-19 vaccines and compare effectiveness of naturally acquired vaccine-induced antibody response.

The Company is making two tests available for RUO, including the quantitative measurement of neutralizing antibodies using a reader, which will provide the exact number detected, and a semi-quantitative test for the measurement of neutralizing antibodies, which will identify high, medium, and low neutralization titers.

Notwithstanding ongoing monitoring of immune responses, there is an urgent need to fully understand the efficacy of vaccines and to identify what are the correlates of protection. Offering our Nab tests for RUO may help support vaccine efficacy evaluation and herd immunity assessments. In fact, our partner and co-inventor of the test, Dr. Douglas Lake, has already tested hundreds of ASU students and faculty with our Nab test. Dr. Lake has an ongoing correlative study to measure exposure to the SARS-CoV-2 virus at different points in time by measuring and tracking the Nab levels before and after receiving vaccines, and before and after contracting the virus. Dr. Lake and the AXIM team have published numerous tentative reports regarding the correlation between vaccine immunity and natural immunity. Dr. Lake will continue his studies over the course of a year with the objective of determining definitive correlates of protection.

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

There are several types of SARS-CoV-2 and COVID-19 related IVDs:

•	Diagnostic Tests: Tests that detect parts of the SARS-CoV-2 virus and can be used to diagnose infection with the SARS-CoV-2 virus. These include molecular tests and antigen tests.

•

Serology/Antibody and Other Adaptive Immune Response Tests: Tests that detect antibodies (for example, IgM, IgG) to the SARS-CoV-2 virus or that measure a different adaptive immune response (such as, T cell immune response) to the SARS-CoV-2 virus. These types of tests cannot be used to diagnose a current infection.

•

Tests for Management of COVID-19 Patients: Beyond tests that diagnose or detect SARS-CoV-2 virus or antibodies, there are also tests that are authorized for use in the management of patients with COVID-19, such as to detect biomarkers related to inflammation. Once patients are diagnosed with COVID-19 disease, these additional tests can be used to inform patient management decisions.

On September 16, 2020, we filed an EUA application with the FDA for measuring COVID-19 neutralizing antibodies in plasma and serum through our first-in-class rapid diagnostic test. We amended the EUA to include positive results from a Biosafety Level 3 (BSL-3) live virus test that positively correlates the rapid 10-minute lateral flow assay test that accurately detects and measures levels of functional COVID-19 neutralizing antibodies in plasma which the FDA demanded.

On March 24, 2020, our manufacturing partner at the time, Empowered Diagnostics, filed an EUA application with the FDA for measuring COVID-19 neutralizing antibodies in whole blood for a Point-of-Care application of our rapid diagnostic test. On November 15, 2021, the FDA announced that it was changing its guidelines for neutralizing antibodies tests and would only accept applications for fully quantitative tests. In January 2022, the FDA informed Empowered it would not approve the EUA. While the Company contemplates filing a new EUA, we have announced that we will begin sale of the test for Research Only Use.

Our COVID-19 related product candidates, including our lateral flow diagnostic test for measuring SARS-CoV-2 neutralizing antibodies, are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability. Additionally, due to the COVID-19 pandemic the FDA is over-run with EUA applications from thousands of biotech and pharmaceutical companies and could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Eye Health

On August 26, 2021, we acquired the intellectual property and the exclusive global rights to market two FDA approved lateral flow assays which utilize a non-invasive, quantitative, point of care human tear test to aid in the diagnosis and selection of therapeutics for the treatment of eye diseases.

Currently, we have FDA 510k approval to test Lactoferrin (aqueous deficiency biomarker) and IgE (non-specific allergy biomarker). Our objective is to establish point of care testing for dry eye disease (“DED”) and to establish this modality as the new standard of care. The tests are quick, simple to use, and inexpensive to the clinic. The tests are CMS and private insurance reimbursable.

While at one time the tests were sold in numerous eye doctors locations, when the Company acquired the assays they had been mothballed and the Company had to redevelop the tests, reagents and select a quantitative reader. Since the acquisition of the technology, the Company has been successful in redevelopment and is preparing to launch sales.

We have signed a supply agreement with Barcelona-based IUL SA (“IUL”) for our iPeak DED readers, which will be deployed for diagnostic testing with a focus on lactoferrin and IgE levels. This state-of-the-art portable reader is a colorimetric lateral flow reader designed to hold different cassette sizes and can read cassettes of up to five strips and seven lines per strip at a time.

iPeak is equipped with “Flash Eye” technology based on the principles of machine vision illumination. Its camera captures the image of the test illuminated from LED lights situated in the most studied geometry to achieve a precise and uniform illumination and enhance the colors of any lateral flow test. The iPeak technology also allows for more sensitivity, which is the main success of its application.

We evaluated the iPeak readers in the lab against six other comparable products before deciding on IUL’s state-of-the-art products. The new readers will be calibrated with the new test strips and distributed to our Medical Advisory Board (“MAB”) of renowned DED experts for non-clinical field testing on their patients, which includes studying the accuracy and ease of use. These tests are expected to run for a few weeks and the MAB will provide management with data and feedback regarding the test results and any other research findings.

The Company’s diagnostic testing process for DED, and specifically for lactoferrin levels as a primary indicator, will include the use of reagent strip samples. These strips will have the patients’ tear sample obtained and applied and then an ophthalmologist or optometrist will run the strips through an reader to determine lactoferrin levels and incidence and severity of DED.

Our tests are considered moderately complex by CLIA. This requires the user of the test to obtain a CLIA certificate of compliance. This is done by filing a simple application with CMS. (Form 116). We will assist in the filing to provide an effortless process for the customer. Additionally, we are pursuing a waiver for current and future product offerings and intend to file for the waiver in the second or third quarter of 2022.

To manage and navigate the CLIA compliance, readers, lab testing and field-testing process, we have retained veteran laboratory testing executive Barry Craig as a consultant. In this role, he will manage the Company’s DED lab testing initiative. He has more than 25 years of experience in the clinical laboratory as a Generalist, QA Coordinator, and Microbiology Supervisor. He also served as Lab Coordinator for the Children’s Hospital of Alabama for 12 years. Craig has deep-seated experience in regulatory compliance as the owner of Laboratory Consulting, LLC, and has served as the Regulatory Compliance Consultant for CLIA, the Commission on Office Laboratory Accreditation (“COLA”), and the College of American Pathologists (“CAP”). He has successfully established more than 200 moderate and high complexity laboratories, and is a contributor for several trade publications such as MLO magazine, ADVANCE for Administrators of the Laboratory Magazine, and Physician Office Resource Magazine.

We believe that the acquisition of these FDA 510k approved diagnostic products, along with proven management practices and capital, will allow the business to grow at a rapid pace. Low levels of Lactoferrin confirm inadequate glandular tear production (aqueous deficiency) and high levels of IgE indicate an active ocular allergy. If both biomarkers are normal, the cause of a patient’s dry eye condition could be attributed to evaporative dry eye. So, by performing these two tests, an eye doctor may now precisely know the underlying cause of the tear film disorder, its severity and the appropriate treatment protocol to pursue. In addition, these tests are rapid, accurate, reimbursable, profitable and can be performed by a technician, which allows the physician to be more productive and attend to more patients.

Dye Eye Market

An estimated 16 million Americans have been diagnosed with DED, but the actual number of Americans suffering from dry eye symptoms is likely much higher. Some reports indicate that nearly half of all U.S. adults experience dry eye signs and symptoms, and 33% of patients in eye care clinics present with complaints about dry eye.

DED, though widespread, is under-diagnosed, in part because symptoms do not always correlate with objective signs. It has a highly variable symptom profile at different stages of the disease, and there is often a discordance between signs and symptoms. A patient can have severe symptoms yet show no sign of ocular surface damage, while others have advanced ocular surface damage, yet report no symptoms. This lack of correlation between clinical signs and symptoms of DED makes diagnosing and treating patients a challenge. Often times, inflammation is present before the clinical signs of DED.

Currently, our eye business focuses exclusively on ophthalmology and optometry, in the United States, where there are 37,000 optometrists and 19,000 ophthalmologists performing approximately 400,000 medical (dilated) eye exams per day. Of this total, we believe that approximately 20% to 30% would present with symptoms where ATD’s Lactoferrin & IgE tests would be indicated. It is estimated that total US market for our eye care systems could approach 50,000 systems. (USA Only)

We have completed development of our immunoassay system, which includes an automated colorimetric photometer reader and two FDA market cleared point-of-care (POC) quantitative diagnostic ophthalmic lab tests. These are:

Ocular Lactoferrin CPT code 83520 2021 CMS reimbursement $17.27/eye *

Ocular Immunoglobulin E CPT Code 83520 2021 CMS reimbursement $16.46/eye*

Studies indicate that in 2021, 16-49 million Americans had DED, representing 32 - 98 million potential use cases for our POC tests. These tests are not limited to DED diagnostics, but can also be used to determine the Lf and allergic components of tear film prior to:

•	Contact lens fitting – approximately 45 million people wear contact lens in the US alone (2021).
•	LASIK surgery- approximately 718,000 (2020).
•	Cataract surgery with lens exchange - approximately 3.8 million (2018).

The barrier for entrance into the dry eye space is difficult and requires extensive clinical studies, large capital expense and FDA 510k approval. This process alone can take several years and substantial investment, with no certainty that the product will receive FDA 510k approval.

Business Model

Our eye business model will utilize a razor/razor blade model. The two sources of revenue: (1) the sale of readers and (2) sale of disposable tests. It is anticiapted.that 95+% of gross profits will be generated from the sale of tests. We have not determined the list price of the readers. Discounts will be offered to purchasing groups, corporate accounts, academic institutions engaged in research or training, and others as deemed appropriate. It is anticipated that the average price for the reader will be slightly above our acquisition costs, while pricing of consumable diagnostic kits will be at roughly half of the CMS published reimbursement floor rate. Current pricing is $2,100 for 100 bilateral test cassettes (200 tests) and provides a margin of approximately 65 - 72%.

Market demand for the system is expected to be moderate to begin with until we become a preferred vendor with a large purchasing group or until we are granted a waiver from CLIA.. At that time we expect high demand for our system. We also expect high demand for our recently developed MMP-9 quantitative test once we get FDA approval. While we must compete with other capital equipment expenditures under consideration in any ophthalmic physician’s office, we believe that no other ophthalmic device offers the combination of compelling clinical and financial benefits afforded by our system. The clinical utility of the tests offers important diagnostic precision, differentiation and treatment management direction. Inner-office efficiencies significantly improve the patient flow characteristics, reducing patients in office visit time and greatly reducing physicians chair time with each patient.

Financially, for every patient per day tested the physician will receive, on average, $2 in reimbursement for every $1 expended on supplies.

                CMS and private insurance allow for physicians to retest their patients as often as deemed medically necessary. The average retesting rate for Lactoferrin is 65% ,while the IgE retesting rate is 35%.

Dye Eye Disease Competition

Currently there are five FDA approved tests for DED:

Biomarker	Company	Type	CLIA status

Lactoferrin	Axim	(quantitative analysis)	moderate complexity

IgE	Axim	(quantitative analysis)	moderate complexity

MMP9	Quidel	(qualitative only)	waived

Osmolarity	TearLab	(quantitative analysis)	waived

Ocular Adenovirus	Quidel.	(qualitative only)	waived

The preferred clinical analysis is quantitative, giving us an advantage over the competition. Since our reader can interpret many different analytes other than Lf and IgE, it also opens the possibility of additional quantitative test development.

New Eye Heath Division Additions

On September 15, 2021, we announced that we had appointed Jeffrey A. Busby to Senior Vice President – Business Development. Mr. Busby brings more than 30 years’ experience developing and managing national and international ophthalmic medical device sales and support teams. That experience includes Sr. Regional Management - Alcon Laboratories, Ft. Worth, TX, US Director of Sales VISX, Santa Clara, CA, Director of Global Strategic Accounts, Advanced Medical Optics (AMO) ( Canada, Latin America and Europe). Mr. Busby served for eight years as Chief Commercial Officer for Advanced Tear Diagnostics, located in Birmingham, AL, and most recently, Chief Revenue Officer Scanoptix, located in Charlottesville, VA.

In this newly created position, Mr. Busby will be responsible for the launch and commercialization of the Company’s recently announced acquisition of diagnostic technologies for DED that includes two FDA cleared 510(k) authorizations for the commercial sale of two ophthalmic “point of care” diagnostic lab tests -- which are approved for reimbursement by both CMS and private insurance and will be used by both Optometrists and Ophthalmologists.

On September 21, 2021, we announced that we had appointed Joseph Tauber, MD as Chief Medical Officer and Chairman of our Medical Advisory Board. With over 30 years of clinical experience, Dr. Tauber is an internationally recognized authority in the field of ocular surface diseases including dry eye and meibomitis management. He is an entrepreneurial private practice ophthalmologist with extensive experience as a clinical trials researcher and business consultant to global health product companies and institutional investors. Dr. Tauber has served on numerous scientific advisory boards and as the Ophthalmology representative at institutional investor-focused conferences.

Dr. Tauber is the founder and CEO of Tauber Eye Center, a practice focused on corneal disease, uveitis and ocular immunology and complex corneal surgical procedures, as well as Medical Director of Saving Sight, the US’ third largest eye bank. Dr. Tauber has been centrally involved in numerous significant dry eye development projects during the past 25 years. He has served as a Principal Investigator in over 140 multicenter clinical trials, including those that led to the approval of all four medications currently approved by the FDA for the treatment of dry eye – Restasis, Xiidra, Cequa and Eyesuvis. He has been avidly involved in research for nearly three decades, and has served as a principal investigator in over 140 research studies across a broad range of eye conditions, including high-risk corneal transplantation, inflammation and allergic eye diseases, corneal infectious diseases and numerous ocular surface conditions.

Dr. Tauber received his doctorate from Harvard Medical School, residency training in internal medicine at Beth Israel Hospital and in ophthalmology at Tufts-New England Medical Center, and fellowship training in Ocular Immunology and in Corneal Diseases and Surgery at the Massachusetts Eye & Ear Infirmary, all in Boston, Massachusetts. Dr. Tauber has also written eight book chapters and over 80 peer-reviewed articles in the fields of ocular surface and immunologic disease for prestigious medical journals as Ophthalmology, Investigative Ophthalmology and Visual Science, Journal of Cataract and Refractive Surgery and Cornea. He has been awarded the Heed Ophthalmic Foundation Fellowship Award and a National Eye Institute Individual NRSA Award.

On October 05, 2021, we announced that we had appointed Laura M. Periman, MD to our recently established Medical Advisory Board. Dr. Periman brings 30 years’ experience in medicine, the last 20 of which include her clinical practice specializing in ocular surface disease and DED. Currently, she serves as Founder and Director of Dry Eye Services and Clinical Research of the Seattle-based Periman Eye Institute. Additionally, she has served as a principal investigator in ophthalmic clinical research primarily centered on ocular surface disease innovations including neural stimulation for treating DED, novel topical therapeutics as well as innovative procedures such as IPL, Radiofrequency and more. Dr. Periman is an international lecturer and has also served as a reviewer and editor for various top-tier medical journals, and is a consultant to numerous leading ophthalmic pharmaceutical and medical device companies.

Dr. Periman is a board-certified ophthalmologist, fellowship-trained cornea and refractive surgeon. She has published over a dozen peer-reviewed publications, six as first author and has written and presented extensively on the topic of Ocular Surface Disease. Dr. Periman is a manuscript reviewer for “Ophthalmology,” and “Photobiomodulation, Photomedicine and Laser Surgery,” and serves on the editorial boards of “Journal of Dry Eye and Ocular Surface Disease,” “Ophthalmology Management” and “Ocular Surgery News.” She is a member of numerous Scientific Advisory Boards, and frequent presenter for or on behalf of these companies, including: Alcon, Allergan, Avellino, Azura, Eyedetec, Eyevance, Horizon, Johnson &Johnson, Novartis, NuLids, Sight Sciences, Sun, TearLab, and Visant. Dr. Periman completed her Ophthalmology Residency as well as Cornea/Refractive Fellowship at the University of Washington in Seattle.

On October 11, 2021, we announced that we had appointed Henry D. Perry, MD to our recently established Medical Advisory Board. A recipient of the Life Achievement Award from the American Academy of Ophthalmology, Dr. Perry is recognized as one of the US’ leading cornea and refractive surgeons. He serves as Senior Founding Partner, Ophthalmic Consultants of Long Island as well as Chief, Cornea Service, Nassau University Medical Center, New York. He has won numerous Best Doctor awards and was recently recognized as one of the top 150 Ophthalmologists in America by “Newsweek” magazine in 2021.

Dr. Perry is the Senior Founding Partner of Ophthalmic Consultants of Long Island, and Chief, Cornea Service at Nassau University Medical Center, East Meadow, New York. He earned his medical degree with honors from the University of Cincinnati College of Medicine and completed his residency at the Nassau County Medical Center and the University of Pennsylvania Scheie Eye Institute. Dr. Perry went on to earn fellowships in Ophthalmic Pathology at the Armed Forces Institute of Pathology in Washington D.C., and in cornea and external disease at the cornea service of the Massachusetts Eye and Ear Infirmary, Harvard University. He then served two years in the United States Army as Major, Medical Corps at Fort Sam Houston, San Antonio and Fort Dix, New Jersey.

Dr. Henry Perry is recognized as one of the leading cornea and refractive surgeons in the US and has written over 200 papers and chapters on corneal and refractive surgery and ophthalmic pathology. He has given over 500 invited lectures around the US and abroad including several named lectureships. He has served as medical director of the Lions Eye Bank for Long Island at Northwell Health since 1987. He serves as Senior Editor for the Journal “Cornea” and is the winner of the Honor Award, Senior Honor Award and Life Achievement Award from the American Academy of Ophthalmology. He has won numerous Best Doctor awards and was recently recognized as one of the top 150 Ophthalmologists in America by “Newsweek” magazine in 2021.

                On October 20, 2021, we announced that we had appointed Kelly K. Nichols, O.D., M.P.H. and Ph.D. to our Medical Advisory Board. A founding member of the Ocular Surface Society of Optometry, Dr. Nichols currently serves as Dean of the School of Optometry at The University of Alabama at Birmingham. She is an acknowledged expert on DED and Ocular Surface Disease and has been extensively published. She earned her second B.S. and a Doctor of Optometry (“O.D.”) at UC Berkeley, and an M.P.H in biostatistics and a Ph.D. in Vision Science at Ohio State University.

Dr. Nichols currently serves as Dean of the School of Optometry at The University of Alabama at Birmingham. She has served extensively on the Executive Board and for the Tear Film and Ocular Surface Society and on each of the steering committees (DEWS, DEWS II, Contact Lens Discomfort, and MGD workshops), and is a founding member of Ocular Surface Society of Optometry. She currently serves as president of the Association for Schools and Colleges of Optometry (ASCO) and secretary of the National Alliance for Eye and Vision Research (NAEVR)/ Alliance for Eye and Vision Research (AEVR). Dr. Nichols is a leading expert in DED who has been on the editorial boards of the journals “Optometry and Vision Science,” and “The Ocular Surface.” Her research encompasses meibomian gland dysfunction, dry eye in menopause, dry eye diagnostics and therapeutics, and tear proteomics and lipidomics. She received her Doctor of Optometry degree from the University of California at Berkeley, completed a residency in ocular disease at Omni Eye Specialists of Colorado, and earned her M.P.H in biostatistics and Ph.D. in vision science at Ohio State University.

On November 02, 2021, we announced that we had appointed Michael E. Stern, MS, Ph.D., to its Medical Advisory Board. Dr. Stern brings over 30 years of senior scientific, research, academic and executive level expertise with DED and ocular surface disease (“OSD”). Currently, he is a Principal and Chief Science Officer for immunEyze, a boutique contract research organization that performs preclinical and clinical research for OSD indications. Previously, he served for 26 years with Allergan, where he rose to Principal Scientist and Vice-President Inflammation Research and where his work included elucidating the pathophysiology of DED. He is extensively published in leading ocular journals.

Dr. Stern has authored over 100 publications, 300 abstracts and several book chapters. Additionally, along with Dr. Stephen Pflugfelder and Dr. Roger Beuerman, he published a book: Dry Eye and Ocular Surface Disorders (2004). He is a member of the Editorial Board of The Ocular Surface, and reviews papers for several professional journals. Dr. Stern has finished a term as Adjunct Associate Professor at Baylor College of Medicine (Houston, Texas) and is currently Co-Director of Ocular Immunology at IOBA (University of Valladolid, Valladolid, Spain). He is also a Visiting Professor of Ophthalmology at the University of Cologne (Germany). He has received the Diaz-Caneja Award and given the Award Lecture at the International Ocular Surface Society. Dr. Stern earned his BS at Purdue University, and an MS and Ph.D. in Physiology/Ophthalmology from Medical College of Wisconsin.

New Quantitative MMP-9 Test

On March 8, 2022, we announced that we had successfully developed what we believe to be the first-ever rapid quantitative tear test for MMP-9, an inflammatory biomarker for DED. Matrix metalloproteinase-9 (MMP-9), an inflammatory biomarker consistently elevated in the tears of dry eye patients, may accelerate early diagnosis when detected.

The central role of inflammation in OSD is widely recognized, but our ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which measures tear matrix MMP-9 levels and provides a positive/negative result around a threshold of 40ng/ml of MMP-9. This “yes or no” report has clinical value, but it is limited. Currently available MMP-9 testing does not detect a reduction in tear MMP-9 levels until the concentration drops below 40ng/ml and thus may miss clinically significant improvement that did not reach that threshold.

The clinical benefits of our quantitative tear MMP-9 testing would be a significant advance in the ability to measure the degree of inflammation affecting dry eye patients, allowing for more objective classification of their disease. Equally important would be the ability to measure improvement in control of inflammation that is the goal of many of our therapies for OSD, including pharmaceuticals, thermal pulsation treatments and even light based therapies.

We are also in the process of developing additional bio-marker tests that will be done on the existing platform, without the constant need of the clinician to upgrade to a newer platform. The Lateral Flow test reader is software driven and can be programmed to interpret other biomarkers as they are clinically studied and FDA approved. The test uses 0.5 microliters of human tear fluid, that is applied to a disposable lateral flow cassette (one cassette per patient tested). The disposable single use cassette generates a substantial, reoccurring revenue stream for our eye business and our stakeholders.

Oncology

We acquired Sapphire in order to develop and commercialize a unique therapeutic approach designed to disrupt cancer growth and block metastatic spread. Prior to our acquisition of Sapphire, it acquired an exclusive license to the technology around SBI-183, an anti-metastatic compound developed by Dr. Douglas Lake at Mayo Clinic and Arizona State University to inhibit QSOX1. Dr. Douglas Lake is a co-founder of Sapphire.

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

Effective February 7, 2020, Sapphire entered into an Industry Sponsored Research Agreement (“SRA”) to test and confirm the inhibitory activity of SBI-183 and SBI-183 analogs, including those synthesized by the Company. The testing included cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies were also be conducted under the SRA. Specifically SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts.

On August 11, 2020, Sapphire was awarded a $395,880 phase I Small Business Innovation Research (“SBIR”) grant by the National Cancer Institute (“NCI”). The 12-month grant supported the continued development of novel small molecules that inhibit the enzymatic activity of QSOX1 based on our lead compound SPX-1009.

Funded by the SBIR, we have made significant progress with the development of additional analogs of SPX-1009 and have synthesizing derivative compounds with improved anti-metastatic action. We have synthesized and screened more than 200 derivatives of SPX-1009, yielding a compound with significantly increased anti-metastatic inhibition. Recent medicinal chemistry efforts resulted in SPX-184 compound that showed much higher activity than SPX-1009 in 3D invasion assays with MDA-MB-231cell line (MD Anderson cancer line). SPX-184 is up to 50 times more potent than SPX-1009 and constitutes a unique composition. Since it is not an analyte of SPX-1009, SPX-184 is not covered under the license with Skysong Innovations.

                We continue to advance our mission of developing novel therapeutics for controlling metastatic cancer spread, and diagnostics for early cancer detection, response to treatment, and for monitoring post-treatment recurrence. With Phase I of the SBIR now completed, we are preparing to file a Phase II, seeking $1 million in grant funding from the National Cancer Institute/National Institutes of Health to further develop SPX-184. In addition to seeking additional grant funding to further our cancer research and development program, our strategies include potential partnering with a pharmaceutical company active in cancer therapeutic and/or licensing the technology so that it can be commercialized.

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

On July 15, 2020, we announced the development of a rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. Unlike currently available serological COVID-19 tests that detect an antibody response to the virus, our rapid 10-minute test measures a specific subpopulation of antibodies to block binding of the virus to host cell receptors. While there are expensive, time consuming laboratory tests that measure neutralizing antibodies, our test differs in that it is a portable, low cost, rapid point-of-care test with results in 10 minutes. Status: Ongoing

On August 5, 2020, we announced the development, patent filing and EAU filing of NeuCovix-HT™, a high throughput (“HT”) patent-pending diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS-CoV-2, the virus that causes COVID-19. Unlike current serology tests for COVID-19 that qualitatively detect antibodies to the virus, NeuCovix-HT™ quantitatively measures functional antibodies that block binding of the virus to host cell receptors. Status: Ongoing

On August 11, 2020, Sapphire was awarded a $395,880 phase I SBIR grant by the NCI. The grant has supported the continued development of novel small molecules that inhibit the enzymatic activity of QSOX1 based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Status: Ongoing.

On August 24, 2020, we signed an exclusive limited licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC (“Empowered Diagnostics”) for high volume production of our rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. Status: The agreement was since been terminated.

On September 16, 2020, we filed the EUA application with the FDA for measuring COVID-19 neutralizing antibodies in plasma and serum through its first-in-class rapid diagnostic test. Status: On January 2022, the FDA notified us that the priorities for testing had changed in favor of quantitative measurement of neutralizing antibodies Accordingly, the Company’s EUA for the qualitative test would no longer be considered.

On September 22, 2020, we announced that the United States Patent and Trademark Office (“USPTO”) had issued the Company a new Notice of Allowance for a patent (Application No. 15/748,784) on anti-neoplastic compounds and methods targeting QSOX1, an enzyme important for tumor cell growth, invasion and metastasis.

On September 29, 2020, we announced that we had filed a provisional patent for a first-in-class face mask that captures and deactivates SARS-CoV-2, the coronavirus responsible for the ongoing COVID-19 pandemic.

On December 31, 2020, we announced that we had filed a provisional patent for a recombinant VBP for SARS-CoV-2, the coronavirus responsible for the current COVID-19 pandemic, and are now manufacturing the VBP. As a result, we no longer need to rely on outside protein supply to continue our research and can greatly cut down on our manufacturing costs.

On December 3, 2020, we announced the development and patent filing for an enzyme-linked immunosorbent assay (“ELISA”)-based diagnostic test for the detection of SARS‐CoV-2 neutralizing antibodies. Status: Ongoing

On February 3, 2021, we announced the initiation of clinical trials for ImmunoPass, our rapid point-of-care test that semi-quantitatively measures levels of neutralizing antibodies to COVID-19. Status: Completed

On March 8, 2021, we announced that we had successfully completed point-of-care clinical trials on our much awaited ImmunoPass rapid test that semi-quantitatively measures levels of COVID-19 neutralizing antibodies to help understand COVID-19 immunity, validate vaccine’s effectiveness and estimate how long the vaccine will be effective in patients.

 On March 24, 2021, the Company, through Empowered Diagnostics, filed an EAU application with the FDA for measuring COVID-19 neutralizing antibodies in whole blood for a Point-of-Care rapid diagnostic test. Status: This relationship has been terminated.

On August 03, 2021, we announced that the Company has signed a Binding Term Sheet to acquire the technology for the testing of Dry Eye Disease (DED), including two FDA authorizations and approvals for the commercial sale of two ophthalmic diagnostic lab tests. The transaction closed on August 26, 2021.

On March 6, 2022, we announced that while the Company explores filing one or more EUA’s for point of care and/or at home use, it would begin to sell the ImmunoPass rapid test For Research Use Only (“RUO”) as it does not require FDA approval.

On March 8, 2022, we announced that we had successfully developed what we believe to be the first-ever rapid quantitative tear test for MMP-9, an inflammatory biomarker for Dry Eye Disease. Matrix metalloproteinase-9 (MMP-9), an inflammatory biomarker consistently elevated in the tears of dry eye patients, may accelerate early diagnosis when detected.

Anticipated Expenses

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, (iv) continued research and development, and (v) inventory to launch sales of dye eye products.

INTELLECTUAL PROPERTY

OVERVIEW:

Category	Issued Patent	Provisional Patent Applications

QSOX-1	1	11
SARS-CoV-2		12
EYE Health		2
EIS Platform		5

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

C. Unique Compound SPX-184 Invented and Methods for Neoplastic Cell Growth Inhibition of Tumors and Cancers

2. US Provisional Patent Application No. 63/280,553 filed November 17, 2021

Title: Compositions, Compounds, and Methods for Neoplastic Cell Growth Inhibition of

Tumors and Cancers

Assignee: Axim Biotechnologies, Inc.

The present invention generally relates to compositions, compounds and methods for the treatment of various tumors or cancer and cell growth inhibition utilizing SPX-184.

II. SARS-CoV-2-RELATED INVENTIONS

A. Rapid Diagnostic Test to Measure Levels of Neutralizing Antibodies to SARS-CoV2

1. US Provisional Application No. 63/023,646 filed May 12, 2020

Title: Convalescent Plasma Testing and Treatment

Assignee: Axim Biotechnologies, Inc. (Axim) and Arizona State University (ASU)

Exclusive Licensee: Axim Biotechnologies, Inc. (ASU’s Interest) Exclusive Licensee: Empowered Diagnostics, Inc. (Axim’s Interest). License terminated March 4, 2022.

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

No. 63/152,774 Filed February 23, 2021.

Title: Rapid LFA Diagnostic Test to Measure Levels of Neutralizing Antibodies to SARS- CoV-2 from Whole Blood

Assignee: Axim Biotechnologies, Inc.

Exclusive Licensee: Empowered Diagnostics, Inc. License terminated March 4, 2022.

The invention methods and test kits can be used with any sample in which the presence, absence and/or quantity of neutralizing antibodies (Nabs) to SARS-CoV-2 is desired to be determined, such as for example, serum, plasma, whole blood, saliva, mucous, and other biological fluids. In a particular embodiment, the invention methods and/or kits are used with whole blood.

All provisionals referenced in 1. and 2. above relating to the LFA Diagnostic Test were the subject of a conversion into an International Patent Application No. PCT/US2021/032106.

3. US Provisional Patent Application No. 63/252,908

Filing Date: October 6, 2021

Title: Development of the Engender SAR-Cov2 Recombinant Protein Variants

Assignee: Axim Biotechnologies, Inc.

The invention differentiates between antibodies that bind to the virus but do not neutralize and those that do bind and neutralize the virus. COVID-19 vaccines do not induce high levels of neutralizing antibodies in all recipients AXIM’s second generation test provides users with a test that shows if they responded to their COVID-19 vaccine and a semi-quantitative analysis of their neutralizing antibody levels in a single test.

4. US Provisional Patent Application No. 63/275,856

Filing Date: November 4, 2021

Title: Tests For Detection of Neutralizing And Non-Neutralizing Antibodies and Related Methods.

The invention relates to the detection of the percent neutralizing to non-neutralizing antibodies in a single test. Totality of non-Nab provides information on the presence of general innate immune response Nab test determines serum neutralizing activity. Ratio Nab/Non-Nab provides percent of protective Abs.

5. Continuation-in-Part 17/590,353 filed on February 1, 2022 to US Provisional Application 17/319,08 filed on May 12, 2021

Title: Assay for Neutralizing Antibody Testing and Treatment

Assignee: Axim Biotechnologies, Inc.

The invention diagnostic test is intended for semi-quantitative measurement of neutralizing antibodies in plasma, serum or whole blood of persons who have had recent or prior infection with SARS-CoV2 or have received a COVID-19 vaccine.

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

All provisionals relating to the AlphaLisa Assay have been abandoned due to the Company’s decision that commercialization of this technology is not viable.

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

The provisional relating to the ELISA technology has been abandoned due to the Company’s decision that commercialization of this technology is not viable.

D. ACE2 Variants

1. US Provisional Application No. 63/081,811 filed September 22, 2020

Title: Super-ACE2 Variants

Assignee: Axim Biotechnologies, Inc.

The invention relates to a new variant recombinant protein of ACE2 identified as ACE2-614-Fc (“Super ACE2”), that is more potent and has a longer shelf life and is more stable than wild type ACE2. Super ACE2 variant can be used in a variety of ways as follows:

a. Development of competitive assays for neutralizing antibodies that disrupt RBD- ACE2 interaction.

b. Direct assays for virus spike antigens. Super ACE2 acts as a very specific antibody to capture Spike proteins through the RBD domain.

c. Cardio-vascular, blood-pressure and related disorders therapeutic and diagnostic.

d. Anything related to the virus capture such as (i) Mask treatments, (ii) Aerosols, (iii) Sprays and drops, (iv) Ointment and dermal applications, (v) Surfaces

E. Facemask Having Enhanced Infectious Agent Capturing and Related Methods

1. US Provisional Application No. 63/066,104 filed August 14, 2020;

US Provisional Application No. 63/084,407 filed September 28, 2020

Title: Facemask Having Enhanced Infectious Agent Capturing and Related Methods

Assignee: Axim Biotechnologies, Inc.

The invention is a facemask with a filtration material and an infectious agent capture-moiety. Infectious agent capture-moiety refers to any compound or biomolecule that can bind to any infectious agent. The filtration material acts as a scaffold to either directly block or impede the flow-through of the infectious agent or to support the infectious agent capture moiety. The infectious agent capture-moiety then functions to directly block or impede the flow-through of an infectious agent. The infectious agent-capture moiety can aerosolized and sprayed or applied onto pre-treated filtration material and can be specific to capture infectious agents, such as SARS-CoV-2. In such embodiments, the facemasks is capable of providing enhanced protection for the user and to others from SARS-CoV2.

III. TECHNOLOGY PLATFORM-RELATED INVENTIONS

A. Electrical Capacitance/Impedance Spectroscopy

1. Title: Imaginary Impedance Approach and Signal Decoupling Algorithm for Multi-Marker Detection Using Electrochemical Impedance Spectroscopy.

U.S. Patent Application Serial No.: 16/495,682 Filed: March 20, 2018

Exclusive License of Advanced Tear Diagnostics, LLC’s (ATD) Interest: Axim Biotechnologies

Co-owned by Arizona State University.

Methods for detecting one or more analytes in a sample utilizing Electrochemical Impedance Spectroscopy (EIS) measurement. In one method, analyte detection includes comparing an imaginary impedance measurement to a calibration curve of concentrations for each target analyte. The calibration curve of concentrations for each target analyte is established at an optimal frequency. In another method, a signal decoupling algorithm is utilized for detection of more than one analyte on an electrode.

2. Title: Electrochemical Osmolarity or Osmolality Sensor for Clinical Assessment.

U.S. Provisional Patent Application Serial No.: 62/455,913. Filed: February 7, 2017 PCT: W02018 148236

Exclusive Licensee of ATD’s Interest: Axim Biotechnologies, Inc.

Co-owned by Arizona State University

Osmolality and osmolality sensors and methods utilizing electrochemical impedance to detect changes in impedance to varying salinity concentrations. By way of example, the impedance reported at the specified frequency varies logarithmically with the concentration of sodium chloride subject to the sensor surface. Measurements obtained by the sensors and methods herein are utilized, for example, to differentiate between the clinical stages of dry eye disease (290- 316 mOsm/L) to complement the current diagnostic procedures. Blood serum, urinalysis, and saliva also may be tested and the corresponding osmolarity or osmolality level evaluated for indications of a disease or condition.

3. Title: Point of Care Apparatus and Methods for Analyte Detection Using Electrochemical Impedance Spectroscopy.

U.S. Provisional Patent Application: US2021/011778171. PCT/US 2018 03760. Filed: May 4, 2018

Exclusive Licensee of ATD’s Interest: Axim Biotechnologies, Inc.

Co-owned by Arizona State University

The presence of analytes can be detected in the bodily fluid using Electrochemical Impedance Spectroscopy (“EIS”) or Electrochemical Capacitance Spectroscopy (“ECS”) in devices, such as handheld point-of-care devices. The devices, as well as systems and methods, utilize using EIS or EIS in combination with an antibody or other target-capturing molecule on a working electrode. Imaginary impedance or phase shift, as well as background subtraction, also may be utilized.

4. Title: Point of Care Apparatus and Methods for Detecting Cancer Using Electrochemical Impedance or Capacitance Spectroscopy.

U.S. Provisional rPatent Application Serial No.: 16/119,989 Filed: August 3, 2018

Exclusive Licensee: Axim Biotechnologies, Inc.

The presence of cancer biomarkers or other analytes can be detected in the bodily fluid using EIS or ECS in devices, such as handheld point-of-care devices. The devices, as well as systems and methods, utilize using EIS or ECS in combination with an antibody or other target-capturing molecule on a working electrode. Imaginary impedance or phase shift, as well as background subtraction, also may be utilized.

5. Title: Point of Care Apparatus and Methods for Detecting Cancer Using Electrochemical Impedance or Capacitance Spectroscopy.

U.S. Patent Application Continuation-in-Part. Serial No.: 16/121,474 Filed: September 4, 2018

Exclusive Licensee: Axim Biotechnologies, Inc.

This disclosure is related to detection tools, diagnostics and related methods in volving the use of an electrochemical sensor in conjunction with electrochemical impedance spectroscopy or electrochemical capacitance spectroscopy, and more particularly to using such tools to detect cancer via biomarkers contained in bodily fluids using such detection tools, diagnostics, and related methods. Many different analyte detection devices and systems exist. However, those that can be practically applied in a clinical, point of care or other setting requiring accuracy and reliability are fairly limited and tend to be complex and expensive.

IV. EYE HEALTH

1. Title: TEAR SAMPLE COLLECTORS, SYSTEMS AND METHODS

U.S. Provisional Patent Application No. 63/307,987 filed February 8, 2022.

Exclusive Assignee: Axim Biotechnologies, Inc.

Tear fluid analysis contributes to the greater understanding of various ocular and systemic diseases and obtaining adequate samples for tear analysis requires effective collection methods. Most tear sample collectors on the market use capillary designs as tear sample collectors. These designs are intimidating to the patient when a sharp looking object is approaching the eye, are rather difficult to use by untrained personnel and are expensive to manufacture. Quidel InflammaDry is using a wick type tear sample collector that does not have any fill-up indicator and is rather intricate to produce on mass scale. Other prototype sample collectors employ Q-tip designs, filter paper strips (Schirmer’s test) are imprecise, some are difficult to produce en masse. Here we introduce a laminated and looped tear sample collectors that addresses the above problems and that are: 1) Cost-effective to produce on mass scale 2) Features a fill-up indicator (in case of laminated version) 3) Easy to use 4)Soft and non-intimidating to user and patient.

2. Title: TESTS FOR HUMAN MONOMERIC LACRITIN

US Patent Application No. 63/301,437 Filed January 20, 2022

Exclusive Licensee: AXIM Biotechnologies, Inc.

The invention relates to a Rapid Point of Care test for Human Monomeric Lacritin. Lacritin is a tear protein that, in its monomeric form, autonomously promotes tearing and ocular surface survival. Lacritin is the only identified growth-like factor decreased in tears from patients with ocular surface inflammation resulting from blepharitis, and it is downregulated in contact lens-related dry eye. This provisional describes six different lateral flow assay designs for the detection of monomeric lacritin from human tears to diagnose blepharitis, Sjögren’s syndrome, Dry Eye Disease and other inflammatory conditions or as a companion diagnostics at point of care settings.

V. TRADEMARKS

We have two trademarks registered with the United States Patent and Trademark Office: Axim (Registration Date: May 19, 2015; and A Axim Biotech (Registration Date: May 31, 2016).

Market, Customers and Distribution Methods

Our focus is on the development of innovative pharmaceutical and diagnostic products. We plan to be an active player in the field of biosciences with our extensive R&D and pipeline of innovative products. Currently, our eye business focuses exclusively on ophthalmology and optometry, in the United States, where there are 37,000 optometrists and 19,000 ophthalmologists performing approximately 400,000 medical (dilated) eye exams per day.

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

The barrier for entrance into the dry eye space is difficult and requires extensive clinical studies, large capital expense and FDA 510k approval. This process alone can take several years and substantial investment, with no certainty that the product will receive FDA 510k approval. It is estimated that as of 2021, the total Company funding necessary to develop a Class II 510k cleared medical device is approximately $30 million. The development and engineering costs comprise approximately $2-5 million of this total. There are many factors that influence these costs, including the need for clinical studies, regulatory pathway and technology complexity.

We believe that we are well situated in the Eye Health sector with two 510(k) cleared tests. Additionally, the preferred clinical analysis is quantitative, giving us an advantage over the competition. Since our reader can interpret many different analytes other than Lf and IgE, it also opens the possibility of additional quantitative test development.

Source and Availability of Raw Materials

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

In the dye eye segment, we either make our reagents or they are sourced from select suppliers. We use contract manufacturers for the manufacture of our assays and readers.

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

Many, if not all of our customers, are covered entities under the Health Insurance Portability and Accountability Act of August 1996 or HIPAA. As part of the operation of our business, we provide reimbursement assistance to certain of our customers and as a result we act in the capacity of a business associate with respect to any patient-identifiable medical information, or PHI, we receive in connection with these services. We and our customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. The provisions of HIPAA require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic PHI, or EPHI. We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our employees or consultants, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and recent omnibus revisions to the HIPAA regulations, we are directly subject to HIPAA’s criminal and civil penalties for breaches of our privacy and security obligations and are required to comply with security breach notification requirements. The direct applicability of the HIPAA privacy and security provisions and compliance with the notification requirements requires us to incur additional costs and may restrict our business operations.

U.S. Government Regulation

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our product, which is a medical device. In the United States, the FDA regulates medical devices under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Failure to comply with the applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, administrative fines or criminal prosecution.

Unless exempted by regulation, medical devices may not be commercially distributed in the United States until they have been cleared or approved by the FDA. Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Class II devices, which our two test for lactoferrin and IgE are classified are subject to general controls, such as labeling, pre-market notification and adherence to good manufacturing practices. Laboratories or sites that perform our tests need to have a CLIA certificate, be inspected, and must meet the CLIA quality standards.

After a device receives 510(k) clearance, any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, would require a new 510(k) clearance or an approval of a Premarket Approval, or PMA. A PMA is the FDA process of scientific or regulatory review to evaluate the safety and effectiveness of Class III medical devices which are those devices which support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Although the FDA requires the manufacturer to make the initial determination regarding the effect of a modification to the device that is subject to 510(k) clearance, the FDA can review the manufacturer’s determination at any time and require the manufacturer to seek another 510(k) clearance or an approval of a PMA.

CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of in vitro diagnostic tests: (1) waiver; (2) moderately complex; and (3) highly complex. The standards applicable to a clinical laboratory depend on the level of diagnostic tests it performs. A CLIA waiver is available to clinical laboratory test systems if they meet certain requirements established by the statute. Waived tests are simple laboratory examinations and procedures employing methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible or to pose no reasonable risk of harm to patients if the examinations or procedures are performed incorrectly. These tests are waived from regulatory oversight of the user other than the requirement to follow the manufacturer’s labeling and directions for use. We intend to file a waiver application with the FDA for the Axim Eye System.

Regardless of whether a medical device requires FDA clearance or approval, a number of other FDA requirements apply to the device, its manufacturer and those who distribute it. Device manufacturers must be registered and their products listed with the FDA, and certain adverse events and product malfunctions must be reported to the FDA. The FDA also regulates the product labeling, promotion and, in some cases, advertising of medical devices. In addition, manufacturers and their suppliers must comply with the FDA’s quality system regulation which establishes extensive requirements for quality and manufacturing procedures. Thus, suppliers, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

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

Employees

As of April 12, 2022, we had six full-time employees and three part-time employees. We also allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. Management believes that we have a good relationship with our employees.

Company Website

We maintain a corporate Internet website at: www.aximbiotech.com. The contents of our website are not incorporated in or otherwise to be regarded as part of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in our December other filings with the Securities and Exchange Commission.

•	Even though the Axim Eye System has received all regulatory approvals in the United States, it may never be successfully commercialized.
•	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.
•

We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

•

Economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, could harm our financial condition and results of operations.

•	We may be adversely affected by the effects of inflation.
•	We will face challenges in bringing Axim Eye System to market in the United States and may not succeed in executing our business plan.
•	Our near-term success is highly dependent on the success of the Axim Eye System, and we cannot be certain that it will be successfully commercialized in the United States.
•	Our business is subject to health care industry and government cost-containment measures that could result in reduced sales of our Axim Eye System.
•	If we are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.
•

If we are unable to fully comply with federal and state “fraud and abuse laws,” we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

•

If we fail to comply with contractual obligations and applicable laws and regulations governing the handling of patient identifiable medical information, we could suffer material losses or be adversely affected by exposure to material penalties and liabilities.

•	We may face future product liability claims.
•

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.

•	We rely on a limited number of suppliers of each of the key components of the Axim Eye System and are vulnerable to fluctuations in the availability and price of our suppliers’ products and services.
•	We face intense competition, and our failure to compete effectively could have a material adverse effect on our results of operations.
•

The regulatory approval processes of the FDA, and comparable foreign authorities are lengthy, time consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

•

We may expend our limited resources to pursue a particular product, product candidate or indication, and may fail to capitalize on products, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

•	We may not be able to manufacture our products or product candidates in commercial quantities, which would prevent us from commercializing our products and product candidates.

24

•

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

•	Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.
•

Our commercial success depends upon us attaining significant market acceptance of our product candidates, if approved for sale, among ophthalmologists, physicians, patients, healthcare payors and major operators of cancer and other clinics.

•	Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.
•

Our collaborations depend upon the efforts of third parties to fund and manage the development of many of our potential product candidates, and failure of those third-party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.

•

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business. We will need to increase the size of our company and may not effectively manage our growth.

•

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

•

We may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

•

We have acquired, and may in the future acquire, assets, businesses and technologies as part of our business strategy. If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

•	Any acquisitions we make could disrupt our business and seriously harm our financial condition.
•	Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated or circumvented, our business will be adversely affected.
•

If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

•

Claims that we infringe upon the rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

•	If we breach any of the agreements under which we license commercialization rights to our product candidates from third parties, we could lose license rights that are important to our business.
•	From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.
•	The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.
•	Insiders have substantial influence over us and could delay or prevent a change in corporate control.
•	We have never paid cash dividends and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.
•	We have issued preferred stock with designations, rights and preferences that are superior to that of our common stock, and we may issue additional shares of preferred stock in the future.

Risks Related to Our Financial Position and Capital Requirements

We are an early stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market certain of our product candidates or generate product related revenues.

We are primarily an early stage biotechnology company that began operating in 2010, but did not commence research and development activities with respect to our current business segments until in 2019 or later. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that certain of our product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our oncology related product candidates in development, including but not limited to SXP-009, to be commercially available for a few years, if ever. Additionally, our COVID-19 related product candidates, including our lateral flow diagnostic test for SARS-CoV-2 neutralizing antibodies, are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our oncology and/or COVID-19 related product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability

The Axim Eye System is currently our only FDA approved product. We anticipate launching sales in the United States in the second or third quarter of 2022 to those reference and physician operated laboratories with Clinical Laboratory Improvement Act (“CLIA”) Class II certifications. Although the Axim Eye System has received all necessary regulatory approvals in the United States, it may never be successfully commercialized. If the Axim Eye System or any of our other products are not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations. Any failure of the Axim Eye System to be successfully commercialized in the United States could have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2021 and 2020, we had an accumulated deficit related to our continuing operations of $57,882,227 and $41,849,922, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance SPX-009 and our other product candidates, including our COVID-19 related product candidates, into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our COVID-19 related product candidates, to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance SPX-009 into preclinical development activities, (iv) continue to identify and advance other preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) expand our corporate, development and manufacturing infrastructure, (viii) support our subsidiaries’, including Sapphire’s, pre-clinical development and commercialization efforts and (ix) the acquisition and further development of the eye care tests. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise additional capital, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the years ended December 31, 2021 and 2020 included a “going concern” explanatory paragraph indicating that our recurring losses from operations, negative working capital, recurring negative cash flows from operations and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

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

Our future capital requirements will depend on many factors, including:

•	the commercial acceptance of our two FDA cleared diagnostic tests for dye eye disease
•	the need to preform clinical studies for FDA clearance of our new MMP-9 test
•	the progress of the development of SPX-009 and our COVID-19 product candidates;
•	the number of product candidates we pursue;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our plans to establish sales, marketing and/or manufacturing capabilities;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	general market conditions for offerings from biopharmaceutical companies;
•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
•	our obligations under our debt arrangements;
•	the time and costs involved in defending and enforcing our rights in various litigation matters;
•	the effect of the COVID-19 pandemic; and
•	our revenues, if any, from successful development and commercialization of our product candidates.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition or liquidity for fiscal year 2022.

We will face challenges in bringing the Axim Eye System to market in the United States and may not succeed in executing our business plan.

There are numerous risks and uncertainties inherent in the development of new medical technologies. In addition to our requirement for additional capital, our ability to bring the Axim Eye System to market in the United States and to execute our business plan successfully is subject to the following risks, among others:

•

Our clinical trials may not succeed. Clinical testing is expensive and can take longer than originally anticipated. The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing. We could encounter unexpected problems, which could result in a delay in efforts to complete clinical trials supporting our commercialization efforts.

•

The Axim Eye System is rated as CLIA Class II medical devise, which requires our customers to be certified under CLIA requirements, including certain parallel state requirements. If our customers are unwilling or unable to comply with such requirements, it could have an adverse effect on our ability to market the Axim Eye System in the United States.

•

Our suppliers and we will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the Axim Eye System and other matters. If our suppliers or we fail to comply with these regulatory requirements, the Axim Eye System could be subject to restrictions or withdrawals from the market and we could become subject to penalties.

•

Even though we were successful in obtaining the sought-after FDA approvals, we may be unable to commercialize the Axim Eye System successfully in the United States. Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the Axim Eye System among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory to support commercialization plans.

Our business is subject to health care industry and government cost-containment measures that could result in reduced sales of our Axim Eye System.

We expect that most of our customers will rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures which use our Axim Eye System. The continuing efforts of governmental authorities, insurance companies, and other health care payers to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If patients cannot obtain third-party payer payment approval, the use of our Axim Eye System may decline significantly and our customers may reduce or eliminate the use of our system. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations successfully negotiate volume discounts for medical products, may choose not to reimburse certain products or reimburse products and a low amount sometimes below our selling price. This could result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our products.

In addition to general health care industry cost-containment, the Centers for Medicare and Medicaid Services (“CMS”) released its final rule implementing section 216(a) of the Protecting Access to Medicare Act of 2014 (“PAMA”) that requires reporting entities to report private payer rates paid to laboratories for tests, which will be used to calculate Medicare payment rates. Reporting entities, which are primarily certain qualifying customers in the U.S. that derive a certain percentage and volume of their revenue from laboratory tests from Medicare, report private payer rates for our laboratory tests which will serve under the act as a baseline for future reimbursement..

If we are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.

Although we have received 510(k) clearance and for our Axim Eye System, we are subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, refunds, recall or seizure of our product;
•	operating restrictions or partial suspension or total shutdown of production;
•	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;
•	refusal to grant export approval for our products;
•	withdrawing 510(k) clearances, CLIA waiver or premarket approvals that have already been granted; and
•	criminal prosecution.

If the government initiated any of these enforcement actions, our business could be harmed.

We are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or the QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA must determine that the facilities which manufacture and assemble our products that are intended for sale in the United States, as well as the manufacturing controls and specifications for these products, are compliant with applicable regulatory requirements, including the QSR. The FDA enforces the QSR through periodic unannounced inspections. The FDA has not yet inspected our facilities, and we cannot assure you that we will pass any future FDA inspection. Our failure, or the failure of our suppliers, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would significantly harm our available inventory and sales and cause our business to suffer.

If we are unable to fully comply with federal and state “fraud and abuse laws,” we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

We are subject to various laws pertaining to health care fraud and abuse, including the U.S. Anti- Kickback Statute, physician self-referral laws (the “Stark Law”), the U.S. False Claims Act, the U.S. False Statements Statute, the Physician Payment Sunshine Act, and state law equivalents to these U.S. federal laws, which may not be limited to government-reimbursed items and may not contain identical exceptions. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal and state health care programs, including Medicare and Medicaid, and the curtailment or restructuring of operations. Any action against us for violation of these laws could have a significant impact on our business. In addition, we are subject to the U.S. Foreign Corrupt Practices Act. Any action against us or our agents or distributors of this act could have a significant impact on our business.

We may face future product liability claims.

The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability. Our use of the Axim Eye System and/or any of our products that are currently in development and commercial sale thereof could also expose us to liability claims. All of such claims might be made directly by patients, health care providers or others selling our products. We carry product liability insurance to cover certain claims that could arise during the commercial use of our products. We currently maintain product liability insurance with aggregate annual coverage limits of $2.0 million. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of successful product liability claims, and we may not increase the amount of such insurance coverage or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.

Demand for our products may change in ways we may not anticipate because of:

•	evolving customer needs;
•	the introduction of new products and technologies; and
•	evolving industry standards.

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;
•	commercialize new products in a cost-effective and timely manner;
•	manufacture and deliver products in sufficient volumes on time;
•	obtain and maintain regulatory approval for such new products;
•	differentiate our offerings from competitors’ offerings;
•	achieve positive clinical outcomes; and
•	provide adequate medical and/or consumer education relating to new products.

Moreover, innovations generally will require a substantial investment in research and development before we can determine the commercial viability of these innovations and we may not have the financial resources necessary to fund these innovations. In addition, even if we successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

We rely on a limited number of suppliers of each of the key components of the Axim Eye System and are vulnerable to fluctuations in the availability and price of our suppliers’ products and services.

We purchase each of the key components of the Axim Eye System from a limited number of third-party suppliers. Our suppliers may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay. This is of particular concern currently due to global supply chain and inflationary pressures that companies in our fields have recently faced. In the event we are unable to renew our agreements with our suppliers or they become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely and cost effective manner, or if regulations affecting the components change, we may be required to identify and obtain acceptable replacement supply sources. We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the Axim Eye System or our other products currently in development. If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our results of operations.

We face intense competition in the markets for ophthalmic products and these markets are subject to rapid and significant technological change. We have numerous potential competitors in the United States and abroad. We face potential competition from industry participants marketing conventional technologies for the measurement of dre eye and other in-lab-testing technologies, and commercially available methods, such as the Schirmer Test and ocular surface staining. Many of our potential competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

We are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that certain of our product candidates will receive regulatory approval, which is necessary before such products can be commercialized, or that we will be able to successfully commercialize those products that we have secured regulatory approval for or do not need further regulatory approval for.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As an early stage biotechnology company that has recently made significant changes to its operations, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for (to the extent required), and then successfully commercialize our product candidates. Although we have secured FDA approval of our Axim Eye System, many of our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently do not generate revenues from sales of any products, and we may not be able to develop or successfully commercialize our product candidates.

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

•	seeking and obtaining intellectual property and/or proprietary rights to our technology and/or the technology of others;
•	identifying, developing, manufacturing and commercializing product candidates;
•	entering into successful licensing and other arrangements with product development partners;
•	participating in regulatory approval processes, to the extent required;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

Certain of our product candidates will require additional preclinical or clinical development; management of preclinical, clinical and manufacturing activities; regulatory approval in multiple jurisdictions; obtaining manufacturing supply; building of a commercial organization; and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval for such product candidates. In addition, certain of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA, or certain other foreign regulatory agencies before we may commercialize our product candidates.

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

On January 2022, the FDA notified us that the priorities for testing had changed in favor of quantitative measurement of neutralizing antibodies Accordingly, the Company’s EUA for the qualitative test would no longer be considered.

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

The Company is currently trying to sell the neutralizing antibody test for Research Use Only, which does not require FDA approval

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval from the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval our cancer and COVID-19 related product candidates, and it is possible that none these candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We have acquired the intellectual property and the exclusive global rights to market two FDA approved lateral flow assays which utilize a non-invasive, quantitative, point of care human tear test to aid in the diagnosis and selection of therapeutics for the treatment of eye diseases.

We may fail to receive regulatory approval for our product candidates for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required for approval by the FDA or comparable foreign regulatory authorities;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (“NDA”), a marketing authorization application (“MAA”) or other submission or to obtain regulatory approval in the U.S., or elsewhere;

•

the data obtained from studies in one jurisdiction, such as the United States, may not be accepted by regulatory authorities in other jurisdictions, and certain jurisdictions may require data from studies conducted in their country in order to obtain regulatory approval;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

With respect to any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any FDA approval and any other regulatory approvals that we may receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase I, II, II and IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. The future discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

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

Our approach to the discovery and development of product candidates that target Nabs is unproven, and we do not know whether we will be able to develop any products of commercial value.

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

We are currently advancing product candidates for cancer, eye health and COVID-19. Simultaneously advancing more than one product candidates creates a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, causing material harm to our business. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

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

Additionally, if we receive marketing approval for one or more of our product candidates, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such products;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

We currently are currently building our sales and marketing organization. We currently anticipate that,we may rely on third parties to sell our product candidates in the U.S. and/or in international markets. If we enter into arrangements with third parties to sell and market our products, we would likely receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring the activities of our third-party sales and marketing partners, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with third parties to sell our product candidates, we may not be able to successfully commercialize our product candidates, which would negatively impact our ability to generate revenue. In the event that we elect to market our own products, we will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
•	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
•	higher than expected acquisition and integration costs;
•	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	increased amortization expenses;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;
•	impairment of our ability to obtain intellectual property rights or rights to commercialize additional product candidates, or increased cost to obtain such rights;
•	inability to motivate key employees of any acquired businesses; and
•	assumption of known and unknown liabilities.

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

Even if we obtain regulatory approval for our product candidates, the product may not gain market acceptance among ophthalmologists, physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of such product candidate as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	acceptance by ophthalmologists, physicians, major operators of cancer clinics and patients of the product candidate as a safe and effective treatment;
•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;
•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
•	the product labeling or product insert required by the FDA or regulatory authority in other countries;
•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of our sales and marketing efforts.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by ophthalmologists, physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

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

The biotechnology and pharmaceutical industries are characterized by intense competition and rapid technological advances, both in the U.S. and internationally. In addition, the competition in the COVID-19 diagnostics and oncology markets, and other relevant markets, is intense. Even if we are able to develop our product candidates, each will compete with a number of existing and future product candidates developed, manufactured and marketed by others. Specifically, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have validated technologies with products already FDA-approved or in various stages of development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing product candidates and technologies generally;
•	undertaking preclinical testing and clinical trials;
•	obtaining FDA and other regulatory approvals of product candidates;
•	formulating and manufacturing product candidates; and
•	launching, marketing and selling product candidates.

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

We expect that our ability to compete effectively will depend upon our ability to:

•	successfully and efficiently complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;
•	obtain and maintain a proprietary position for our products and manufacturing processes and other related product technology;
•	attract and retain key personnel;
•	develop relationships with physicians prescribing these products; and
•	build an adequate sales and marketing infrastructure for our product candidates.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our long-term development strategy.

As one of the key elements of our clinical development strategy, we seek to identify patients within a disease category or indication who may derive selective and meaningful benefit from the product candidates we are developing. As such, we plan to develop, or partner with third parties to develop, companion diagnostics to help us to more accurately identify patients within a particular category or indication, both during our clinical trials and in connection with the commercialization of certain of our product candidates.

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

We may not be successful in entering into additional collaborations as a result of many factors, including the following:

•	competition in seeking appropriate collaborators;
•	a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;
•	inability to negotiate collaborations on acceptable terms;
•	inability to negotiate collaborations on a timely basis;
•	a potential collaborator’s evaluation of our product or product candidates;
•	a potential collaborator’s resources and expertise; and
•	restrictions due to an existing collaboration agreement.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and have an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We, as well as any licensees and collaborators, may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our technologies, including the following:

•

Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we, our licensees or our collaborators expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the product candidate produced an otherwise favorable response in human subjects.

•

Initial clinical results may not be supported by further or more extensive clinical trials. For example, we or a licensee may obtain data that suggest a desirable response from a product candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of response may not occur. If the response generated by a product candidate is too low or occurs in too few treated individuals, then the product candidate will have no commercial value.

•

Enrollment in any of our or any of our licensees’ or collaborators’ clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.

•

We, our licensees or our collaborators might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any product candidate is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.

•	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.
•	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.
•	The effects of our technology-derived or technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.

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

We are highly dependent on key members of our management and scientific staff, especially John W. Huemoeller II., Chairman of the Board, Chief Executive Officer and President, Catalina Valencia, Sapphire’s Chief Executive Officer, and Sergei Svarovsky, our Chief Science Officer. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. The loss of any of our executive officers, key employees or key consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, and potentially harm our business, financial condition and prospects. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•

HIPAA, as amended by the HITECH Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk for the commercialization of any products, including SPX-009. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenues from product sales; and
•	the inability to commercialize our product candidates.

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

In the event we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in some cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival or complete response rate, the FDA may refuse to approve an NDA, Biologics License Application or other application for marketing based on such pivotal trial. The FDA may require additional clinical trials as a condition for approving our product candidates.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expanded federal regulation of corporate governance matters and imposes requirements on public companies to, among other things, provides stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others have been and will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and, accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act, including § 619 (12 U.S.C. § 1851) known as the Volcker Rule and various swaps and derivatives regulations, the authority of the Federal Reserve and the Financial Stability Oversight Council, and renewed proposals to separate banks’ commercial and investment banking activities.

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

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including without limitation:

•	difficulties in identifying and acquiring products, technologies, proprietary rights or businesses that will help our business;
•	difficulties in integrating operations, technologies, services, and personnel;
•	diversion of financial and managerial resources from existing operations;
•	the risk of entering new development activities and markets in which we have little to no experience;
•	risks related to the assumption of known and unknown liabilities;
•	risks related to our ability to raise sufficient capital to fund additional operating activities; and
•	the issuance of our securities as partial or full payment for any acquisitions and investments could result in material dilution to our existing stockholders.

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

Third parties may assert patent or other intellectual property infringement claims against us or our strategic partners or licensees with respect to our technologies and product candidates or potential product candidates. If our products, methods, processes and other technologies infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:

•

obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;

•	redesign our products or processes to avoid infringement;
•	stop using the subject matter validly claimed in the patents held by others;
•	pay damages; and
•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions;
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	Our pending patent applications may not lead to issued patents;
•	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	We may not develop additional proprietary technologies that are patentable; and
•	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 1, 2021 to December 31, 2021, our closing stock price ranged from $0.24 to $1.22 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	actual or anticipated adverse results or delays in our clinical trials;
•	our failure to commercialize our product candidates, if approved;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	adverse regulatory decisions;
•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•

legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;

•	our decision to initiate a clinical trial, not initiate a clinical trial or to terminate an existing clinical trial;
•	our dependence on third parties, including CROs;
•	announcements of the introduction of new products by our competitors;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements concerning product development results or intellectual property rights of others;

•	future issuances of common stock or other securities;
•	the addition or departure of key personnel;
•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	our failure to meet or exceed the estimates and projections of the investment community;
•

overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	introduction of new products offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	ineffectiveness of our internal controls;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	failure to effectively integrate the acquired companies’ operations;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events;
•	effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our development programs;
•	the addition or termination of clinical trials;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting our product candidates; and
•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

As of December 31, 2021, 10 million shares of our common stock were authorized for issuance under our 2015 Stock Incentive Plan, of which [8,094,046] million shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $[0.36] per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

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

As of December 31, 2021, our directors and executive officers beneficially owned, in the aggregate, approximately 52.77% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

We have issued Preferred Stock.

Our articles of incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. As of December 31, 2021, of the 5,000,000 preferred shares authorized: (i) 1,000,000 shares were designated as Series A Convertible Preferred Stock, of which none were issued and outstanding, (ii) 500,000 shares were designated as Series B Convertible Preferred Stock, of which none were issued and outstanding, and (iii) 500,000 shares were designated as Series C Convertible Preferred Stock (“Series C Preferred Stock”), of which 500,000 shares were issued and outstanding. The holders of our Series C Preferred Stock have voting control of the Company. Our Board of Directors is empowered, without stockholder approval, to designate and issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The issuance of additional shares of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Executive Office and Laboratory Address:

We lease approximately 1,908 sq. ft. of Executive Office and Laboratory space located at 6191 Cornerstone CT E. Suite 114

San Diego, CA 92121. Base rent is $5,000 per month plus additional CAM and utility costs. Our current lease expires in April 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTCQB under trading symbol “AXIM.” An active public market for our common stock may not develop or be sustained. Trading of securities on the OTCQB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations. Any OTCQB market quotations reflect inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions

The following table sets forth the high and low closing bid prices for our common stock as reported on OTCQB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year Ended December 31, 2021
First Quarter	0.85	0.41
Second Quarter	1.20	0.50
Third Quarter	0.99	0.56
Fourth Quarter	0.56	0.26

Fiscal Year Ended December 31, 2020
First Quarter	0.51	0.12
Second Quarter	0.67	0.12
Third Quarter	1.05	0.24
Fourth Quarter	0.68	0.41

As of April 12, 2022, there are 73 holders of record of our common stock. This number does not include beneficial holders of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We anticipate that in the future we will retain any earnings for operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 29, 2015 the company adopted its 2015 Stock Incentive Plan under which eligible persons or vendors whom provide the company services may be afforded an opportunity to acquire an equity interest in the company in exchange for those services provided.

The following table provides information as of December 31, 2021, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,960,715	$10,960,715	0
Equity compensation plans not approved by security holders	–	–	–
Total	10,960,715	$10,90,715	0

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, during fiscal year 2021 that have not already been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

During the year ended December 31, 2021 the Company entered into Various Stock Purchase agreements which generated cash of $1,252,000.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or emerging growth companies.

As of December 31, 2021, we had cash and cash equivalents of $452,963, working capital deficit of $(1,944,381), and an accumulated deficit of $57,882,227. We estimate our G&A expenses for 2022 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2022 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We do not expect R&D expenditures to exceed $2 million in 2022.

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

We expect to obtain financing through shareholder loans, private placements and/or registered offerings of our securities. Shareholder loans may be without stated terms of repayment or interest. In addition, we may consider taking on long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. These loans may include terms that may be highly dilutive to existing shareholders.

On September 14, 2017, our Registration Statement on Form S-3 was declared effective by the SEC. We issued 7,494,792 shares common stock pursuant to the Company’s Registration Statement on Form S-3 during the year ending December 31, 2020. No shares were issued in 2021 under the S-3.

On June 22, 2021, our Registration Statement on Form S-1 was declared effective by the SEC. We issued 1,000,000 shares of Company common stock pursuant to an equity purchase agreement, dated on May 14, 2021, and the Registration Statement on Form S-1 during the year ending December 31, 2021. Subsequent to the year ended December 30, 2021, the Company issued an additional 4,000,000 shares of its common stock for cash of $484,126 pursuant to the equity purchase agreement, which shares were also registered pursuant to the S-1 Registration Statement.

During January 2022, the Company issued 612,104 shares for cash of gross proceeds of $75,000 pursuant to various stock purchase agreements. The cash was received in the fourth quarter 2021 and first quarter 2022. The Company also issued warrants to purchase an aggregate of 612,104 shares of common stock at an average exercise price of $0.315 per share. The warrants are exercisable within a three year period from issuance.

Effective February 10, 2022, the Company issued two short term notes, each having a face amount of $250,000, in exchange for a total of $500,000 in cash (the “Short Term Promissory Notes”). The Short Term Promissory Notes bear interest at the rate of 1.5% per annum and were due and payable on or before March 10, 2022, unless demand for payment is made prior to such date. One of the two notes was paid in full on February 14, 2022.

Effective February 10, 2022, the Company issued seven convertible notes to a series of investors having an aggregate face value of $1,325,000 in exchange for $1,325,000 in cash (the “Convertible Notes”). One of the Convertible Notes, face value $25,000, was purchased by Blake N. Schroeder who is a director of the Company.

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of Company’s issued and outstanding common stock as of the date of the conversion.

On February 10, 2022, the Company paid in full the remaining balance due on that certain convertible note issued to GS Capital Partners, LLC, face value $1,110,000 (as amended, the “GS Note”). In connection with the repayment, the Company was required to pay accrued interest in the amount of $21,875, by issuing 173,390 restricted shares of the Company’s common stock pursuant to the formula set forth in the GS Note.

In March 2022, the Company issued 624,290 of its shares of common stock pursuant to a stock purchase agreement for cash gross proceeds of $55,000.

In January 2022 the company issued 7,000,000 of its shares in completion of its agreement with Advanced Tear Diagnostics regarding the purchase of various patents.

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

We expect COVID-19, along with the resulting government-imposed restrictions on businesses, to negatively impact our operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations. We believe that our cash and cash equivalents on hand and these cost reduction measures, as needed, will provide sufficient liquidity to fund our operations for the next 12 months from the issuance of the consolidated financial statements.

Sources of Capital

We expect to sustain our working capital needs through shareholder loans, private placements and/or registered offerings of our securities. Shareholder loans may be without stated terms of repayment or interest. We may consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

During the next twelve months, we anticipate incurring costs related to:

(i)	filing Exchange Act reports;
(ii)	contractual obligations;
(iii)	building inventory of our approved devices;
(iii)	clinical trials; and
(iv)	continued research and development of our diagnostic tests.

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

Known Trends or Uncertainties

We have seen some consolidation in the pharmaceutical and biotechnology industries during economic downturns. These consolidations have not had a negative effect on us to date; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our financial results and business operations going forward.

The potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

As discussed in this Annual Report, the world has been affected due to the COVID-19 pandemic. The pandemic has negatively impacted our business in various ways over the last two years, including, more recently, as a result of global supply chain constraints at least partially attributable to the pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

Inflation

Inflation has increased during the periods covered by this Annual Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and increased product pricing due to semiconductor product shortages.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $1,944,381, has an accumulated deficit of $57,882,227, has cash used in continuing operating activities of $2,478,769 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company may not be able to meet its contractual obligations to Arizona State University regarding ongoing research and  maintain its staff at current levels required by various employment agreements.

The Company intends to raise additional capital through private placements and/or registered offerings of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Results of Operations

Comparison of the year ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020	$ Change	% Change
Revenues	$60,460	$-	$60,460	>	100%
Gross margin percentage	-	-	-		-
Operating expenses	14,035,458	4,948,998	9,086,460	>	100%
Loss from continuing operations	(13,974,998)	(4,948,998)	(9,026,000)	>	100%
Loss from discontinued operations	(7,996)	(119,293)	111,297		93.30%
Other expenses (income)	2,049,311	1,341,589	707,722		52.75%
Net loss	$(16,032,305)	(6,409,880)	(9,622,425)	>	100%

Revenue

Revenues from continuing operations recognized for twelve months ended December 31, 2021 and 2020 amounted to $60,460 and $-0-, respectively. Revenues from discontinued operations recognized for twelve months ended December 31, 2021 and 2020 amounted to, $0 and $7,990, respectively. The decrease is primarily due to discontinued sale activities of Wellness gum in 2020. The increase in revenue from continuing operations is due to Co-production agreement with empowered diagnostics, which has since been terminated.

Cost of Revenue

Cost of Revenue from continuing operations recognized for twelve months ended December 31, 2021 and 2020 amounted to $-0- and $-0-, respectively. Cost of Revenue from discontinued operations recognized for twelve months ended December 31, 2021 and 2020 amounted to, $0 and $2,893, respectively. The decrease in COGS is due to lack of sales of products to customers in 2021 The decrease is primarily due to discontinued sale activities of Wellness gum in 2020.

Operating Expenses

Research and Development Expenses

For the twelve months ended December 31, 2021 and 2020 the Company incurred research and development expenses of $284,869 and $426,708 from continuing operations, respectively. For the twelve months ended December 31, 2021 and 2020 the Company incurred research and development expenses of $-0- and $359,251 from discontinued operations, respectively. The decrease is primarily due to discontinued research and clinical activities of Wellness gum in 2020.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2021 and 2020 were $5,668,450 and $4,506,289, respectively. The increase is primarily due to services in legal, consulting and accounting, advertising and increase in salaries because of the acquisition of Sapphire Biotech on March 2020.

Depreciation Expenses

For the year ended December 31, 2021 our depreciation expenses were $27,779 as compared to $16,001 for the year ended December 31, 2020. The increase is primarily due to recognizing the property and equipment as a result of the acquisition of Sapphire Biotech on March 17, 2020.

Amortization Expenses

For the year ended December 31, 2021 our amortization expenses were $2,087,908 as compared to $0 for the year ended December 31, 2020. The increase is primarily due to recognizing the intangible assets as a result of the acquisition of Sapphire Biotech and patents and 510(K) license from advanced Tear Diagnostics, LLC in 2021.

Impairment Loss

                For the year ended December 31, 2021 we recorded an impairment loss of $5,966,452 as compared to $0 for the year ended December 31, 2020. The company impaired it IPR&D and goodwill assets created on acquisition of Sapphire resulting from an FDA decision not to approve our COVID test.

                Other Income and Expenses

Our interest expenses for the years ending 2021 and 2020 were $247,792 and $234,754, respectively. Loss on extinguishment of debt for the years ending in 2021 and 2020 were $1,587,027 and $923,605 respectively, variance was result of debt exchange and true-up adjustment for stock compensation. Amortization of debt discount was $238,033 and $86,059 respectively. The change to the FMV in marketable securities for years ending in 2021 and 2020 resulted in unrealized gain (loss) and realized gain (loss) of $0 and $(104,705), and $0 and $(109,040), respectively. Income grants from government for the year ending 2021 and 2020 were $279,981 and $115,899, respectively, and the variance was a result of receiving innovation research grants from NCI in 2020.

For the Year Ended December 31, 2021 and 2020

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $2,478,769 and $7,996, respectively, for the twelve months ended December 31, 2021, as compared to net cash used of $2,000,097 and $1,215,602 for the twelve months ended December 31, 2020. The cash used in operating activities is primarily attributable to our net loss from operations of $16,024,309 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the twelve months ended December 31, 2021, stock-based compensation was $1,143,730 and amortization of debt discount was $238,033. For the twelve months ended December 31, 2020 these non-cash expenses were stock-based compensation of $2,311,935 and amortization of $86,059. For the twelve months ended December 31, 2021 and 2020 the Company recorded increase to accounts payable and accrued expenses of $277,507 and $532,245, respectively, of continuing operating activities. The Company recorded for the twelve months ended December 31, 2021 and 2020 a loss on extinguishment of debt of $1,587,027 and $923,604, respectively, and unrealized gain (loss) on marketable securities of $0 and $(104,705), respectively, and realized gain (loss) on marketable securities of $0 and $(109,040), respectively.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended December 31, 2021 was $50,495 compared to ($9,980) for the same period in 2020 due to acquisition of patents $10,000 and purchase of equipment of $40,495.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the twelve months period ended December 31, 2021, was $2,533,042, including $0 used in discontinued financing activities, compared to $3,151,270 for the same period in 2020, including $65,000 used in discontinued financing activities. The Company has successfully raised significant capital in exchange for its common stock for the twelve months ended December 31, 2021.

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

Recently Issued Accounting Standards

Note 6 to consolidated financial statements appearing elsewhere in this report includes Recently Issued Accounting Standards.

Foreign Currency Transactions

Foreign exchange gain (loss) in the year ended December 31, 2021 was $(9,714) compared to $(7,324) for the same period in 2020. All foreign currency gain (loss) were related to discontinued operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8. Financial Statement and Supplementary Data

The full text of the Company’s consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, begins on page F-1 of this Annual Report on Form 10-K.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2021. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as updated as of 2017. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2021. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

                Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Key Employees of AXIM

Our current executive officers, key employees and directors are listed in the below table. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

NAME	AGE	POSITION
John W. Huemoeller II	66	Chief Executive Officer, President
Catalina Valencia	73	CEO Sapphire Biotechnologies
Robert Malasek	53	Chief Financial Officer, Secretary
Joseph Tauber, MD	65	Chief Medical Officer
Timothy R. Scott, PhD	69	Director
Robert Cunningham	74	Director
Peter O’Rourke	49	Director
Blake N. Schroeder	46	Director

The background of our executive officers, key employees and directors is as follows:

John W. Huemoeller II - Chief Executive Officer, President

Mr. Huemoeller was appointed as the Company’s Chief Executive Officer on January 2, 2019 and as a director on our Board of Directors since May 18, 2017. Mr. Mr. Huemoeller has over 30 years’ experience in financial markets and publicly traded companies including investment banking, corporate finance, executive management, sales and marketing, mergers and acquisitions, leveraged buyouts and private placements of securities. Since April 2015 to the present, Mr. Huemoeller has been the chief executive officer and president of Air Water Earth Inc. From March 2013 to January 2016, he was chairman, chief executive officer and chief financial officer of Propell Technologies Group Inc. From April 2012 to March 2013, Mr. Huemoeller served as the president of Joshua Tree Capital Inc. Mr. Huemoeller has held Series 3, 7, 24, 63 and 79 Securities Licenses, was registered with various state insurance boards, the Chicago Board of Trade as a commodities broker, and worked for various broker-dealers throughout his career including Smith Barney, Drexel Burnham, Prudential Securities, and Paine Webber. Mr. Huemoeller is co-author of U.S. Patent #5,855,005.

Robert Malasek - Chief Financial Officer, Secretary

Mr. Malasek has served as the Company’s Chief Financial Officer since June 29, 2016. Mr. Malasek’s experience includes serving as the Assistant Controller for Starwood Hotel & Resorts Worldwide, Inc., Controller for Pacific Crest Equity Partners (a private equity company), and Chief Financial Officer for NatureWell, Inc. From 2011 to 2015, Robert served as the Chief Financial Officer, Secretary, Treasurer and a Director of Liberty Coal Energy Corp. Since 2015, Robert has served as the Chief Financial Officer of Cannalink, Inc. Robert received his Bachelor of Science in Accountancy from San Diego State University.

Joseph Tauber, MD – Chief Medical Officer

                Mr. Tauber has served as the Company’s Chief Medical Officer since September 21, 2021. Dr. Tauber is the founder and CEO of Tauber Eye Center, a practice focused on corneal disease, uveitis and ocular immunology and complex corneal surgical procedures as well as Medical Director of Saving Sight, the US’ third largest eye bank.

Dr. Tauber has been centrally involved in virtually every significant dry eye development project during the past 25 years. He has served as a Principal Investigator in over 140 multicenter clinical trials including those that led to the approval of all four medications currently approved by the FDA for the treatment of dry eye – Restasis, Xiidra, Cequa and Eyesuvis. He has been avidly involved in research for nearly three decades, and a principal investigator in over 140 research studies across a broad range of eye conditions, including high-risk corneal transplantation, inflammation and allergic eye diseases, corneal infectious diseases and numerous ocular surface conditions.

Dr. Tauber received his doctorate from Harvard Medical School, residency training in internal medicine at Beth Israel Hospital and in ophthalmology at Tufts-New England Medical Center, and fellowship training in Ocular Immunology and in Corneal Diseases and Surgery at the Massachusetts Eye & Ear Infirmary, all in Boston, Massachusetts.

Dr. Tauber has also written eight book chapters and over 80 peer-reviewed articles in the fields of ocular surface and immunologic disease for prestigious medical journals as Ophthalmology, Investigative Ophthalmology and Visual Science, Journal of Cataract and Refractive Surgery and Cornea. He has been awarded the Heed Ophthalmic Foundation Fellowship Award and a National Eye Institute Individual NRSA Award..

Timothy R. Scott, PhD - Director

Dr. Scott has served as a director on our Board of Directors since May 18, 2017, and has also served on the Board of Directors of Medical Marijuana, Inc. from March 2015 to the present. From September 2001 to May 2008, Dr. Scott served on the board of directors of Naturewell, Incorporated, a publicly traded company engaged in the nutraceutical and homeopathic drug business. From 1998 to 2000, Dr. Scott served as a member of the board of directors of ICH Corporation, an American Stock Exchange listed company, which owned 265 fast food and family dining restaurants having approximately $265 million in revenues and 7,800 employees, and as a member of ICH’s compensation committee. Dr. Scott has served as chairman of the board of directors, president and senior pastor of a 2,500-member church located in San Diego, California from 1992 to the present. He also has served as chairman and president of Project Reach World, Inc., a 501(c)(3) charitable organization from 1995 to the present. He received his Ph.D. in Theology from Christian University in 1981 and served as a Professor of Philosophy and Religion at Pacific International College from 1981 to 1985.

Robert Cunningham - Director

Robert “Bob” Cunningham has served as a director on our Board of Directors since May 18, 2017. Mr. Cunningham has over 40 years of executive management experience in financial services and venture capital. From August 2011 to the present, he serves as the chief executive officer of Preferred Dealer Programs LLC, a venture funded firm developing electronic payment technologies for banks. Prior to joining PDP, from January 1985 to December 2006, he was the founding partner in Placer Financial Group, a nationwide mortgage and real estate development company. Mr. Cunningham also served as Trustee for the U.S. Department of Justice, and as a member of the board for numerous firms, including Allied Commercial Corporation, Vermillion Development, Pacific Building Industries Corporation and Bond HD Hospitality Group. From March 2015 to the present, Mr. Cunningham has served on the board of directors of Medical Marijuana, Inc.

Peter O’Rourke – Director

Mr. O’Rourke has served as a director on our Board of Directors since July 21, 2020. Mr. O’Rourke’s background includes holding leadership roles in management consulting, private equity, aerospace and operations companies. Mr. O’Rourke’s experience includes leadership in sales, marketing, operations, finance and performance improvement. In 2018, Mr. O’Rourke was appointed Acting Secretary of the U.S. Department of Veterans Affairs after serving as the Chief of Staff and Executive Director for the Office of Accountability and Whistleblower Protection. Before joining the Department of Veterans Affairs, Mr. O’Rourke honorably served as a U.S. Navy enlisted Airman and an Air Force Officer and Logistician. Mr. O’Rourke received a Bachelor of Arts in Political Science from the University of Tennessee in Knoxville as well as a Master of Science in Logistics and Supply Chain Management from the United States Air Force’s Institute of Technology.

Blake N. Schroeder

Mr. Schroeder has served as a director on our Board of Directors since January 6, 2022. Mr. Schroder began his career with a commercial litigation law firm in Salt Lake City, Utah. Beginning in 2008, Schroeder focused on the sale and marketing of natural products and opening international marketplaces to those products. From 2008 to 2014 Mr. Schroeder served in various capacities at MonaVie, LLC developing international business plans and growing international businesses. From August 2014 to February 2016, Mr. Schroeder served as the Chief Operating Officer of Forevergreen International, where he was responsible for global operation and sales of the multinational organization, including oversight of a global supply chain. From 2021 to the present, Mr. Schroeder has served as the Chief Executive Officer and Chairman of the Board of Medical Marijuana, Inc. From 2016 to the present, Mr. Schroeder serves as the chief executive officer of Kannaway USA, LLC, a wholly owned subsidiary of Medical Marijuana, Inc. Medical Marijuana, Inc. is one of the Company’s largest shareholders holding approximately 16.4% of the Company’s common stock, as of January 10, 2022. Mr. Schroeder holds a B.S. in Finance from Utah State University and a law degree from Syracuse University College of Law.

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

Committees of the Board of Directors

The Company has formal Compensation, Audit and Nominating and Governance Committees. All other functions of the Board are being undertaken by the Board of Directors as a whole.

Compensation Committee

The Compensation Committee consists of Timothy Scott, and Robert Cunningham and has established a charter that requires all members of the Compensation Committee to be “non-employee directors” for purposes of Rule 16b-3 of the Exchange Act and satisfy the requirements of an “outside director” for purposes of Section 16(m) of the Internal Revenue Code. The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee’s purposes or assigned by the Board of Directors from time to time. The Compensation Committee’s specific responsibilities are delineated in its charter.

Audit Committee

The Audit Committee consists of Robert Cunningham and Timothy Scott and has established a charter that requires all members of the Audit Committee to be independent in accordance with applicable listing standards. Our securities are quoted on the OTCQB, which does not have any director independence requirements. Further, companies with securities only quoted on the OTCQB are not required to comply with the independence standards set forth in Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has determined that Mr. Robert Cunningham is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

The Audit Committees responsibilities include: (i) selecting and evaluating the performance of our independent auditors; (ii) reviewing the scope of the audit to be conducted by our independent auditors, as well as the result of their audit, and approving audit and non-audit services to be provided; (iii) reviewing and assessing our financial reporting activities and disclosure, including our earnings press releases and periodic reports, and the accounting standards and principles followed; (iv) reviewing the scope, adequacy and effectiveness of our internal control over financial reporting; (v) reviewing management’s assessment of our compliance with our disclosure controls and procedures; (vi) reviewing our public disclosure policies and procedures; g) reviewing our guidelines and policies regarding risk assessment and management, our tax strategy and our investment policy; h) reviewing and approving related-party transactions; and (vii) reviewing threatened or pending litigation matters and investigating matters brought to the committees attention that are within the scope of its duties.

Nominating and Governance Committee

The Nominating and Governance Committee consists of Robert Cunningham and Timothy Scott and has established a charter that governs its role with the Company. Timothy Scott has been appointed as the Chairman of the Nominating and Governance Committee.

The role of the Nominating and Governance Committee is to identify, qualify and propose new board members for the Company. The Nominating and Governance Committee shall also submit a slate of officers including, when applicable. The Nominating and Governance Committee shall: (i) obtain biographies and effectively screen all nominations to ensure selection of members of the highest caliber to serve as selected officers and directors; and (ii) in connection with the performance of its duties, the Nominating and Governance Committee shall have unrestricted access to and assistance from the officers, employees and independent auditors of the Corporation, and shall be furnished with such resources and support from the Company as the Nominating and Governance Committee shall deem necessary. The Nominating and Governance Committee shall have the authority to employ, at the expense of the Company, such experts and professionals as the Nominating and Governance Committee shall deem appropriate from time to time.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our Board of Directors. Security holders who wish to contact the Board of Directors or any of its members may do so by writing to: AXIM Biotechnologies, Inc., 6191 Cornerstone Court E suite 114 San Diego Ca 92121. Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2021.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation for services rendered in all capacities that was earned by each individual who served (i) as our principal executive officer at any time during fiscal 2021, and (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2021:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total/$
John W. Huemoeller II	2021	420,000	-	-		-	-	-	420,000
Director, Chief Executive Officer	2020	420,000	-	-	1,260,000	-	-	-	1,680,000
Catalina Valencia	2021	187,500							187,500
CEO Sapphire Biotechnologies	2020	112,500							112,500
Robert Malasek	2021	47,000	-	-		-	-	-	47,000
Chief Financial Officer, Secretary	2020	36,000	-	-	126,000	-	-	-	162,000

Employment Agreements

John W. Huemoeller II

On January 2, 2019, the Company entered into an executive employment agreement, at a base salary of $20,000 per month, with John W. Huemoeller II to serve as its Chief Executive Officer. Pursuant to the agreement, Mr. Huemoeller’s employment shall at all times be “at will,” which means that he may resign at any time for any reason or for no reason, and that the Company may terminate his employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of the agreement.. In further consideration for Mr. Huemoeller’s services and subject to the approval of the Board, Mr. Huemoeller will be granted an option to purchase 2,000,000 shares of the Company’s common stock, upon his hiring (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Mr. Huemoeller will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Mr. Huemoeller’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. Beginning in October 2019, the Board of Directors decided to increase Mr. Huemoeller’s base salary to $35,000 per month.

Robert Malasek

On or about June 29, 2016, Robert Malasek was appointed as the Company’s Chief Financial Officer and Secretary. In April, 2017 the Company entered in employment agreement with Robert Malasek its, Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated by any time by the Company or Mr. Robert Malasek with proper notice. Under the agreement Mr. Malasek receives a monthly base compensation of $1,000 and effective April 1, 2022, Mr. Malasek’s base compensation was increased to $7,500 per month.

Outstanding Equity Awards at Fiscal Year-End 2021

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

John W. Huemoeller II	3,000,000	0	0	$0.42	12/10/2030

Total

Robert Malasek	300,000	0	0	$0.42	12/10/2030

Total

Directors Compensation

The following table sets forth information for the year ended December 31, 2021, regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our board of directors during 2021.

Director Compensation for Fiscal Year 2021

Name of Director	Fiscal Year	Fees earned or paid in cash ($)	Option Awards ($)	Stock Grants ($)	All other compensation ($)	Total ($)
Timothy R. Scott, PhD	2021	20,000	7,595	—	—	27,595
Robert Cunningham	2021	20,000	7,595	—	—	27,595
Peter O’ Rourke	2021	20,000	—	—	—	20,000
Mauricio J Gatto-Bellora(1)	2021	20,000	7,595	—	—	27,595

__________________

(1)

Mr. Gatto-Bellora resigned from his role on the Company’s Board of Directors on January 4, 2022. Mr. Blake Schroeder was appointed as a director of the Company on January 6, 2022 to fill the vacancy created by Mr. Bellora’s resignation.

For the year ended December 31, 2021, our directors were each entitled to receive an annual $20,000 cash stipend as compensation for their services as directors of the Company. Additionally, all directors other than Mr. O’Rourke received $7,795 worth of stock options as additional consideration for services rendered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2021:

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii)	each of our named executive officers and directors

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at April 12, 2022, there were 138,099,981 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities and for such persons includes shares of our common stock issuable to such persons pursuant to the exercise of stock options, warrants or other securities that are exercisable or convertible into shares of our common stock within 60 days of April 12, 2022.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Named Executive Officers and Directors
	John W. Huemoeller II(1)(4)	9,000,000	6.51%

	Robert Malasek(1)	350,000	*

	Timothy R. Scott, PhD(1)	333,333	*
	Robert Cunningham(1)	333,333	*
	Peter O’Rourke (1)	250,000	*
	Blake N. Schroeder(1)	0	*

	All Directors and Officers as a Group	6.51%

5% Stockholders
	Medical Marijuana, Inc.(2)	22,669,125	16.41%
	Catalina Valencia	19,800,000	14.34%
	Glycodots, LLC	19,800,000	14.34%
	Juniper & Ivy Corporation(3)	500,000	*

______________

* Less than 1%

(1)	The address is: 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121.

(2)	The address is: 13831 Danielson, Poway, CA 92064.

(3)

Juniper & Ivy Corporation owns 500,000 shares of our Series C Preferred Stock. Each share of our Series C Preferred Stock in convertible into one (1) share of our common stock. The holder of our Series C Preferred Stock has voting control of the Company.

(4)	Does not include 500,000 shares of Series C Preferred Stock held by Juniper & Ivy Corporation of which Mr. Huemoeller II is the sole shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Board of Directors Independence

The Company considers Robert Cunningham and Timothy Scott to be “independent” within the meaning of definitions established by the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Audit Fees

RBSM, LLP has served as our independent public accounting firm since 2014. RBSM, LLP billed us $137,171 and $116,703 in audit fees during the years ended December 31, 2021 and 2020, respectively.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2021 and 2020.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2021 and 2020.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2021 and 2020, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full- time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules

Please see the below Exhibit Index and the Index to Financial Statements and related notes to financials which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

Exhibit Index

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock.	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock.	3.5	10-Q	8/22/2016

Description of Securities	4.1			X

Letter of Intent (“Terms Sheet”) dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.1	10-K (A/1)	10/30/2019

Exclusivity Agreement dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.2	10-K (A/1)	10/30/2019

Amendment #1 to Exclusivity Agreement dated December 11, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.3	10-K (A/1)	10/30/2019

Supply Agreement dated May 31, 2019, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.4	10-K (A/1)	10/30/2019

May 1, 2019, License Agreement with CanChew Biotechnologies, LLC.	10.5	10-K (A/1)	05/20/2020

Equity Purchase Agreement dated May 14, 2021, by and between AXIM Biotechnologies, Inc and Cross & Company	10.6	8-K	05/14/2021

Binding Term Sheet Agreement dated August 3, 2021, by and between AXIM Biotechnologies, Inc. and Advanced Tear Diagnostics, LLC.	10.7			X

Asset Purchase Agreement dated August 26, 2021, by and between AXIM Biotechnologies, Inc. and Advanced Tear Diagnostics, LLC.	10.8			X

Form of 1.5% Short Term Promissory Notes, dated February 10, 2022.	10.9	8-K	02/16/2022

Form of 3% Short Term Promissory Notes, dated February 10, 2022.	10.10	8-K	02/16/2022

6% Convertible Redeemable Note dated September 29, 2021, made by and between AXIM Biotechnologies, Inc. and GS Capital Partners, LLC, as amended.	10.11	8-K	02/16/2022

Termination Agreement dated March 3, 2022, by and between AXIM Biotechnologies, Inc. and Empowered Diagnostics, LLC	10.12			X

Code of Business Conduct and Ethics.	14.1	10-Q	11/20/2017

Subsidiaries	21.1			X

Consent of Independent Registered Public Accounting Firm	23.1			X

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2			X

Nominating and Governance Committee Charter.	99.1	10-Q	11/20/2017

Compensation Committee Charter.	99.2	10-Q	11/20/2017

Audit Committee Charter.	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John W. Huemoeller II	President and Director (Principal Executive Officer)	Date April 15, 2022
John W. Huemoeller II

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	Date April 15, 2022
Robert Malasek

/s/ Timothy R. Scott, PhD	Director	Date April 15, 2022
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	Date April 15, 2022
Robert Cunningham

/s/ Peter O’Rourke	Director	Date April 15, 2022
Peter O’ Rourke

/s/ Blake N. Schroeder	Director	Date April 15, 2022
Blake N. Schroeder

AXIM BIOTECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Axim Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (the “Company”), as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of intangible assets acquired

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company acquired patents and 510(K) Licenses from Tear Diagnostics, LLC, (collectively, the “Asset Acquisition”) for a total amount of $4,520,000 in 2021. The acquisition was accounted as an asset acquisition. Accordingly, the purchase price was allocated to the assets acquired based on their fair values.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $4,520,000, which consists of patents and 510(K) licenses. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future cash flows of the acquired assets. The significant assumptions used to estimate the value of the intangible assets included certain assumptions that form the basis of the forecasted results, including revenue growth rates and expected net operating income margins. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

For the Company’s acquisition, we read the purchase agreement, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of (1) the identifiable intangible assets acquired at fair value.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

This includes comparing the significant assumptions to current market and economic trends, to the assumptions used to value similar assets in other acquisitions, and to other guidelines used by companies within the same industry. We involved our valuation professionals to assist in our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ RBSM, LLP

We have served as the Company’s auditor since 2014

PCAOB ID 587

New York, New York

April 15, 2022

AXIM BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2021	As of December 31, 2020

ASSETS
Current assets:
Cash	$452,963	$457,181
Prepaid expenses	163,561	255,923
Other current assets	20,089
Total current assets	636,613	713,104

Property and equipment, net of accumulated depreciation	116,810	104,094
Other Assets:
Notes receivable- related party	104,268	103,242
Goodwill	-	2,458,233
Research in progress	-	7,800,000
Intangible asset, net	4,383,873	-
Security deposit	5,000	5,000
Operating lease right-of-use asset	76,871	130,722
Total other assets	4,570,012	10,497,197

TOTAL ASSETS	$5,323,435	$11,314,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$909,458	$1,073,142
Lease liability obligations (see Note 16)	56,871	53,851
Due to shareholder	180	180
Due to first insurance funding	32,873	25,369
Promissory note (including accrued interest of $40,475 and $19,507, respectively)(see note 8)	454,693	343,725
Convertible note payable (including accrued interest of $16,919 and $0, respectively) (see note 12)	1,126,919	-
Total current liabilities	2,580,994	1,496,267

Long-term liabilities:
Deferred tax liability	-	2,340,000
Convertible note payable (including accrued interest of $192,765 and $236,148, respectively) net of unamortized debt discount of $605,640 and $843,673, respectively(see note 12)	761,604	1,676,788
Convertible note payable - related party (including accrued interest of $299,037 and $158,648, respectively)	4,299,037	4,158,648
Lease liability obligations (see Note 16)	20,000	76,871
Total long-term liabilities	5,080,641	8,252,307
TOTAL LIABILITIES	7,661,635	9,748,574

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized, 138,099,981 and 125,327,579 shares issued and outstanding, respectively	13,811	12,533
Additional paid in capital	51,000,166	43,201,186
Common stock to be issued	4,530,000	201,974
Accumulated deficit	(57,882,227)	(41,849,922)
TOTAL STOCKHOLDERS' DEFICIT	(2,338,200)	1,565,821

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,323,435	$11,314,395

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Revenues	$60,460	$-

Operating Expenses:
Research and development expenses	284,869	426,708
Selling, general and administrative	5,668,450	4,506,289
Depreciation and amortization	2,115,687	16,001
Impairment loss on goodwill and intangible assets	5,966,452	-
Total operating expenses from continuing operations	14,035,458	4,948,998

Loss from continuing operations	(13,974,998)	(4,948,998)

Other (income) expenses:
Interest income	(1,026)	(675)
Income from grants from government	(279,981)	(115,899)
Unrealized loss (gain) on marketable securities	-	104,705
Realized loss (gain) on marketable securities	-	109,040
Loss on extinguishment/conversion of debt	1,587,027	923,605
Amortization of debt discount	238,033	86,059
Financing costs	257,466	-
Interest expense	247,792	234,754
Total other (income) expenses	2,049,311	1,341,589

Loss before provision of income tax	(16,024,309)	(6,290,587)
Provision for income tax	-	-

Loss from continuing operations	(16,024,309)	(6,290,587)
Loss from discontinued operations	(7,996)	(119,293)

NET LOSS	$(16,032,305)	$(6,409,880)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(16,032,305)	$(6,409,880)
Earnings per share from continuing operations
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)
Earnings per share from discontinued operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Earnings per share
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)

Weighted average common shares outstanding - basic and diluted	131,539,920	110,386,386

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock to be	Additional Paid In	Accumulated
	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Issued $	Capital $	Deficit $	Total $
Balance at December 31, 2019	64,854,539	6,486	-	-	-	-	500,000	50	500,000	50	50,000	28,623,060	-35,440,042	-6,760,396
Common stock to be issued for Note receivable and True-up adjustment	-	-	-	-	-	-	-	-	-	-	201,974	-	-	201,974
Common stock issued against common stock to be issued received in PY	250,000	25	-	-	-	-	-	-	-	-	(50,000)	49,975	-	-
Common stock issued for services	1,436,782	143	-	-	-	-	-	-	-	-	-	666,047	-	666,190
Common stock issued for severance	922,486	93	-	-	-	-	-	-	-	-	-	479,907	-	480,000
Common stock issued for cash	17,292,751	1,729	-	-	-	-	-	-	-	-	-	3,307,401	-	3,309,130
Subscription price adjustment	-	-	-	-	-	-	-	-	-	-	-	(609,835)	-	(609,835)
Beneficial conversion feature on the convertible note	-	-	-	-	-	-	-	-	-	-	-	190,000	-	190,000
Common stock issued for acquisition	54,000,000	5,400	-	-	-	-	-	-	-	-	-	7,500,600	-	7,506,000
Retired common stock	(18,570,356)	(1,857)	-	-	-	-	-	-	-	-	-	-	-	(1,857)
Series B preferred stock retirement	-	-	-	-	-	-	(500,000)	(50)	-	-	-	-	-	(50)
Convertible note and accrued interest converted to common stock	5,141,377	514	-	-	-	-	-	-	-	-	-	50,900	-	51,414
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	1,947,745	-	1,947,745
Loss on conversion of convertible note	-	-	-	-	-	-	-	-	-	-	-	823,497	-	823,497
Loss on extinguishment of debt	-	-	-	-	-	-	-	-	-	-	-	171,889	-	171,889
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,409,880)	(6,409,880)
Balance at December 31, 2020	125,327,579	12,533	-	-	-	-	-	-	500,000	50	201,974	43,201,186	(41,849,922)	1,565,821
Common stock issued against common stock to be issued received in PY	108,965	11									(66,974)	66,963		0
Common stock issued for severance payable of discontinued operation	379,463	38										224,963		225,001
Convertible note and accrued interest converted to common stock	4,372,903	438										1,220,682		1,221,120
Common stock issued for cash against S-1 agreement	762,400	76										358,461		358,537
Loss on extinguishment of debt												1,587,027		1,587,027
Common stock to be issued for asset acquisition											4,270,000			4,270,000
Common stock issued for cash	4,304,328	430										1,251,570		1,252,000
Common stock issued for services	2,529,905	253										1,888,150		1,888,403
Common stock issued for financing cost	118,000	12										57,454		57,466
Common stock issued on cashless option exercise	196,438	20										(20)		-
Common stock to be issued for cash											25,000			25,000
Common stock to be issued for services											100,000			100,000
Stock based compensation options												1,143,730		1,143,730
Net loss													(16,032,305)	(16,032,305)
Balance at December 31, 2021	138,099,981	13,811		-		-		-	500,000	50	4,530,000	51,000,166	(57,882,227)	(2,338,200)

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,032,305)	$(6,409,880)
Less: Loss from discontinued operations	(7,996)	(119,293)
Loss from continuing operations	(16,024,309)	(6,290,587)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	27,779	16,001
Stock based compensation	1,143,730	2,311,935
Amortization of prepaid expenses	376,936	253,376
Amortization of debt discount	238,033	86,059
Common stock issued for financing cost	57,466	-
Common stock to be issued for services	100,000	-
Common stock issued for services	1,888,391	-
Amortization of intangible assets	2,087,908	-
Loss on extinguishment of debt	1,587,027	923,604
Unrealized (gain) loss on marketable securities	-	104,705
Realized (gain) loss on marketable securities	-	109,040
Amortization of debt issuance cost	100,000	-
Loss on impairment of intangible assets	5,966,452	-
Changes in operating assets & liabilities:
(Increase) decrease in interest receivable	(1,026)	(675)
(Increase) decrease in prepaid expenses	(284,574)	(53,585)
Increase (decrease) in accounts payable and accrued expenses	277,507	532,245
(Increase) decrease in other current assets	(20,089)	-
(Increase) decrease in security deposits	-	7,785
Net cash provided by (used in) operating activities from continuing operations	(2,478,769)	(2,000,097)
Net cash provided by (used in) operating activities from discontinued operations	(7,996)	(1,215,602)
Net cash provided by (used in) operating activities	(2,486,765)	(3,215,699)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of patents	(10,000)	-
Cash acquired in acquisition	-	79,814
Increase in property and equipment	(40,495)	(97,324)
Net cash provided by (used in) investing activities from continuing operations	(50,495)	(17,510)
Net cash provided by (used in) investing activities from discontinued operations	-	27,490
Net cash provided by (used in) investing activities	(50,495)	9,980

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible note	1,010,000	-
Common stock issued under registration statement on Form S-3	-	1,510,500
Repayment of promissory note	(120,000)	-
Proceeds from common stock under S-1	358,538	-
Proceeds from common stock to be issued under stock purchase agreement	25,000	-
Common stock issued under SPA	1,252,000	1,798,630
Repayment of first insurance funding	7,504	(92,860)
Net cash provided by (used in) continuing financing activities	2,533,042	3,216,270
Net cash provided by (used in) discontinued financing activities		-65,000
Net cash provided by (used in) financing activities	2,533,042	3,151,270

Net increase (decrease) in cash and cash equivalents	(4,218)	(54,449)
Cash and cash equivalents at beginning of period	457,181	511,630
Cash and cash equivalents at end of period	$452,963	$457,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$66,974	$50,000
Account receivable against conversion of debt and interest	$-	$-
Common stock issued against CS subscription	$-	$-
Common stock issued for services recorded as prepaid expense	$-	$302,000
Common stock issued for severance	$225,000	$480,000
Shares issued for acquisition of Sapphire Biotechnology	$-	$7,506,000
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition	$-	$2,340,000
Assets acquired and liability assumed as a result of Sapphire Biotech Acquisition	$-	$525,365
BCF related to discount on conversion	$-	$190,000
Common stock issued for note receivable	$-	$135,000
Adoption of lease obligation and ROU asset	$-	$164,910
Common stock retired	$-	$1,907
Convertible note issued against subscription price adjustment	$-	$609,835
Convertible note converted to common stock	$1,221,119	$51,414
Assets acquired as a result of Sapphire Biotech Acquisition	$-	$33,319
Prepaid insurance paid through first insurance funding	$-	$76,108
Common stock issued on cashless exercise of options	$20	$-
Acquisition of patents against notes payable and accounts payable	$240,000	$-
Common stock to be issued for acquisition	$4,270,000	$-
Others	$-	$71,782

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1: ORGANIZATION

The Company was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 6191 Cornerstone Court E suite 114 San Diego Ca 92121. On August 7, 2014, the Company formed a wholly owned Nevada subsidiary named Axim Holdings, Inc. This subsidiary will be used to help facilitate the anticipated activities planned by the Company. On May 11, 2015 the Company acquired a 100% interest in CanChew License Company a Nevada incorporated licensing Company, through the exchange of 5,826,706 shares of its common stock. In October 2017 the company formed a wholly owned subsidiary in the Netherlands for purposes of holding pharmaceutical licenses as required by the Netherlands regulations and laws. On October 16, 2018, the Company formed a wholly owned disregarded entity Marina Street, LLC as part of improvement of internal control over cash management and bank activities.

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

COVID-19 impact and related risks

The ongoing global outbreak of COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, A number of the Company’s employees have had to work remotely from home and those on site have had to follow the Company’s social distance guidelines, which could impact their productivity. COVID-19 could also disrupt the Company’s operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in the Company’s office or laboratory facilities, or due to quarantines.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1: ORGANIZATION (CONTINUED)

Because of COVID-19, travel, visits, and in-person meetings related to The Company’s business have been severely curtailed or canceled and the Company has instead used on-line or virtual meetings to meet with potential customers and others.

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to The Company’s business growth and ability to forecast the demand for its diagnostic testing and resulting revenues.

The full extent to which the COVID-19 pandemic and the various responses to it might impact The Company’s business, operations and financial results will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond The Company’s control.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2: ACQUISITION OF SAPPHIRE BIOTECH, INC. (CONTINUED)

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

Of the $7,918,233, assets were recorded in the amount of $113,132 and liabilities were assumed of $525,365, $7,800,000 was assigned to IPR&D and $118,233 was allocated to goodwill and $2,340,000 was calculated as the deferred tax liability on the assets acquired, which amount was included in goodwill at the date of acquisition in accordance with accounting requirements. The fair value of acquired IPR&D was determined using the income approach, based on the likelihood of success of products reaching final development and commercialization. The fair value of acquired IPR&D was capitalized as of the Closing Date and is subsequently accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the Closing Date, this asset will be amortized over a period of 36 months.

The $2,458,233 of goodwill is not expected to be deductible for tax purposes.

The effective settlement of receivable/payable between the Company and Sapphire deemed to be not material, which was recorded as gain on intercompany transaction in P&L.

Disclosure of Pro Forma Information

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Sapphire Biotech, Inc. had occurred at January 1, 2020:

For twelve months ended	December 31, 2021	December 31, 2020
Revenues	$-	$-
Net loss from continuing operations	$(16,024,309)	$(6,290,906)
Net income (loss) from discontinued operations	$(7,996)	$(119,293)
Net loss per share—Basic and Diluted	$(0.12)	$(0.06)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. During the twelve months ended December 31, 2021 Sapphire had no revenue transactions.

As of December 31, 2021 the asset was deemed impaired and was written off resulting in an impairment loss of $5,966,452.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 3: ACQUISITION OF INTELLECTUAL PROPERTY OF ADVANCED TEAR DIAGNOSTIC, LLC.

AXIM entered into two substantially contemporaneous transactions to acquire patents and 510(K) Licenses from Advanced Tear Diagnostics, LLC (the “Seller”) (collectively, the “Asset Acquisition”) for a total amount of $4,520,000.

The first transaction occurred on July 29, 2021, in which AXIM purchased five patents (the “Patents”) from the Seller for $250,000 (which includes assuming and paying $30,000 of the Seller’s liabilities). The bulk of the purchase price ($210,000) was in a note that requires seven equal monthly payments of $30,000, which payment started on September 3, 2021.

The second transaction occurred on August 26, 2021, in which AXIM purchased certain eye disease diagnostic technology, which consisted of a 510(K) license for Lactoferrin, a biomarker for dry eye disease and a 510(K) license for IgE, a biomarker for allergic ocular reaction (collectively, the “510(K) Licenses”). The purchase price for the 510(K) Licenses was $4,270,000, which price was paid by issuing to the Seller 7 million shares of AXIM restricted common stock.

Together, the Patents and the 510(K) Licenses constitute the acquired technology asset (the “Technology Asset”), which for accounting purposes, are considered one unit of account. We are amortizing the Technology Asset ratably over the 11.54 average remaining life of the Patents.

In accordance with FASB’s requirements for accounting for business combinations (FASB Accounting Standards Codification, Topic 805, Business Combinations (“Topic 805”)), since all of the value of this acquisition resides in one asset, the Technology Asset, we have accounted for this transaction as the acquisition of an asset. The seller had not been able to commercialize or complete development of the Technology Asset prior to the asset acquisition and AXIM has established an Ophthalmology Division to commercialize and market the diagnostic technology. In an asset acquisition, the total purchase price of the transaction, including transaction expenses, is allocated to the assets acquired based on the fair value of the assets acquired. In our acquisition of the Technology Asset, the total amount of the purchase price was allocated to the Technology Asset.

NOTE 4: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2021, and 2020 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

NOTE 5: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $1,944,381 and has an accumulated deficit of $57,882,227, has cash used in operating activities of continuing operations $2,478,769. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the year ended December 31, 2021, the Company raised additional capital of $1,610,538 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at December 31, 2021. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At December 31, 2021, there was no accounts receivable. For the year ended December 31, 2021, one customer accounted for 21% of total revenue. For the year ended December 31, 2020, two customers accounted for 95% of total revenue. Revenue was all generated from discontinued operations for the twelve months ending December 31, 2021 and 2020.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at December 31, 2021 and 2020, respectively, and none related to discontinued operations.

	December 31, 2021	December 31, 2020
Equipment of continuing operations	$175,283	$134,788
Less: accumulated depreciation	$58,473	$30,694
	$116,810	$104,094

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conduct an impairment analysis for goodwill annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We first may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test included in U.S. GAAP. To the extent our assessment identifies adverse conditions, or if we elect to bypass the qualitative assessment, goodwill is tested using a quantitative impairment test.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets such as in-process research and development (IPRD), we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess.

We elected to perform a quantitative assessment of indefinite-lived intangible assets and determined that the fair value of the goodwill and IPRD related to the Sapphire acquisition was less than its carrying amount and that in-process research and development were fully impaired

The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at December 31, 2021 and 2020, respectively

	December 31,	December 31,
	2021	2020
Goodwill	$-	$2,458,233
Intellectual Property (IPRD)	-	7,800,000
Patents	250,000	-
Licenses	4,270,000	-
	4,520,000	10,258,233

Less: accumulated amortization	136,127	-
	$4,383,873	$10,258,233

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2022	2023	2024	2025	2026 and thereafter
Amortization expense	$375,500	$375,500	$375,500	$375,500	$2,881,873

Amortization expense recorded for the years ended December 31, 2021 and 2020 was $2,087,908 and $0; respectively.

The Company recognized and impairment charge of $2,458,233 and $5,848,219 related to Goodwill and IPRD; respectively in 2021.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Intangible assets were impaired resulting in a net impairment loss of $5,966,452, resulting from an FDA decision not to approve our COVID test.

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

Revenues from continuing operations recognized for twelve months ended December 31, 2021 and 2020 amounted to $60,460 and $-0-, respectively. Revenues from discontinued operations recognized for twelve months ended December 31, 2021 and 2020 amounted to $0 and $7,990, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements will require significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On August 21, 2020, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Empowered Diagnostics, LLC (“Empowered Diagnostics”). The License Agreement provides Empowered Diagnostics with a right to commercialize The company’s products worldwide with the exception of Mexico.

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

This agreement with Empowered Diagnostics was terminated in February, 2022 The Company did not recognize any revenue from this agreement,

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the years ended December 31, 2021 and 2020, was $279,981 and $115,899 respectively.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

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

Pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the twelve months ended December 31, 2021 and 2020 The Company recorded unrealized gain (loss) on marketable securities of $0 and $(104,705), respectively, and realized gain (loss) on marketable securities of $0 and $(109,040), respectively. The Company had no marketable securities as of December 31, 2021 and 2020.

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2021 and 2020. The fair value of the Company’s convertible promissory notes is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of convertible debt was not significantly different from the carrying value at December 31, 2021. The Company’s acquired goodwill with a carrying amount of $2,458,233 were written down to zero, resulting in an impairment charge of $2,458,233, which was included in earnings for the period.

In-process Research and Development with a carrying amount of $5,848,219 was written down to its implied fair value of zero, resulting in an impairment charge of $5,848,219, which was included in earnings for the period.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2021 and 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”) was enacted. The CARES Act included loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code which changed net loss carryforward and back provisions and the business interest expenses limitation. Under the CARES Act provisions, the most relevant income tax considerations to Oncocyte relate to the amounts received under the Paycheck Protection Program loan program and the possible forgiveness of those loans by the SBA.

On December 21, 2020, the U.S. president has signed into law the “Consolidated Appropriations Act, 2021” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven PPP loans can deduct regular business expenses that are paid for with the loan proceeds for federal tax purposes. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions, and a temporary full deduction for business expenses for food and beverages provided by a restaurant.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $0 and $240,769 allowance for doubtful accounts at December 31, 2021 and 2020, respectively and had $0 accounts receivable at December 31, 2021 and $240,769 at December 31, 2020, all was related to discontinued operations.

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

There were common share equivalents 30,119,877 at December 31, 2021 and 32,556,727 at December 31, 2020. For the year ended December 31, 2021 and 2020 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the twelve months ended December 31, 2021 and 2020 The Company incurred research and development expenses of $284,869 and $426,708 from continuing operations, respectively. For the twelve months ended December 31, 2021 and 2020 the Company incurred research and development expenses of $0 and $377,416 from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Recently Issued Accounting Standards

Accounting Standards Implemented Since December 31, 2020

ASC Update 2021-04

Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Prepaid insurance	$59,116	$45,983
Prepaid services	104,445	209,940
	$163,561	$255,923

For the year ended December 31, 2021 and 2020 the Company recognized amortization of prepaid expense and prepaid insurance of $376,936 and $253,376 respectively.

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

For the years ended December 31, 2021 and 2020, the Company recognized interest expense of $0 and $0, respectively on this note all was related to continuing operations.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 8: PROMISSORY NOTE (CONTINUED)

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of December 31, 2021 and 2020, the principal and accrued interest balances were $363,178 and $343,725 respectively.

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2021 is $90,000 with accrued interest of $1,515.

NOTE 9: OTHER COMMITMENTS

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of December 31, 2021 and 2020, the total outstanding balance was $20,000 and $60,000 respectively for consulting fees to Mr. Changoer included in accounts payable.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of December 31, 2021 and 2020, the total outstanding balance was $-0- and $25,000, respectively included in accounts payable.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month-to-month basis at the discretion of management. As of December 31, 2021 and 2020, the total outstanding balance was $40,000 and $225,000 respectively for consulting fees included in accounts payable.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 9: OTHER COMMITMENTS (CONTINUED)

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation. In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of December 31, 2021, the accrued severance payment was $40,000 to Dr. Anastassov, $20,000 to Mr. Changoer included in accounts payable.

The Company retains the right to prepay the severance obligations to Drs. Anastassov and Mr. Changoer, without penalty.

No claims were alleged by the Company against any party, and no claims were alleged against the Company. However, in connection with the transactions described above, the parties entered into a general mutual release of all claims.

NOTE 10: RELATED PARTY TRANSACTIONS

Related Party

The company has an employment agreement with Catalina Valencia at a rate of $15,000 per month commencing March 17, 2020. The agreement can be terminated with 30 days’ notice by either party

The company has a consulting agreement with Glycodots LLC whereby it will provide the services of Dr. Sergei A. Svarovsky at a rate of $15,000 per month commencing March 17, 2020. The agreement can be terminated with 30 days’ notice by either party.

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of December 31, 2021 and 2020 is $102,567 and $102,567 excluding interest accrued thereon of $1,701 and $675, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 11: DUE TO FIRST INSURANCE FUNDING

On June 25, 2020, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $93,357. A cash down payment of $18,671 was paid on July 6, 2020. Under the terms of the insurance financing, payments of $8,546, which include interest at the rate of 4.6% per annum, are due each month for nine months commencing on July 25, 2020.

On June 25, 2021, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $98,888. A cash down payment of $24,273 was paid on July 7, 2021. Under the terms of the insurance financing, payments of $1,797, which include interest at the rate of 4.420% per annum, are due each month for nine months commencing on July 25, 2021.

The total outstanding due to First Insurance Funding as of December 31, 2021 and 2020 is $32,873 and $25,369, respectively.

NOTE 12: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	299,037	158,648
Convertible note payable, net	$4,299,037	$4,158,648

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

For the years ended December 31, 2021 and 2020, interest expense was $140,389 and $140,389, respectively.

As of December 31, 2021 and 2020, the balance of secured convertible note was $4,299,037 and $4,158,648 which included $299,037 and $158,648 accrued interest, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 12: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The following table summarizes convertible note payable as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible Note Payable, due on October 1, 2022, interest at 6% p.a.	1,110,000	-
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	500,000	1,000,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	190,000
Convertible note payable, due on July 21, 2032, interest at 3.5% p.a.	-	609,835
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	209,685	236,148
Total	2,494,163	2,520,461
Less: unamortized debt discount/finance premium costs	(605,639)	(843,673)
Convertible note payable, net	$1,888,524	$1,676,788

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

As of December 31, 2021 and 2020, the balance of secured convertible notes was $573,612 and $556,420, which included $89,134 and $71,942 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2021 and 2020, this note has not been converted and the balance of secured convertible notes was $592,915 and $1,148,944, which included $92,215 and $148,944 accrued interest, respectively.

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

DECEMBER 31, 2021 AND 2020

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of December 31, 2021 and 2020, the balance of secured convertible note was $201,416 and $195,716, which included $11,416 and $5,716 accrued interest, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of December 31, 2021 and 2020, the balance of secured convertible note was $0 and $619,381, which included $0 and $9,546 accrued interest respectively.

The note was converted to 1,725,439 shares which included accrued interest at time of conversion of $28,578 common stock on November 24, 2021 at which time the company recorded loss on conversion expense of $51,763.

On September 27, 2021 the Company entered into convertible note purchase agreement with GS Capital LLC in the amount of $1,110,000. The note had an original issue discount of $100,000, bridge financing fees of $100,000 and legal costs of $30.000, which were amortized to financing cost on the issuance of note. It bears interest at a rate of 6% and matures September 29,2022. The note is convertible to free trading shares six months after issuance at a conversion price of $0.25 per share subject to a 10 day look back period at time of conversion if the stock is trading at less than $0.25 for more than 5 days then the conversion price will be a 30 percent discount to the average of the two lowest closing prices within the 10 day look back period. As of December 31, 2021 and 2020, the balance of this convertible note was $1,126,919 and $0, which included $16,919 and $0 accrued interest; respectively.

The note was paid off in February 2022.

During the years ended December 31, 2021 and 2020, the Company amortized the debt discount on all the notes of $238,033 and $86,059, respectively. As of December 31, 2021 and 2020, unamortized debt discount was $605,640 and $843,673, respectively.

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. As of December 31, 2021 and 2020, there were 8,094,046 and 9,806,000 shares available for issuance under the Plan.

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

DECEMBER 31, 2021 AND 2020

NOTE 13: STOCK INCENTIVE PLAN (CONTINUED)

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

On August 17, 2021, Jeff Busby the Senior Vice president of Sales of Axim Biotechnology was granted the options to purchase 1 million of shares of Axim common stock under the plan at the purchase price of $0.60 per share. 25% of the Option shares will be vested upon the one anniversary of the vesting commencement day, 25% of the Option shares will be vested upon the two anniversaries of the vesting commencement day, 25% of the Option shares will be vested upon the three anniversary of the vesting commencement day and 25% of the Option shares will be vested upon the four anniversaries of the vesting commencement day.

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

For the years ended December 31, 2021 and 2020 the Company recorded compensation expense of $1,143,730 and $1,947,745 respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of December 31, 2021, and 2020 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of December 31, 2021.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2021, and 2020, the Company had 138,099,981 and 125,327,579 shares of common stock issued and outstanding, respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14: STOCKHOLDERS’ DEFICIT(CONTINUED)

2021 Transactions:

Common Stock

On December 13, 2021 the company entered into an agreement where it will issue $100,000 of stock in exchange for services to be rendered under a consulting agreement, currently shown as stock to be issued.

On November 7, 2021 the company issued 1,725,439 of its shares in settlement of a debt of 638,412 including accrued interest of $28,578.

During the period between May 14, 2021 and December 31, 2021 the Company issued total 500,000 shares valued $129,274 pursuant to the Company’s Registration Statement on Form S-1. The Company received $129,274 in cash.

On October 12, 2021 the Company issued 118,000 shares to GS capital valued at $57,466 pursuant to services rendered in obtaining financing.

On October 18, 2021 the company issued 175,000 shares of its common stock valued at $52,500 pursuant to a stock purchase agreement.

During the year ended December 31, 2021, the company issued 196,438 shares of common stock upon the exercise of 300,000 options at an exercise price of $0.126 a share. This exercise was performed on a cashless basis.

On July 29, 2021 the Company issued 122,000 restricted shares of its common stock to third party valued at $50,000 pursuant to the stock purchase agreement. The cash was received in 2021.

During August and September 2021 the Company issued 1,060,715 commons shares and warrants to purchase 1,060,715 shares of common stock at an exercise price of $0.60 for gross cash proceeds of $297,000 pursuant to various Warrant Stock purchase agreements. The cash was received in the third quarter ending 2021. Warrants are exercisable within a 3-year period from issuance.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14: STOCKHOLDERS’ DEFICIT(CONTINUED)

During April, May and June 2021 the company issued 2,647,464 restricted shares of its common stock valued at $2,117,971 pursuant to conversion of convertible note and accrued interest of $582,707 (Note 12) with a loss on extinguishment of debt $1,535,264.

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

Company paid finders fees of $20,000 in cash during this period for capital raise and will also issue shares equaling $16,000 in market value, which was issued during the year ended December 31, 2021.

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

DECEMBER 31, 2021 AND 2020

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 15: STOCK OPTIONS AND WARRANTS

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 15: STOCK OPTIONS AND WARRANTS (CONTINUED)

The stock option activity for years ended December 31, 2021 and 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,000,000	$0.75
Granted	8,300,000	0.27
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2020	10,300,000	0.36
Granted	2,960,715	0.60
Exercised	(300,000)	0.35
Expired or canceled	(2,000,000)	0.75
Outstanding at December 31, 2021	10,960,715	$0.37

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2021 and 2020: 2,000,000 options issued to John Huemoeller were canceled to allow for issuances to other employees.

As of December 31, 2021

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,960,715	8.5	$0.37	8,094,046	$0.37

As of December 31, 2020

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,300,000	9.8	$0.36	7,466,662	$0.36

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 15: STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2021	2020
Expected life (years)	10	10
Risk-free interest rate (%)	1.74	0.61
Expected volatility (%)	190	230
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$1.74	$0.61

For the years ended December 31, 2021 and 2020 stock-based compensation expense related to vested options was $1,143,730 and $1,947,745 respectively.

Warrants

The following table summarizes warrant activity during the year ended December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	2,850,000	0.71
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2021	2,850,000	$0.71

All outstanding warrants are exercisable at December 31, 2021 and there was no unrecognized stock-based compensation expense related to warrants. During the year ended December 31, 2020 there was no warrant activity.

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

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of assets and liabilities sold, stock retired and gain recognized, in connection with the sale of assets to Sanammad parties:

Other current assets	$5,000
Total current assets	$510,017
Intangible assets, net of amortization	$47,375
Total asset	$562,392

Notes payable	$880,000
Accounts payable and accrued expenses	$210,640
Due to Canchew	$1,526,603
Stock retired	$1,857
Total liabilities and equity	$2,619,100

The gain on sale of assets was reported during the period was determined as follows:
Loss on sale of assets	$(562,392)
Gain on sale of liabilities	$2,619,100

Net gain from sale of assets and liabilities	$2,056,708

The resulting gain from the sale will be fully offset by existing net operating loss carryforwards available to the Company.

For the years ended December 31, 2021 and 2020 the Company recognized interest expense of $-0- and $-0-, respectively.

As of December 31, 2021 and 2020, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

Loss from Discontinued Operations

The sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale (discontinued operations) for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Net sales	$-	$5,097
Total expenses	$(7,996)	$(2,016,742)
Gain from sale of asset and liability	$-	$2,056,708
Other (loss) income	$-	$(164,356)
(Loss) income from discontinued operations	$(7,996)	$(119,293)

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of net cash provided by or used in operating activities, investing activities and financing activities for the assets and liabilities held for sale (discontinued operations) for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Net (loss) income from discontinued operations	$(7,996)	$(119,293)

Adjustment of non-cash activities	-	726,748
Decrease in accounts receivable	-
Increase in inventory	-
Increase in accounts payable and accrued expenses	-	(1,823,057)
Net cash provided by (used in) operating activities	$(7,996)	$(1,215,602)

Net cash provided by (used in) investing activities	$-	$27,490
Net cash provided by (used in) financing activities	$-	$(65,000)

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

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. For the year December 31, 2021, the Company recorded research and development expenses of $284,869

On August 5, 2020 Sapphire was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (QSOX1) based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Sapphire is conducting this research with technology it has exclusively licensed from Skysong Innovations, LLC, the intellectual property management company for Arizona State University. Sapphire will subcontract tumor biology work for evaluating analog inhibitors for QSOX1 to Dr. Doug Lake’s laboratory at Arizona State University and Mayo Clinic Arizona. Grant income received for the years ended 2021 and 2020 was $279,981 and $115,899; respectively.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 17: COMMITMENT AND CONTINGENCIES

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

This agreement was cancelled in February, 2022

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of December 31, 2021.

Right-of-use assets	$76,871

Lease liability obligations, current	$56,871
Lease liability obligations, noncurrent	20,000
Total lease liability obligations	$76,871

Weighted-average remaining lease term	1.58 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the years ended December 31, 2021 and 2020:

	December 31,		December 31,
	2021		2020
Operating lease expense	$57,684	*	$32,991
Short-term lease expense	15,711		20,831
Total lease expense	$73,395		$53,822

*We recorded $54,667 of operating lease expense this includes $11,545 of maintenance charges.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2021, are as follows:

2022	$59,416
2023	20,000
Total minimum payments	79,416
Less: amount representing interest	(2,545)
Total	$76,871

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

Litigation

As of December 31, 2021, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act,” made sweeping modification to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The Act replaced the prior law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2021 due to the recent enactment.

For the period ended December 31, 2021, the Company had available, for Federal income tax purposes, net operating losses of $9,024,000 which expire at various dates through December 31, 2030 and $26,706,957 which have no expiration date. The net operating loss carryovers may be subject to limitations under Internal Revenue Code section 382, due to significant changes in the Company’s ownership. If a change of ownership has occurred the net operating loss carryovers would be limited or might be eliminated.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the period ended December 31, 2021 and 2020 as follows:

	2021	2020
Expected tax at statutory rates	21.00%	21.0%

State Income Tax, Net of Federal benefit	6.98%	11.9%
Current Year Change in Valuation Allowance	-28.62%	32.9%
Prior Year NOL True-Ups	0.64%	0%
Effective Tax Rate	0.00%	0.00%

	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Statutory state and local income tax rate , net of federal benefit	11.9%	11.9%
Change in valuation allowance	(32.9%)	(32.9%)
Effective tax rate	0.00%	0.00%

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 18: INCOME TAXES (CONTINUED)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

	2021	2020
Stock Compensation	967,019	646,963
Amortization	608,354	24,082
Interest	66,376	66,376
Net Operating Loss Carry Forward	9,722,122	6,038,109
Valuation Allowance	(11,363,871)	(6,775,530)
Total gross deferred tax assets	(0.00)	(0.00)

	2021	2020
Deferred tax assets Federal*:
Net operating loss carry forward	$6,327,783	$6,022,948
Less: valuation allowance	(6,327,783)	(6,022,948)
Net deferred tax asset	$-	$-

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2018 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple states and foreign jurisdictions. Generally, foreign income tax returns after 2018 remain open to examination. No income tax returns are currently under examination. As of December 31, 2021 and 2020, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021 and 2020, there were no penalties or interest recorded in income tax expense.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 19: SUBSEQUENT EVENTS

Common Stock Issuances

During January 2022, the Company issued 519,247 shares for cash of gross proceeds of $75,000 pursuant to various stock purchase agreements. The cash was received in the fourth quarter2021 and first quarter 2022. The Company also issued warrants to purchase an aggregate of 519,247 shares of common stock at an average exercise price of $0.315 per share. The warrants are exercisable within a 3-year period from issuance.

In January 2022, the Company issued 7,000,000 shares of its common stock pursuant to its asset acquisition of Advanced Tear Diagnostics.

In January 2022, the Company issued 302,115 of its shares of common stock, valued at $100,000, in exchange for services which have been recorded as a prepaid expense.

On January 11, 2022, the company issued 282,759 shares of common stock upon the exercise of 500,000 options at an exercise price of $0.126 a share. This exercise was performed on a cashless basis.

In March 2022, the Company issued 624,290 of its shares of common stock pursuant to a stock purchase agreement for cash gross proceeds of $55,000.

In March 2022, the Company issued 173,390 shares of its common stock, valued at $32,944, in settlement of interest due to prepayment of a note.

In March 2022, the company issued 500,000 of its shares of common stock in exchange for services related to the arrangement of meetings and conferences.

The Company also issued 4,500,000 shares of its common stock January thru March of 2022 for cash of $530,228 pursuant to an equity purchase agreement, dated on May 14, 2021, which shares were registered pursuant to that S-1 Registration Statement filed by the Company with the SEC on May 14, 2021, and declared effective by the SEC on June 22, 2021.

Changes to the Company’s Board of Directors

On January 4, 2022, Mauricio Gatto Bellora tendered his resignation as a member of the Company’s Board of Directors, and the Company on that date accepted his resignation. Mr. Bellora’s decision to resign was not the result of any disagreement with the Company.

On January 6, 2022, the record holder of 500,000 shares of the Company’s Series C Preferred Stock, representing 100% of the 500,000 shares of Series C Preferred Stock issued and outstanding, which shares are entitled to cast a vote for election of up to four Series C Directors, whether by shareholder meeting (annual or special) or by written consent, acting pursuant to Section 78.320 of the Nevada Revised Statutes and Article III, Section 3 of the Company’s Amended and Restated Bylaws, consented by written consent in lieu of a meeting appointing Blake N. Schroeder to fill the director seat vacated by the resignation of Mauricio Javier Gatto Bellora.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 19: SUBSEQUENT EVENTS (CONTINUED)

Mr. Blake N. Schroeder, 42, began his career with a commercial litigation law firm in Salt Lake City, Utah. Beginning in 2008, Schroeder focused on the sale and marketing of natural products and opening international marketplaces to those products. From 2008 to 2014 Mr. Schroeder served in various capacities at MonaVie, LLC developing international business plans and growing international businesses. From August 2014 to February 2016, Mr. Schroeder served as the Chief Operating Officer of Forevergreen International, where he was responsible for global operation and sales of the multinational organization, including oversight of a global supply chain. From 2021 to the present, Mr. Schroeder has served as the Chief Executive Officer and Chairman of the Board of Medical Marijuana, Inc. From 2016 to the present, Mr. Schroeder serves as the chief executive officer of Kannaway USA, LLC, a wholly owned subsidiary of Medical Marijuana, Inc. Medical Marijuana, Inc. is one of the Company’s largest shareholders holding approximately 16.4% of the Company’s common stock, as of January 10, 2022. Mr. Schroeder holds a B.S. in Finance from Utah State University and a law degree from Syracuse University College of Law.

Debt Obligations

Effective February 10, 2022, The Company issued the following debt obligations in exchange for cash. A portion of the funds received by the Company were used to pay off the GS Capital Partners, LLC note, as discussed below.

Short Term Promissory Notes

Effective February 10, 2022, the Company issued two short term notes, each having a face amount of $250,000, in exchange for a total of $500,000 in cash (the “Short Term Promissory Notes”). The Short Term Promissory Notes bear interest at the rate of 1.5% per annum and were due and payable on or before March 10, 2022, unless demand for payment is made prior to such date. One of the two notes was paid in full on February 14, 2022.

Convertible Notes

Effective February 10, 2022, the Company issued seven convertible notes to a series of investors having an aggregate face value of $1,325,000 in exchange for $1,325,000 in cash (the “Convertible Notes”). One of the Convertible Notes, face value $25,000, was purchased by Blake N. Schroeder who is a director of the Company.

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion.

Note Repayments

On February 10, 2022, the Company paid in full the remaining balance due on that certain convertible note issued to GS Capital Partners, LLC, face value $1,110,000 (as amended, the “GS Note”). In connection with the repayment, the Company was required to pay accrued interest in the amount of $21,875, by issuing 173,390 restricted shares of the Company’s common stock pursuant to the formula set forth in the GS Note.

Changes in the Business

On March 7, 2022, the Company announced that is has shifted its focus for its rapid COVID-19 Neutralizing Antibody (“Nab”)(NAb) Test to become For Research Use Only (“RUO”). The test will provide researchers an important tool for COVID-19 research and is not intended for use in diagnostic procedures. The Company has also entered a separation agreement with Empowered Diagnostics, LLC following the FDA recall of Empowered’s products, including the NabNAb test.

