Form 10-K/A
period 2021-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2022-04-19
CIK 1514946

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

California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and beginning July 1, 2020, the California Attorney General may bring enforcement actions for violations. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CCPA may increase our company's compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business.

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

Signature	Title	Date

/s/ John W. Huemoeller II	President and Director (Principal Executive Officer)	Date April 19, 2022
John W. Huemoeller II

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	Date April 19, 2022
Robert Malasek

/s/ Timothy R. Scott, PhD	Director	Date April 19, 2022
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	Date April 19, 2022
Robert Cunningham

/s/ Peter O’Rourke	Director	Date April 19, 2022
Peter O’ Rourke

/s/ Blake N. Schroeder	Director	Date April 19, 2022
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

/s/ RBSM, LLP

We have served as the Company’s auditor since 2014

PCAOB ID 587

New York, New York

April 15, 2022

AXIM BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2021	As of December 31, 2020

ASSETS
Current assets:
Cash	$452,963	$457,181
Prepaid expenses	163,561	255,923
Other current assets	20,089
Total current assets	636,613	713,104

Property and equipment, net of accumulated depreciation	116,810	104,094
Other Assets:
Notes receivable- related party	104,268	103,242
Goodwill	-	2,458,233
Research in progress	-	7,800,000
Intangible asset, net	4,383,873	-
Security deposit	5,000	5,000
Operating lease right-of-use asset	76,871	130,722
Total other assets	4,570,012	10,497,197

TOTAL ASSETS	$5,323,435	$11,314,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$909,458	$1,073,142
Lease liability obligations (see Note 16)	56,871	53,851
Due to shareholder	180	180
Due to first insurance funding	32,873	25,369
Promissory note (including accrued interest of $40,475 and $19,507, respectively)(see note 8)	454,693	343,725
Convertible note payable (including accrued interest of $16,919 and $0, respectively) (see note 12)	1,126,919	-
Total current liabilities	2,580,994	1,496,267

Long-term liabilities:
Deferred tax liability	-	2,340,000
Convertible note payable (including accrued interest of $192,765 and $236,148, respectively) net of unamortized debt discount of $605,640 and $843,673, respectively(see note 12)	761,604	1,676,788
Convertible note payable - related party (including accrued interest of $299,037 and $158,648, respectively)	4,299,037	4,158,648
Lease liability obligations (see Note 16)	20,000	76,871
Total long-term liabilities	5,080,641	8,252,307
TOTAL LIABILITIES	7,661,635	9,748,574

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized, 138,099,981 and 125,327,579 shares issued and outstanding, respectively	13,811	12,533
Additional paid in capital	51,000,166	43,201,186
Common stock to be issued	4,530,000	201,974
Accumulated deficit	(57,882,227)	(41,849,922)
TOTAL STOCKHOLDERS' DEFICIT	(2,338,200)	1,565,821

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,323,435	$11,314,395

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Revenues	$60,460	$-

Operating Expenses:
Research and development expenses	284,869	426,708
Selling, general and administrative	5,668,450	4,506,289
Depreciation and amortization	2,115,687	16,001
Impairment loss on goodwill and intangible assets	5,966,452	-
Total operating expenses from continuing operations	14,035,458	4,948,998

Loss from continuing operations	(13,974,998)	(4,948,998)

Other (income) expenses:
Interest income	(1,026)	(675)
Income from grants from government	(279,981)	(115,899)
Unrealized loss (gain) on marketable securities	-	104,705
Realized loss (gain) on marketable securities	-	109,040
Loss on extinguishment/conversion of debt	1,587,027	923,605
Amortization of debt discount	238,033	86,059
Financing costs	257,466	-
Interest expense	247,792	234,754
Total other (income) expenses	2,049,311	1,341,589

Loss before provision of income tax	(16,024,309)	(6,290,587)
Provision for income tax	-	-

Loss from continuing operations	(16,024,309)	(6,290,587)
Loss from discontinued operations	(7,996)	(119,293)

NET LOSS	$(16,032,305)	$(6,409,880)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(16,032,305)	$(6,409,880)
Earnings per share from continuing operations
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)
Earnings per share from discontinued operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Earnings per share
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)

Weighted average common shares outstanding - basic and diluted	131,539,920	110,386,386

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock to be	Additional Paid In	Accumulated
	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Issued $	Capital $	Deficit $	Total $
Balance at December 31, 2019	64,854,539	6,486	-	-	-	-	500,000	50	500,000	50	50,000	28,623,060	-35,440,042	-6,760,396
Common stock to be issued for Note receivable and True-up adjustment	-	-	-	-	-	-	-	-	-	-	201,974	-	-	201,974
Common stock issued against common stock to be issued received in PY	250,000	25	-	-	-	-	-	-	-	-	(50,000)	49,975	-	-
Common stock issued for services	1,436,782	143	-	-	-	-	-	-	-	-	-	666,047	-	666,190
Common stock issued for severance	922,486	93	-	-	-	-	-	-	-	-	-	479,907	-	480,000
Common stock issued for cash	17,292,751	1,729	-	-	-	-	-	-	-	-	-	3,307,401	-	3,309,130
Subscription price adjustment	-	-	-	-	-	-	-	-	-	-	-	(609,835)	-	(609,835)
Beneficial conversion feature on the convertible note	-	-	-	-	-	-	-	-	-	-	-	190,000	-	190,000
Common stock issued for acquisition	54,000,000	5,400	-	-	-	-	-	-	-	-	-	7,500,600	-	7,506,000
Retired common stock	(18,570,356)	(1,857)	-	-	-	-	-	-	-	-	-	-	-	(1,857)
Series B preferred stock retirement	-	-	-	-	-	-	(500,000)	(50)	-	-	-	-	-	(50)
Convertible note and accrued interest converted to common stock	5,141,377	514	-	-	-	-	-	-	-	-	-	50,900	-	51,414
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	1,947,745	-	1,947,745
Loss on conversion of convertible note	-	-	-	-	-	-	-	-	-	-	-	823,497	-	823,497
Loss on extinguishment of debt	-	-	-	-	-	-	-	-	-	-	-	171,889	-	171,889
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,409,880)	(6,409,880)
Balance at December 31, 2020	125,327,579	12,533	-	-	-	-	-	-	500,000	50	201,974	43,201,186	(41,849,922)	1,565,821
Common stock issued against common stock to be issued received in PY	108,965	11									(66,974)	66,963		0
Common stock issued for severance payable of discontinued operation	379,463	38										224,963		225,001
Convertible note and accrued interest converted to common stock	4,372,903	438										1,220,682		1,221,120
Common stock issued for cash against S-1 agreement	762,400	76										358,461		358,537
Loss on extinguishment of debt												1,587,027		1,587,027
Common stock to be issued for asset acquisition											4,270,000			4,270,000
Common stock issued for cash	4,304,328	430										1,251,570		1,252,000
Common stock issued for services	2,529,905	253										1,888,150		1,888,403
Common stock issued for financing cost	118,000	12										57,454		57,466
Common stock issued on cashless option exercise	196,438	20										(20)		-
Common stock to be issued for cash											25,000			25,000
Common stock to be issued for services											100,000			100,000
Stock based compensation options												1,143,730		1,143,730
Net loss													(16,032,305)	(16,032,305)
Balance at December 31, 2021	138,099,981	13,811		-		-		-	500,000	50	4,530,000	51,000,166	(57,882,227)	(2,338,200)

The accompanying notes are an integral part of these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,032,305)	$(6,409,880)
Less: Loss from discontinued operations	(7,996)	(119,293)
Loss from continuing operations	(16,024,309)	(6,290,587)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	27,779	16,001
Stock based compensation	1,143,730	2,311,935
Amortization of prepaid expenses	376,936	253,376
Amortization of debt discount	238,033	86,059
Common stock issued for financing cost	57,466	-
Common stock to be issued for services	100,000	-
Common stock issued for services	1,888,391	-
Amortization of intangible assets	2,087,908	-
Loss on extinguishment of debt	1,587,027	923,604
Unrealized (gain) loss on marketable securities	-	104,705
Realized (gain) loss on marketable securities	-	109,040
Amortization of debt issuance cost	100,000	-
Loss on impairment of intangible assets	5,966,452	-
Changes in operating assets & liabilities:
(Increase) decrease in interest receivable	(1,026)	(675)
(Increase) decrease in prepaid expenses	(284,574)	(53,585)
Increase (decrease) in accounts payable and accrued expenses	277,507	532,245
(Increase) decrease in other current assets	(20,089)	-
(Increase) decrease in security deposits	-	7,785
Net cash provided by (used in) operating activities from continuing operations	(2,478,769)	(2,000,097)
Net cash provided by (used in) operating activities from discontinued operations	(7,996)	(1,215,602)
Net cash provided by (used in) operating activities	(2,486,765)	(3,215,699)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of patents	(10,000)	-
Cash acquired in acquisition	-	79,814
Increase in property and equipment	(40,495)	(97,324)
Net cash provided by (used in) investing activities from continuing operations	(50,495)	(17,510)
Net cash provided by (used in) investing activities from discontinued operations	-	27,490
Net cash provided by (used in) investing activities	(50,495)	9,980

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible note	1,010,000	-
Common stock issued under registration statement on Form S-3	-	1,510,500
Repayment of promissory note	(120,000)	-
Proceeds from common stock under S-1	358,538	-
Proceeds from common stock to be issued under stock purchase agreement	25,000	-
Common stock issued under SPA	1,252,000	1,798,630
Repayment of first insurance funding	7,504	92,860)
Net cash provided by (used in) continuing financing activities	2,533,042	3,216,270
Net cash provided by (used in) discontinued financing activities		65,000
Net cash provided by (used in) financing activities	2,533,042	3,151,270

Net increase (decrease) in cash and cash equivalents	(4,218)	(54,449)
Cash and cash equivalents at beginning of period	457,181	511,630
Cash and cash equivalents at end of period	$452,963	$457,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$66,974	$50,000
Account receivable against conversion of debt and interest	$-	$-
Common stock issued against CS subscription	$-	$-
Common stock issued for services recorded as prepaid expense	$-	$302,000
Common stock issued for severance	$225,000	$480,000
Shares issued for acquisition of Sapphire Biotechnology	$-	$7,506,000
Deferred tax liability accounted for as a result of Sapphire Biotech Acquisition	$-	$2,340,000
Assets acquired and liability assumed as a result of Sapphire Biotech Acquisition	$-	$525,365
BCF related to discount on conversion	$-	$190,000
Common stock issued for note receivable	$-	$135,000
Adoption of lease obligation and ROU asset	$-	$164,910
Common stock retired	$-	$1,907
Convertible note issued against subscription price adjustment	$-	$609,835
Convertible note converted to common stock	$1,221,119	$51,414
Assets acquired as a result of Sapphire Biotech Acquisition	$-	$33,319
Prepaid insurance paid through first insurance funding	$-	$76,108
Common stock issued on cashless exercise of options	$20	$-
Acquisition of patents against notes payable and accounts payable	$240,000	$-
Common stock to be issued for acquisition	$4,270,000	$-
Others	$-	$71,782

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

On July 24, 2020 359,524 shares for the purchase of prepaid marketing expenses valued at $302,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of net cash provided by or used in operating activities, investing activities and financing activities for the assets and liabilities held for sale (discontinued operations) for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Net (loss) income from discontinued operations	$(7,996)	$119,293)

Adjustment of non-cash activities	-	726,748
Decrease in accounts receivable	-
Increase in inventory	-
Increase in accounts payable and accrued expenses	-	(1,823,057)
Net cash provided by (used in) operating activities	$(7,996)	$(1,215,602)

Net cash provided by (used in) investing activities	$-	$27,490
Net cash provided by (used in) financing activities	$-	$(65,000)

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

