Form 10-Q
period 2022-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2022-05-23
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54296

AXIM Biotechnologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4029386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6191 Cornerstone Court, E. Suite 114 San Diego, CA92121

(Address of principal executive offices)

(858) 923-4422

(Registrant’s telephone number, including area code)

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated Filer	Accelerated Filer	Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting Company	Emerging growth Company
	☐	☐	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 154,251,782 of common stock, par value $0.0001 per share, outstanding as of May 20, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash	$408,043	$452,963
Prepaid expenses	69,734	163,561
Inventory	20,089	20,089
Total current assets	497,866	636,613

Property and equipment, net of accumulated depreciation	108,894	116,810

Other Assets:
Notes receivable- related party	104,524	104,268
Patents (net of accumulated amortization of $12,775 and $7,409; respectively)	237,225	242,591
Licenses (net of accumulated amortization of $221,963 and $128,718; respectively)	4,048,037	4,141,282

Security deposit	5,000	5,000
Operating lease right-of-use asset	62,904	76,871
Total other assets	4,457,690	4,570,012

TOTAL ASSETS	$5,064,450	$5,323,435

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$880,332	$909,458
Derivative liability	2,054,769	-
Lease liability obligations	57,920	56,871
Due to shareholder	180	180
Due to first insurance funding	-	32,873
Convertible note payable (including accrued interest of $0 and $16,919	-	1,126,919

Promissory note (including accrued interest of $43,823 and $44,041, respectively) (see note 7)	368,041	454,693
Total current liabilities	3,361,242	2,580,994

Long-term liabilities:
Deferred tax liability	-	-
Convertible note payable (including accrued interest of $208,427 and $209,685, respectively) net of unamortized debt discount of $1,895,035 and $605,639, respectively (see note 11)	812,870	761,604
Convertible note payable - related party (including accrued interest of $309,037 and $299,037, respectively)	4,309,037	4,299,037
Lease liability obligations	4,984	20,000
Total long-term liabilities	5,126,891	5,080,641

TOTAL LIABILITIES	8,488,133	7,661,635

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	0	0
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,	0	0
500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized 151,501,782 and 138,099,981 shares issued and outstanding, respectively	15,151	13,811
Additional paid in capital	56,395,057	51,000,166
Common stock to be issued	135,000	4,530,000
Accumulated deficit	(59,968,941)	(57,882,227)
TOTAL STOCKHOLDERS' DEFICIT	(3,423,683)	(2,338,200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,064,450	$5,323,435

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues	$-	$32,649

Operating Expenses:

Research and development expenses	44,193	100,953
Selling, general and administrative	982,235	793,346
Depreciation and amortization	106,527	6,350

Total operating expenses from continuing operations	1,132,955	900,649

Loss from continuing operations	(1,132,955)	(868,000)

Other (income) expenses:

Interest income	(256)	(256)
Change in fair value of derivative liability	(587,077)	-
Income from grants from government	-	(90,000)
Amortization of debt discount	35,591	21,827
Gain on extinguishment of debt	(16,904)	-
Interest expense	1,522,405	60,332
Total other expenses (income)	953,759	(8,097)

Loss before provision of income tax	(2,086,714)	(859,903)
Provision for income tax	-	-

Loss from continuing operations	(2,086,714)	(859,903)

Loss from discontinued operations	-	(4,633)

NET LOSS	$(2,086,714)	$(864,536)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,086,714)	$(864,536)

Loss per share from continuing operations
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Loss per share from discontinued operations
Basic	$-	$-
Diluted	$-	$-

Loss per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	147,163,570	125,909,597

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock to be	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balance at December 31, 2020	125,327,579	$12,533	0	$0	0	$0	0	$0	500,000	$50	$201,974	$43,201,186	$(41,849,922)	$1,565,821
Common stock to be issued for purchase of shares											168,500			168,500
Common stock issued against common stock to be issued received in py	108,965	11									(66,974)	66,963		-
Common stock issued for severance payable of discontinued operations	379,463	38										224,963		225,001
Common stock and warrants issued for cash	1,712,500	171										433,829		434,000
Stock based compensation- stock options												99,742		99,742
Net loss													(864,536)	(864,536)
Balance at March 31, 2021	127,528,507	12,753	-	-	-	-			500,000	50	303,500	44,026,683	(42,714,458)	1,628,528

Balance at December 31, 2021	138,099,981	13,811	-	-	-	-	-	-	500,000	50	4,530,000	51,000,166	(57,882,227)	(2,338,200)
Common stock issued under s-1	4,000,000	400										594,470		594,870
Common stock issued against common stock to be issued purchase of atd	7,000,000	700									(4,270,000)	4,269,300		-
Common stock issued against common stock to be issued received in PY	166,667	17									(25,000)	24,983		-
Common stock issued stock purchase agreements	976,870	98										104,902		105,000
Common stock issued for services	802,115	80									(100,000)	179,420		79,500
Cashless exercise stock options	282,759	28										(28)		-
Stock issued on settlement of debt	173,390	17										32,927		32,944
Stock based compensation - stock options												188,917		188,917
Net loss													(2,086,714)	(2,086,714)
Balance at March 31, 2022	151,501,782	15,151	-	-	-	-	-	-	500,000	50	135,000	56,395,057	(59,968,941)	(3,423,683)

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,086,714)	$(864,536)
Less: (Loss) gain from discontinued operations	-	(4,633)
Loss from continuing operations	(2,086,714)	(859,903)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	7,916	6,350
Stock based compensation	188,918	99,740
Amortization of prepaid insurance/expense	93,828	23,370
Amortization of debt discount	35,591	21,827
Common stock issued for services	79,500	-
Amortization of intangible assets	98,611	-
Loss on extinguishment of debt	11,068	-
Change in fair value of derivative liability	(587,077)	-
Non-cash interest expense	1,316,846	-

Changes in operating assets & liabilities:
(Increase) decrease in accounts receivable	-	(32,870)
Increase in interest receivable	(256)	(257)
(Increase) decrease in prepaid expenses	-	67,991
(Increase) decrease in inventory	-	(20,181)
Increase in accounts payable and accrued expenses	138,052	133,105
Net cash provided by (used in) operating activities from continuing operations	(703,717)	(560,828)
Net cash provided by (used in) operating activities from discontinued operations	-	(4,633)
Net cash provided by (used in) operating activities	(703,717)	(565,461)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(19,639)
Net cash provided by (used in) investing activities from continuing operations	-	(19,639)
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	-	(19,639)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under registration statement on Form S-1	594,870	-
Common stock issued under SPA	105,000	602,502
Repayment of first insurance funding	(32,873)	(25,369)
Proceeds from convertible notes	1,325,000	-
Repayment of convertible notes	(1,243,200)	-
Repayment of promissory note	(90,000)	-
Net cash provided by (used in) continuing financing activities	658,797	577,133
Net cash provided by (used in) discontinued financing activities	-	-
Net cash provided by (used in) financing activities	658,797	577,133

Net (decrease) increase in cash and cash equivalents	(44,920)	(7,967)

Cash and cash equivalents at beginning of period	452,963	457,181
Cash and cash equivalents at end of period	$408,043	$449,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$125,000	$66,974
Common stock issued for severance	$	$225,000
Initial derivative liability at issuance of notes	$2,641,846	$-
Initial debt discount at issuance of notes	$1,325,000	$-
Convertible note converted to common stock	$32,944	$-
Common stock issued on cashless exercise of options	$28	$-
Common stock issued against Common stock to be issued for acquisition	$4,270,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Mr. Blake N. Schroeder, 42, began his career with a commercial litigation law firm in Salt Lake City, Utah. Beginning in 2008, Schroeder focused on the sale and marketing of natural products and opening international marketplaces to those products. From 2008 to 2014 Mr. Schroeder served in various capacities at MonaVie, LLC developing international business plans and growing international businesses. From August 2014 to February 2016, Mr. Schroeder served as the Chief Operating Officer of For evergreen International, where he was responsible for global operation and sales of the multinational organization, including oversight of a global supply chain. From 2021 to the present, Mr. Schroeder has served as the Chief Executive Officer and Chairman of the Board of Medical Marijuana, Inc. From 2016 to the present, Mr. Schroeder serves as the chief executive officer of Kannaway USA, LLC, a wholly owned subsidiary of Medical Marijuana, Inc. Medical Marijuana, Inc. is one of the Company’s largest shareholders holding approximately 16.4% of the Company’s common stock, as of January 10, 2022. Mr. Schroeder holds a B.S. in Finance from Utah State University and a law degree from Syracuse University College of Law.

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

NOTE 2: ACQUISITION OF INTELLECTUAL PROPERTY OF ADVANCED TEAR DIAGNOSTIC, LLC.

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

NOTE 3: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2022, and 2021 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $2,863,375 and has an accumulated deficit of $59,968,941, has cash used in operating activities of continuing operations $703,717. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the year ended December 31, 2021, the Company raised additional capital of $1,610,538 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2022, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at March 31, 2022 and December 31, 2021. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At December 31, 2021, there was no accounts receivable. For the year ended December 31, 2021, one customer accounted for 21% of total revenue. There was no revenue for the three months ending March 31, 2022.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at March 31, 2022 and December 31, 2021, respectively, and none related to discontinued operations.

	March 31, 2022	December 31, 2021
Equipment of continuing operations	$175,283	$175,283
Less: accumulated depreciation	$66,389	$58,473
	$108,894	$116,810

Depreciation expense was $7,916 and $6,350 for the three months ended March 31, 2022 and 2021, respectively.

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

We elected to perform a quantitative assessment of indefinite-lived intangible assets and determined that the fair value of the goodwill and IPRD related to the Sapphire acquisition was less than its carrying amount and that in-process research and development were fully impaired

The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at March 31, 2022 and December 31, 2021, respectively

	March 31,	December 31,
	2022	2021
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000

Less: accumulated amortization	234,739	136,127
	$4,285,261	$4,383,873

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2022	2023	2024	2025	2026 and thereafter
Amortization expense	$295,838	$394,450	$394,450	$394,450	$2,806,073

Amortization expense recorded for the three months ended March 31, 2022 and 2021 was $98,612 and $0; respectively.

The Company recognized and impairment charge of $2,458,233 and $5,848,219 related to Goodwill and IPRD; respectively in 2021.

Goodwill and Intangible assets were impaired resulting in a net impairment loss in 2021 of $5,966,452, resulting from an FDA decision not to approve our COVID test.

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

Revenues from continuing operations recognized for three months ended March 31, 2022 and 2021 amounted to $0 and $32,649, respectively. Revenues from discontinued operations recognized for three months ended March 31, 2022 and 2021 amounted to $0 and $0, respectively.

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

This agreement with Empowered Diagnostics was terminated in February 2022 The Company did not recognize any revenue from this agreement,

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the three months ended March 31, 2022 and 2021 was $0 and $90,000, respectively.

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products to the customers including buying and transportation costs. Cost of sales all related to discontinued operations.

Shipping Costs

Shipping and handling costs billed to customers will be recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses. Shipping costs all related to discontinued operations.

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

Pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

All items required to be recorded or measured on a recurring basis are based upon Level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of March 31, 2022

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$2,054,769	$-	$-	$2,054,769

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

No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021 respectively. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the Three Months ended March 31, 2022 and 2021 respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $0 and $0 allowance for doubtful accounts at March 31, 2022 and 2021, respectively and had $0 accounts receivable at March 31, 2022 and $0 at December 31, 2021, all was related to discontinued operations.

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

There were common share equivalents 45,447,662 at March 31, 2022 and 30,119,877 at December 31, 2021. For the year ended March 31, 2022 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2022 the Company incurred research and development expenses of $44,193 and $100,953 from continuing operations, respectively. For the three months ended March 31, 2022 the Company incurred research and development expenses of $0 and $0 from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2022 and December 31, 2021 respectively:

	March 31,	December 31,
	2022	2021
Prepaid insurance	$28,263	$59,116
Prepaid services	41,471	104,445
	$69,734	$163,561

For the three months ended March 31, 2022 and 2021 the Company recognized amortization of prepaid expense and prepaid insurance of $93,828 and $23,370 respectively.

NOTE 7: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of March 31, 2022 and December 31, 2021 respectively, the principal and accrued interest balances were $368,041 and $363,178 respectively.

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2021 is $90,000 with accrued interest of $1,515. The note was paid off February 2022 and has a zero balance as of March 31, 2022

NOTE 8: OTHER COMMITMENTS

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of March 31, 2022 and December 31, 2021 respectively, the total outstanding balance was $20,000 and $20,000 respectively for consulting fees to Mr. Changoer included in accounts payable.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of March 31, 2022 and December 31, 2021 respectively, the total outstanding balance was $-0- and $0, respectively included in accounts payable.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month-to-month basis at the discretion of management. As of March 31, 2022 and December 31, 2021 respectively, the total outstanding balance was $40,000 and $40,000 respectively for consulting fees included in accounts payable.

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

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation. In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of March 31, 2022, the accrued severance payment was $40,000 to Dr. Anastassov, $20,000 to Mr. Changoer included in accounts payable.

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

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of March 31, 2022 and December 31, 2021 respectively is $102,567 and $102,567 excluding interest accrued thereon of $1,957 and $1,701, respectively.

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

The total outstanding due to First Insurance Funding as of March 31, 2022 and December 31, 2021 is $0 and $32,873, respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of March 31, 2022 and December 31, 2021 respectively:

	March 31,	December 31,
	2022	20201
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	309,037	299,037
Convertible note payable, net	$4,309,037	$4,299,037

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

For the three months ended March 31, 2022 and 2021, interest expense was $35,000 and $35,000, respectively.

As of March 31, 2022 and December 31, 2021, the balance of secured convertible note was $4,309,037 and $4,299,037 which included $309,037 and $299,037 accrued interest, respectively.

The following table summarizes convertible note payable as of March 31, 2022 and December 31, 2021 respectively:

	March 31,	December 31,
	2022	2021
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible Note Payable, due on October 1, 2022, interest at 6% p.a.	-	1,110,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a.	1,325,000	-
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	190,000
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	208,427	209,685
Total	2,707,905	2,494,163
Less: unamortized debt discount/finance premium costs	(1,895,035)	(605,639)
Convertible note payable, net	$812,870	$1,888,524

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

As of March 31, 2022 and December 31, 2021 respectively, the balance of secured convertible notes was $577,945 and $573,612, which included $93,467 and $89,134 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2022 and December 31, 2021 respectively, this note has not been converted and the balance of secured convertible notes was $596,688 and $592,215, which included $96,688 and $92,215 accrued interest, respectively.

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of March 31, 2022 and December 31, 2021, the balance of secured convertible note was $202,841 and $201,416, which included $12,841 and $11,416 accrued interest, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of March 31, 2022 and December 31, 2021, the balance of secured convertible note was $0 and $0, which included $0 and $0 accrued interest, respectively.

The note was converted to 1,725,439 shares which included accrued interest at time of conversion of $28,578 common stock on November 24, 2021 at which time the company recorded loss on conversion expense of $51,763.

On September 27, 2021 the Company entered into convertible note purchase agreement with GS Capital LLC in the amount of $1,110,000. The note had an original issue discount of $100,000, bridge financing fees of $100,000 and legal costs of $30.000, which were amortized to financing cost on the issuance of note. It bears interest at a rate of 6% and matures September 29, 2022. The note is convertible to free trading shares six months after issuance at a conversion price of $0.25 per share subject to a 10 day look back period at time of conversion if the stock is trading at less than $0.25 for more than 5 days then the conversion price will be a 30 percent discount to the average of the two lowest closing prices within the 10 day look back period. As of March 31, 2022 and December 31, 2021, the balance of this convertible note was $0 and $1,126,919, which included $0 and $16,919 accrued interest; respectively.

On February 10, 2022, the Company paid in full the remaining balance due on that certain convertible note issued to GS Capital Partners, LLC, face value $1,110,000 (as amended, the “GS Note”). In connection with the repayment, the Company was required to pay accrued interest in the amount of $21,863, by issuing 173,390 restricted shares of the Company’s common stock pursuant to the formula set forth in the GS Note. The shares were issued February 22, 2022 and valued at the closing price on that date at $0.19 per shares which was valued at $32,944 for the accrued interest of $21,863 and the balance $11,081 was recorded as loss on conversion under interest expenses in statement of operation. Also the Company paid $133,200 as penalty for early repayment recorded under interest expenses in statement of operation.

Debt Obligations

Effective February 10, 2022, The Company issued the following debt obligations in exchange for cash. A portion of the funds received by the Company were used to pay off the GS Capital Partners, LLC note, as discussed below.

Short Term Promissory Notes

Effective February 10, 2022, the Company issued two short term notes, each having a face amount of $250,000, in exchange for a total of $500,000 in cash (the “Short Term Promissory Notes”). The Short Term Promissory Notes bear interest at the rate of 1.5% per annum and were due and payable on or before March 10, 2022, unless demand for payment is made prior to such date. Both the notes were paid in full in February 2022.

Convertible Notes

Effective February 10, 2022, the Company issued seven convertible notes to a series of investors having an aggregate face value of $1,325,000 in exchange for $1,325,000 in cash (the “Convertible Notes”). One of the Convertible Notes, face value $25,000, was purchased by Blake N. Schroeder who is a director of the Company.

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid.

During the three months ended March 31, 2022 and 2021 respectively, the Company amortized the debt discount on all the notes of $35,591 and $21,827, respectively. As of March 31, 2022 and December 31, 2021, unamortized debt discount was $1,895,035 and $605,639, respectively.

NOTE 12: DERIVATIVE LIABILITIES

Upon the issuance of certain convertible note payable having a variable conversion rate, the Company determined that the features associated with the embedded conversion option embedded in the debt, should be accounted for at fair value, as a derivative liability.

On February 10, 2022 ie on the date of issuance of derivative instrument, the Company estimated the fair value of the embedded derivatives of $2,641,846 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 163.09%, (3) risk-free interest rate of 2.03%, and (4) expected life of 10 years. The value of notes $1,325,000 was debited to beneficial conversion feature and the balance $1,316,846 was recorded as non-cash interest expenses under interest expenses in statement of operation.

On March 31, 2022, the Company estimated the fair value of the embedded derivatives of $2,054,769 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 162.72%, (3) risk-free interest rate of 2.32%, and (4) expected life of 9.86 years. The change of $587,077 was recorded as gain on change in fair value of derivative liabilities for the three months ended March 31, 2022.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2022:

Balance, December 31, 2021	$-
Issuance of convertible note payable	2,641,846
Mark to market	(587,077)
Balance, March 31, 2022	$2,054,769

Gain on change in derivative liabilities for the three months ended March 31, 2022	$587,077

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015, the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. As of March 31, 2022 and December 31, 2021 respectively, there were 8,094,046 and 9,806,000 shares available for issuance under the Plan.

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

For the three months ended March 31, 2022 and 2021 respectively the Company recorded compensation expense of $188,917 and $99,742 respectively.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of March 31, 2022, and 2021 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of March 31, 2022.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, the Company had 151,501,782 and 138,099,981 shares of common stock issued and outstanding, respectively.

2022 Transactions:

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

In January 2022, the Company issued 7,000,000 shares of its common stock pursuant to its asset acquisition of Advanced Tear Diagnostics which was under common stock to be issued.

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

In March 2022, the company issued 500,000 of its shares of common stock, valued at $79,500 in exchange for services related to the arrangement of meetings and conferences.

The Company also issued 4,000,000 shares of its common stock January thru March of 2022 for cash of $594,870 pursuant to an equity purchase agreement, dated on May 14, 2021, which shares were registered pursuant to that S-1 Registration Statement filed by the Company with the SEC on May 14, 2021, and declared effective by the SEC on June 22, 2021.

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

The stock option activity for three months ended March 31, 2022 and year ended December 31, 2021 respectively is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2020	10,300,000	$0.36
Granted	2,960,715	0.60
Exercised	(300,000)	0.35
Expired or canceled	(2,000,000)	0.75
Outstanding at December 31, 2021	10,960,715	$0.37
Granted	-	-
Exercised	(500,000)	0.37
Balance March 31, 2022	10,460,715	$0.37

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2022:

As of March 31, 2022

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.37	10,460,715	8.2	$0.37	9,295,402	$0.37

As of December 31, 2021

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,960,715	8.5	$0.37	8,094,046	$0.37

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	March 31,	December 31,
	2022	2021
Expected life (years)	10	10
Risk-free interest rate (%)	1.74	1.74
Expected volatility (%)	190	190
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$1.74	$1.74

For the three months ended March 31, 2022 and 2021 stock-based compensation expense related to vested options was $188,917 and $99,742 respectively.

Warrants

The following table summarizes warrant activity during the year ended December 31, 2021 and the three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	3,025,000	0.71
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2021	3,025,000	$0.71
Granted	519,247	0.31
Exercised
Outstanding at March 31, 2022	3,544,247	0.68

All outstanding warrants are exercisable at March 31, 2022 and there was no unrecognized stock-based compensation expense related to warrants.

NOTE 16: DISCONTINUED OPERATIONS

During May 2020 the Company decided to discontinue most of its operating activities pursuant to the Separation Agreement entered into by and among the Company, CanChew License Company (“CanCo”), CanChew Biotechnologies, LLC (“CanChew”), Medical Marijuana, Inc., Dr. George A. Anastassov (“Dr. Anastassov”), Dr. Philip A. Van Damme (“Dr. Van Damme”), Lekhram Changoer (“Mr. Changoer”), Sanammad Foundation, Netherlands and Sanammad Foundation, US (collectively, the “Sanammad Parties”). (see Note 1).

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

As of March 31, 2022 and December 31, 2021 respectively, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

Loss from Discontinued Operations

In 2020, the sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale (discontinued operations) for the three months ended March 31, 2022 and 2021 respectively:

	March 31, 2022	March 31, 2021
Net sales	$-	$
Total expenses	$-		$4,633
Gain from sale of asset and liability	$-	$
Other (loss) income	$-	$
(Loss) income from discontinued operations	$-		$(4,633)

The following is a summary of net cash provided by or used in operating activities, investing activities and financing activities for the assets and liabilities held for sale (discontinued operations) for the three months ended March 31, 2022 and 2021 respectively:

	March 31, 2022	March 31, 2021
Net (loss) income from discontinued operations	$-	$(4,633)

Adjustment of non-cash activities	-	-
Decrease in accounts receivable	-	-
Increase in inventory	-	-
Increase in accounts payable and accrued expenses	-	-
Net cash provided by (used in) operating activities	$-	$(4,633)

Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$-	$-

As of March 31, 2022 and December 31, 2021 respectively, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

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

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. For the year December 31, 2021, the Company recorded research and development expenses of $284,869.

On August 5, 2020 Sapphire was awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI). The grant will support continued development of novel small molecules that inhibit the enzymatic activity of Quiescin Sulfhydryl Oxidase I (QSOX1) based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis. Sapphire is conducting this research with technology it has exclusively licensed from Skysong Innovations, LLC, the intellectual property management company for Arizona State University. Sapphire will subcontract tumor biology work for evaluating analog inhibitors for QSOX1 to Dr. Doug Lake’s laboratory at Arizona State University and Mayo Clinic Arizona. Grant income received for the years ended 2021 was $279,981. There was nil in 2022.

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

This agreement was cancelled in February, 2022.

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of March 31,2022.

Right-of-use assets	$62,904

Lease liability obligations, current	$57,920
Lease liability obligations, noncurrent	4,984
Total lease liability obligations	$62,904

Weighted-average remaining lease term	1.125 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the Three Months ended March 31, 2022 and 2021 respectively:

	March 31,		March 31,
	2022		2021
Operating lease expense	$14,562	*	$14,139
Short-term lease expense	7,660		3,213
Total lease expense	$22,222		$17,352

*We recorded $22,222 of operating lease expense this includes $7,660 of maintenance charges and month to month lease.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2022, are as follows:

2022	$44,853
2023	20,000
Total minimum payments	64,853
Less: amount representing interest	(1,949)
Total	$62,904

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

NOTE 18: SUBSEQUENT EVENTS

Common Stock Issuances

During April and May 2022 the company issued 2,750,000 shares of common stock pursuant to an S-1 for cash of $122,498. Cash has not yet been received for the last million shares issued and is not included in the total of $122,498.

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

Our principal executive office is located at 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121. Our telephone number is (858) 923-4422 and our website is www.aximbiotech.com. Unless expressly noted, none of the information on our website is part of this Report.  Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “AXIM.”

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

On January 28, 2022, the FDA notified Empowered that it was issuing a Class One recall for the test together with Empowered’s antigen test for mislabeling. The FDA also notified Empowered that it would no longer consider EUA’s unless they were fully quantitative and because the test Empowered had filed the EUA for was semi-quantitative it would be denied. As per our agreement, we notified Empowered on February 10, 2022 that we were giving a 30-day cure notice or we would be terminating the agreement. On March 4, 2022, the two companies entered into a separation agreement.

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

The Company’s diagnostic testing process for DED, and specifically for lactoferrin levels as a primary indicator, will include the use of reagent strip samples. These strips will have the patients’ tear sample obtained and applied and then an ophthalmologist or optometrist will run the strips through a reader to determine lactoferrin levels and incidence and severity of DED.

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

We believe that the acquisition of these FDA 510k cleared diagnostic products, along with proven management practices and capital, will allow the business to grow at a rapid pace. Low levels of Lactoferrin confirm inadequate glandular tear production (aqueous deficiency) and high levels of IgE indicate an active ocular allergy. If both biomarkers are normal, the cause of a patient’s dry eye condition could be attributed to evaporative dry eye. So, by performing these two tests, an eye doctor may now precisely know the underlying cause of the tear film disorder, its severity and the appropriate treatment protocol to pursue. In addition, these tests are rapid, accurate, reimbursable, profitable and can be performed by a technician, which allows the physician to be more productive and attend to more patients.

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

Currently, our eye business focuses exclusively on ophthalmology and optometry, in the United States, where there are 37,000 optometrists and 19,000 ophthalmologists performing approximately 400,000 medical (dilated) eye exams per day. Of this total, we believe that approximately 20% to 30% would present with symptoms where the Company’s Lactoferrin and IgE tests would be indicated. It is estimated that total US market for our eye care systems could approach 50,000 systems. (USA Only)

We have completed development of our immunoassay system, which includes an automated colorimetric photometer reader and two FDA market cleared point-of-care (POC) quantitative diagnostic ophthalmic lab tests. These are:

Ocular Lactoferrin )Lf) CPT code 83520 2021 CMS reimbursement $17.27/eye *

Ocular Immunoglobulin E (IgE) CPT Code 83520 2021 CMS reimbursement $16.46/eye*

Studies indicate that in 2021, 16-49 million Americans had DED, representing 32 - 98 million potential use cases for our POC tests. These tests are not limited to DED diagnostics, but can also be used to determine the lactoferrin and allergic components of tear film prior to:

•	Contact lens fitting – approximately 45 million people wear contact lens in the US alone (2021).

•	LASIK surgery- approximately 718,000 (2020).

•	Cataract surgery with lens exchange - approximately 3.8 million (2018).

The barrier for entrance into the dry eye space is difficult and requires extensive clinical studies, large capital expense and FDA 510k approval. This process alone can take several years and substantial investment, with no certainty that the product will receive FDA 510k approval.  For this reason, the Company determined that acquiring the two 510k’s would be a favorable strategic decision.

Business Model

Our eye business model will utilize a razor/razor blade model. The two sources of revenue: (1) the sale of readers and (2) sale of disposable tests. It is anticipated. that 95+% of gross profits will be generated from the sale of tests. We have not determined the list price of the readers. Discounts will be offered to purchasing groups, corporate accounts, academic institutions engaged in research or training, and others as deemed appropriate. It is anticipated that the average price for the reader will be slightly above our acquisition costs, while pricing of consumable diagnostic kits will be at roughly half of the CMS published reimbursement floor rate. Current pricing is $2,100 for 100 bilateral test cassettes (200 tests) and provides a margin of approximately 65 - 72%.

Market demand for the system is expected to be moderate to begin with until we become a preferred vendor with a large purchasing group or until we are granted a waiver from CLIA. At that time we expect high demand for our system. We also expect high demand for our recently developed MMP-9 quantitative test once we get FDA 510k clearance. While we must compete with other capital equipment expenditures under consideration in any ophthalmic physician’s office, we believe that no other ophthalmic device offers the combination of compelling clinical and financial benefits afforded by our system. The clinical utility of the tests offers important diagnostic precision, differentiation and treatment management direction. Inner-office efficiencies significantly improve the patient flow characteristics, reducing patients in office visit time and greatly reducing physicians chair time with each patient.

Financially, for every patient per day tested the physician will receive, on average, $2 in reimbursement for every $1 expended on supplies.

CMS and private insurance allow for physicians to retest their patients as often as deemed medically necessary. The average retesting rate for Lactoferrin is 65% ,while the IgE retesting rate is 35%.

Dye Eye Disease Competition

Currently there are five FDA approved tests for DED:

Biomarker	Company	Type	CLIA status

Lactoferrin	Axim	(quantitative analysis)	moderate complexity

IgE	Axim	(quantitative analysis)	moderate complexity

MMP9	Quidel	(qualitative only)	waived

Osmolarity	TearLab	(quantitative analysis)	waived

Ocular Adenovirus	Quidel	(qualitative only)	waived

The preferred clinical analysis is quantitative, giving us an advantage over the competition. Since our reader can interpret many different analytes other than Lf and IgE, it also opens the possibility of additional quantitative test development.

New Eye Heath Division Additions

On September 15, 2021, we announced that we had appointed Jeffrey A. Busby to Senior Vice President – Business Development. Mr. Busby brings more than 30 years’ experience developing and managing national and international ophthalmic medical device sales and support teams. That experience includes Sr. Regional Management - Alcon Laboratories, Ft. Worth, TX, US Director of Sales VISX, Santa Clara, CA, Director of Global Strategic Accounts, Advanced Medical Optics (AMO) (Canada, Latin America and Europe). Mr. Busby served for eight years as Chief Commercial Officer for Advanced Tear Diagnostics, located in Birmingham, AL, and most recently, Chief Revenue Officer Scanoptix, located in Charlottesville, VA.

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

On November 02, 2021, we announced that we had appointed Michael E. Stern, MS, Ph.D., to the Company’s Medical Advisory Board. Dr. Stern brings over 30 years of senior scientific, research, academic and executive level expertise with DED and ocular surface disease (“OSD”). Currently, he is a Principal and Chief Science Officer for immunEyze, a boutique contract research organization that performs preclinical and clinical research for OSD indications. Previously, he served for 26 years with Allergan, where he rose to Principal Scientist and Vice-President Inflammation Research and where his work included elucidating the pathophysiology of DED. He is extensively published in leading ocular journals.

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

The central role of inflammation in OSD is widely recognized, but our ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which measures tear matrix MMP-9 levels and provides a positive/negative result around a threshold of 40ng/ml of MMP-9. This “yes or no” report has clinical value, but it is limited. Currently available MMP-9 testing does not detect a reduction in tear MMP-9 levels until the concentration drops below 40ng/ml and, thus, may miss clinically significant improvement that did not reach that threshold.

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

Oncology

We acquired Sapphire in order to develop and commercialize a unique therapeutic approach designed to disrupt cancer growth and block metastatic spread. Prior to our acquisition of Sapphire, the Company acquired an exclusive license to the technology around SBI-183, an anti-metastatic compound developed by Dr. Douglas Lake at Mayo Clinic and Arizona State University to inhibit QSOX1. Dr. Douglas Lake is a co-founder of Sapphire.

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

We continue to advance our mission of developing novel therapeutics for controlling metastatic cancer spread, and diagnostics for early cancer detection, response to treatment, and for monitoring post-treatment recurrence. With Phase I of the SBIR now completed, we are preparing to seek a Phase II grant, seeking $1 million in grant funding from the National Cancer Institute/National Institutes of Health to further develop SPX-184. In addition to seeking additional grant funding to further our cancer research and development program, our strategies include potential partnering with a pharmaceutical company active in cancer therapeutic and/or licensing the technology so that it can be commercialized.

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

On August 24, 2020, we signed an exclusive limited licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC (“Empowered Diagnostics”) for high volume production of our rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. The agreement has since been terminated.

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

On August 03, 2021, we announced that the Company has signed a Binding Term Sheet to acquire the technology for the testing of Dry Eye Disease (DED), including two FDA clearances for the commercial sale of two ophthalmic diagnostic lab tests. The transaction closed on August 26, 2021.

On March 6, 2022, we announced that while the Company explores filing one or more EUA’s for point of care and/or at home use, it would begin to sell the Company’s neutralizing antibody (“Nab”) rapid test For Research Use Only (“RUO”) as it does not require FDA approval.

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

U.S. Provisional Patent Application Serial No.: 16/119,989 Filed: August 3, 2018

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

V. TRADEMARKS

We have two trademarks registered with the United States Patent and Trademark Office: Axim (Registration Date: May 19, 2015; and Axim Biotech (Registration Date: May 31, 2016).

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

Employees

As of May 19, 2022, we had six full-time employees and three part-time employees. We also allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. Management believes that we have a good relationship with our employees.

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

As of March 31, 2022, we had cash and cash equivalents of $408,043, working capital deficit of $(2,863,376), and an accumulated deficit of $59,968,941. We estimate our G&A expenses for 2022 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2022 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We do not expect R&D expenditures to exceed $2 million in 2022.

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

Effective February 10, 2022, the Company issued two short term notes, each having a face amount of $250,000, in exchange for a total of $500,000 in cash (the “Short Term Promissory Notes”). The Short Term Promissory Notes bear interest at the rate of 1.5% per annum and were due and payable on or before March 10, 2022, unless demand for payment is made prior to such date. Both of the two notes was paid in full on February 14, 2022.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $2,863,376, has an accumulated deficit of $59,968,941, has cash used in continuing operating activities of $703,717 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021	$ Change	% Change
Revenues	$-	$32,649	$-32,649	>	100%
Gross margin percentage	-	-	-		-
Operating expenses	1,132,955	900,649	232,306	>	26%
Loss from continuing operations	(1,132,955)	(868,000)	264,955	>	31%
Loss from discontinued operations		(4,633)	4,633		.100%
Other expenses (income)	953,759	(8,097)	961,856		.100%
Net loss	$(2,086,714)	(864,536)	1,222,178	>	100%

Revenue

Revenues from continuing operations recognized for the three months ended March 31, 2022 and 2021 amounted to $0 and $32,649, respectively. Revenues from discontinued operations recognized for three  months ended March 31, 2022 and 2021 amounted to $0 and $0.

Cost of Revenue from continuing operations recognized for three months ended March, 2022 and 2021 amounted to $-0- and $-0-, respectively. Cost of Revenue from discontinued operations recognized for three months ended March, 2022 and 2021 amounted to, $0 and $0, respectively. The lack of COGS is due to lack of sales of products to customers in 2022 and 2021.

Operating Expenses

Research and Development Expenses

For the three months ended March 31, 2022 and 2021 the Company incurred research and development expenses of $44,193 and $100,953 from continuing operations, respectively.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three months ending March 31, 2022 and 2021 were $982,235 and $793,346, respectively. The increase is primarily due to services in legal, consulting and accounting, advertising and increase in salaries because of the ramping up of activity due to acquisition of Sapphire Biotech on March 2020, and the acquisition of assets from Advanced Tear Diagnostics

Depreciation Expenses

For the three months ending March 31, 2022 our depreciation expenses were $7,916 as compared to $6,350 for the three months ended March 31, 2021. The increase is primarily due to the purchase of fixed assets

Amortization Expenses

For the three months ended March 31, 2022 our amortization expenses were $98,611 as compared to $0 for the three months ended March 31, 2021. The increase is primarily due to recognizing the intangible assets as a result of the acquisition of Sapphire Biotech and patents and 510(K) license from advanced Tear Diagnostics, LLC in 2021.

Other Income and Expenses

Our interest expenses for the three months ended March 31, 2022 and 2021 were $1,522,405 and $60,332, respectively, variance was due to non-cash interest expenses. Gain on extinguishment of debt for the three months ended March 31, 2022 and 2021 were $16,904 and $0 respectively, variance was result of debt exchange. Amortization of debt discount was $35,591 and $21,827 respectively. Income grants from government for the three months ending March 31, 2022 and 2021 were $0 and $90,000 respectively, and the variance was a result of receiving innovation research grants from NCI in 2021.

For the Three Months Ended March 31, 2022 and 2021

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $703,717 and $0, respectively, for the three months ended March 31, 2022, as compared to net cash used of $560,828 and $4,633 for the three months ended March 31, 2021. The cash used in operating activities is primarily attributable to our net loss from operations of $2,086,714 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the three months ended March 31, 2022, stock-based compensation was $188,917, amortization of debt discount was $35,591, common stock issued for service was $79,500, amortization of intangible was $98,611, loss on extinguishment of debt was $11,068, non-cash interest expense was $1,316,846 and this was offset by change in fair value if derivative liability of $587,077. For the three months ended March 31, 2021 these non-cash expenses were stock-based compensation of $99,740 and amortization of $21,827. For the three months ended March 31, 2022 and 2021 the Company recorded increase to accounts payable and accrued expenses of $138,052 and $133,105, respectively, of continuing operating activities.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended March 31, 2022 was $0 compared to ($19,639) for the same period in 2021 due to purchase of equipment of $19,639.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months period ended March 31, 2022, was $658,797, and $577,133 for the same period in 2021. The Company has successfully raised significant capital in exchange for its common stock for the three months ended March 31, 2022 and 2021.

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

Foreign Currency Transactions

Foreign exchange gain (loss) in the three months ended March 31, 2022 was $0 compared to $152  for the same period in 2021. All foreign currency gain (loss) were related to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31,2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31,2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2022, and March 31, 2022, the Company issued total 16,401,801 shares valued $4,612,444 that were not registered under the Securities Act.

During the first quarter 2022 the company issued 4,000,000 shares pursuant to an S-3 valued at 594,870.

During the First quarter 2022 the company issued 802,115 restricted shares of its common stock valued at $79,500 to third parties for certain services, recorded as advertising and promotion expense and License, permits & Patents, respectively and 173,390 shares valued at $32,944 in settlement of debt.

The company issued 1,143,537 shares pursuant to various stock purchase agreements valued at $125,000 the cash was received in 2021 and 2022.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules
All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

Please see the below Exhibit Index and the Index to Financial Statements and related notes to financials which follows the signature page to this Quarterly report on Form 10-Q and which is incorporated by reference herein.

Exhibit Index

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock.	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock.	3.5	10-Q	8/22/2016

Description of Securities	4.1	10-K	04/15/2022

Letter of Intent (“Terms Sheet”) dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.1	10-K (A/1)	10/30/2019

Exclusivity Agreement dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.2	10-K (A/1)	10/30/2019

Amendment #1 to Exclusivity Agreement dated December 11, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.3	10-K (A/1)	10/30/2019

Supply Agreement dated May 31, 2019, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.4	10-K (A/1)	10/30/2019

May 1, 2019, License Agreement with CanChew Biotechnologies, LLC.	10.5	10-K (A/1)	05/20/2020

Equity Purchase Agreement dated May 14, 2021, by and between AXIM Biotechnologies, Inc and Cross & Company	10.6	8-K	05/14/2021

Binding Term Sheet Agreement dated August 3, 2021, by and between AXIM Biotechnologies, Inc. and Advanced Tear Diagnostics, LLC.	10.7	10-K	04/15/2022

Asset Purchase Agreement dated August 26, 2021, by and between AXIM Biotechnologies, Inc. and Advanced Tear Diagnostics, LLC.	10.8	10-K	04/15/2022

Form of 1.5% Short Term Promissory Notes, dated February 10, 2022.	10.9	8-K	02/16/2022

Form of 3% Short Term Promissory Notes, dated February 10, 2022.	10.10	8-K	02/16/2022

6% Convertible Redeemable Note dated September 29, 2021, made by and between AXIM Biotechnologies, Inc. and GS Capital Partners, LLC, as amended.	10.11	8-K	02/16/2022

Termination Agreement dated March 3, 2022, by and between AXIM Biotechnologies, Inc. and Empowered Diagnostics, LLC	10.12	10-K	04/15/2022

Code of Business Conduct and Ethics.	14.1	10-Q	11/20/2017

Subsidiaries	21.1	10-K	04/15/2022

Consent of Independent Registered Public Accounting Firm	23.1			x

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			x

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			x

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			x

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2			x

Nominating and Governance Committee Charter.	99.1	10-Q	11/20/2017

Compensation Committee Charter.	99.2	10-Q	11/20/2017

Audit Committee Charter.	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS			x

XBRL Taxonomy Extension Schema Document	101.SCH			x

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			x

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			x

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			x

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: May 23, 2022	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: May 23, 2022	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

