Form 10-Q
period 2022-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2022-08-16
CIK 1514946

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 164,915,277 of common stock, par value $0.0001 per share, outstanding as of August 15, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash	$65,163	$452,963
Prepaid expenses	87,921	163,561
Inventory	20,089	20,089
Total current assets	173,173	636,613

Property and equipment, net of accumulated depreciation	107,491	116,810

Other Assets:
Notes receivable- related party	-	104,268
Patents (net of accumulated amortization of $18,142 and $7,409; respectively)	231,858	242,591
Licenses (net of accumulated amortization of $315,208 and $128,718; respectively)	3,954,792	4,141,282

Security deposit	5,000	5,000
Operating lease right-of-use asset	48,742	76,871
Total other assets	4,240,392	4,570,012

TOTAL ASSETS	$4,521,056	$5,323,435

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$859,956	$909,458
Derivative liability	1,722,190
Lease liability obligations	48,742	56,871
Due to shareholder	-	180
Due to first insurance funding	80,614	32,873
Convertible note payable (including accrued interest of $0 and $16,919 net of unamortized discount of $0 and $0)	-	1,126,919

Promissory note (including accrued interest of $0 and $44,041, respectively) (see note 7)	-	454,693
Total current liabilities	2,711,502	2,580,994

Long-term liabilities:
Deferred tax liability	-	-
Convertible note payable (including accrued interest of $233,228 and $209,685, respectively) net of unamortized debt discount of $1,844,558 and $605,639, respectively(see note 11)	1,256,079	761,604
Convertible note payable - related party (including accrued interest of $286,537 and $299,037, respectively)	4,286,537	4,299,037
Lease liability obligations	-	20,000
Total long-term liabilities	5,542,616	5,080,641

TOTAL LIABILITIES	8,254,118	7,661,635

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized 162,687,639 and 138,099,981 shares issued and outstanding, respectively	16,269	13,811
Additional paid in capital	57,399,438	51,000,166
Subscription Receivable	(92,240)	-
Common stock to be issued	135,000	4,530,000
Accumulated deficit	(61,191,579)	(57,882,227)
TOTAL STOCKHOLDERS' DEFICIT	(3,733,062)	(2,338,200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,521,056	$5,323,435

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues	$-	$14,875	$-	$47,524

	-	14,875	-	47,524

Operating Expenses:

Research and development expenses	35,171	48,066	79,364	149,019
Selling, general and administrative	918,708	1,499,917	1,876,915	2,293,263
Amortization of other assets	98,612	641,096	197,233	641,096
Depreciation and amortization	7,402	6,834	15,318	13,184

Total operating expenses from continuing operations	1,059,893	2,195,913	2,168,830	3,096,562

Loss from continuing operations	(1,059,893)	(2,181,038)	(2,168,830)	(3,049,038)

Other (income) expenses:

Interest income	-	(257)	(256)	(513)
Change in fair value of derivative Liability	(332,579)	-	(919,656)	-
Income from grants from government	-	(129,995)	-	(219,995)
Amortization of note discount	50,489	181,295	86,080	203,122
Loss on extinguishment of debt	384,659	1,535,264	391,531	1,535,264
Interest expense	60,176	59,576	1,582,825	119,908
Total other (income) expenses	162,745	1,645,883	1,140,524	1,637,786

Loss before provision of income tax	(1,222,638)	(3,826,921)	(3,309,354)	(4,686,824)
Provision for income tax	-	-	-	-

Income (loss) from continuing operations	(1,222,638)	(3,826,921)	(3,309,354)	(4,686,824)

Income (loss) from discontinued operations	-	-	-	(4,633)

NET LOSS	(1,222,638)	(3,826,921)	(3,309,354)	(4,691,457)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,222,638)	$(3,826,921)	$(3,309,354)	$(4,691,457)

Earnings per share from continuing operations
Basic	(0.01)	(0.03)	(0.01)	(0.04)
Diluted	(0.01)	(0.03)	(0.01)	(0.04)

Earnings per share from discontinued operations
Basic	-	-	-	-
Diluted	-	-	-	-

Earnings per share
Basic	(0.01)	(0.03)	(0.01)	(0.04)
Diluted	(0.01)	(0.03)	(0.01)	(0.04)

Weighted average common shares outstanding - basic and diluted	154,945,617	129,741,614	151,076,091	127,740,107

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

					Series A Convertible		Series B Convertible		Series C Convertible		Common
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be	Additional Paid In	Subscription Amount	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Receivable	Deficit	Total

Balance at December 31, 2020	125,327,579	12,533	-	-	-	-			500,000	50	201,974	43,201,186	-	(41,849,922)	1,565,821
Common stock to be issued for purchase of shares											168,500				168,500
Common stock issued against common stock to be issued received in prior year	108,965	11									(66,974)	66,963			-
Common stock issued for severance payable of discontinued operations	379,463	38										224,963			225,001
Common stock and warrants issued for cash	1,712,500	171										433,829			434,000
Stock based compensation- stock options												99,742			99,742
Net loss														(864,536)	(864,536)
Balance at March 31, 2021	127,528,507	12,753	-	-	-	-			500,000	50	303,500	44,026,683	-	(42,714,458)	1,628,528
Common stock issued for services	1,114,351	111									(16,000)	792,389			776,500
Common stock issued for cash	1,234,113	123									(152,500)	402,376			249,999
Convertible note and accrued interest converted to common stock	2,647,464	265										582,442			582,707
Other	500,000	50										332,450	(332,500)		-
Stock based compensation - stock options												91,526			91,526
Loss on extinguishment of debt												1,535,264			1,535,264
Net loss														(3,826,924)	(3,826,924)
Balance at June 30, 2021	133,024,435	13,302							500,000	50	135,000	47,763,130	(332,500)	(46,541,382)	1,037,600
Balance at December 31, 2021	138,099,981	13,811	-	-	-	-	-	-	500,000	50	4,530,000	51,000,166	-	(57,882,227)	(2,338,200)
Common stock issued under s-1	4,000,000	400										594,470			594,870
Common stock issued against common stock to be issued purchase of Advanced Tear Diagnostics	7,000,000	700									(4,270,000)	4,269,300			-
Common stock issued against common stock to be issued received in prior year	166,667	17									(25,000)	24,983			-
Common stock issued stock purchase agreements	976,870	98										104,902			105,000
Common stock issued for services	802,115	80									(100,000)	179,420			79,500
Cashless exercise stock options	282,759	28										(28)
Stock issued on settlement of debt	173,390	17										32,927			32,944
Stock based compensation - stock options												188,917			188,917
Net loss														(2,086,714)	(2,086,714)
Balance at March 31, 2022	151,501,782	15,151	-	-	-	-	-	-	500,000	50	135,000	56,395,057	-	(59,968,941)	(3,423,683)

Stock issued on settlement of debt	891,610	89										64,107			64,196
Stock based compensation - stock options												182,215			182,215
Common stock issued under s-1	6,750,000	675										285,710	(92,240)		286,385
Stock issued settlement of claim	3,544,247	354										225,817			226,171
Loss on extinguishment of debt												154,292			154,292
Net loss														(1,222,638)	(1,222,638)
Balance June 30, 2022	162,687,639	16,269							500,000	50	135,000	57,399,438	(92,240)	(61,191,579)	(3,733,062)

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,309,354)	$(4,691,457)
Less: (Loss) gain from discontinued operations	-	(4,633)
Loss from continuing operations	(3,309,354)	(4,686,824)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	15,318	13,184
Stock based compensation	371,133	191,266
Amortization of prepaid insurance/expense	166,659	216,158
Amortization of debt discount	86,080	203,121
Common stock issued for services	79,500	776,500
Amortization (impairment) of intangible assets	197,223	641,096
Loss on extinguishment of debt	391,531	1,535,264
Change in fair value of derivative liability	(919,656)	-
Non-cash interest expense	1,316,846	-
Severance cost (Note receivable waived)	102,387	-

Changes in operating assets & liabilities:
(Increase) decrease in accounts receivable	-	(11,872)
(Increase) decrease in interest receivable	1,701	(514)
(Increase) decrease in prepaid expenses	(91,018)	(137,493)
(Increase) decrease in inventory	-	(20,509)
Increase in accounts payable and accrued expenses	184,054	124,263
Net cash provided by (used in) operating activities from continuing operations	(1,407,596)	(1,156,360)
Net cash provided by (used in) operating activities from discontinued operations		(4,633)
Net cash provided by (used in) operating activities	(1,407,596)	(1,160,993)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,000)	(20,022)
Net cash provided by (used in) investing activities from continuing operations	(6,000)	(20,022)
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	(6,000)	(20,022)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under registration statement on Form S-1	881,255	-
Common stock issued under SPA	105,000	852,500
Repayment of first insurance funding	47,741	73,519
Proceeds from convertible notes	1,325,000
Repayment of convertible notes	(1,243,200)
Repayment of promissory note	(90,000)	-
Net cash provided by (used in) continuing financing activities	1,025,796	926,019
Net cash provided by (used in) discontinued financing activities	-	-
Net cash provided by (used in) financing activities	1,025,796	926,019

Net (decrease) increase in cash and cash equivalents	(387,800)	(254,996)

Cash and cash equivalents at beginning of period	452,963	457,181
Cash and cash equivalents at end of period	65,163	202,185
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$125,000	$66,974
Common stock issued for severance	$64,197	$225,000
Convertible note converted to common stock	$32,944	$582,707
Common stock issued on cashless exercise of options	$28	$
Common stock issued against Common stock to be issued for acquisition	$4,270,000	$-
Initial derivative liability at issuance of notes	$2,641,846	$-
Initial debt discount at issuance of notes	$1,325,000	$-
Promissory note refinanced against convertible note	$367,931	$-
Common shares issued against subscription receivable	$92,240	$-

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 3: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2022, and 2021 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $2,538,329 and has an accumulated deficit of $61,191,579, has cash used in operating activities of continuing operations $1,407,596. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the year ended December 31, 2021, the Company raised additional capital of $1,610,538 through Stock Purchase Agreements. For the six months ended June 30, 2022 the company raised $881,255 thru its S-1 and various stock purchase agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2022, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at June 30, 2022 and December 31, 2021. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At December 31, 2021, there was no accounts receivable. For the year ended December 31, 2021, one customer accounted for 21% of total revenue. There was no revenue for the three months or six months ending June 30, 2022.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at June 30, 2022 and December 31, 2021, respectively, and none related to discontinued operations.

	June 30, 2022	December 31, 2021
Equipment of continuing operations	$181,282	$175,283
Less: accumulated depreciation	73,791	58,473
	$107,491	$116,810

Depreciation expense was $7,402 and $6,834 for the three months ended June 30, 2022 and 2021, respectively.

Depreciation expense was $15,318 and $13,184 for the six months ended June 30, 2022 and 2021, respectively.

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

We elected to perform a quantitative assessment of indefinite-lived intangible assets and determined that the fair value of the goodwill and IPRD related to the Sapphire acquisition was less than its carrying amount and that in-process research and development were fully impaired

The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at June 30, 2022 and December 31, 2021, respectively

	June 30,	December 31,
	2022	2021
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000

Less: accumulated amortization	333,350	136,127
	$4,186,650	$4,383,873

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2022	2023	2024	2025	2026 and thereafter
Amortization expense	$197,226	$394,450	$394,450	$394,450	$2,806,073

Amortization expense recorded for the three months ended June 30, 2022 and 2021 was $98,612 and $641,096; respectively.

Amortization expense recorded for the six months ended June 30, 2022 and 2021 was $197,223 and $641,096 respectively.

Goodwill and Intangible assets were impaired resulting in a net impairment loss in 2021 of $5,966,452, resulting from an FDA decision not to approve our COVID test.  This impairment was not recorded until December 31, 2021.

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

Revenues from continuing operations recognized for three months ended June 30, 2022 and 2021 amounted to $0 and $14,875, respectively. Revenues from discontinued operations recognized for three months ended June 30, 2022 and 2021 amounted to $0 and $0, respectively.

Revenues from continuing operations recognized for six months ended June 30, 2022 and 2021 amounted to $0 and $47,524, respectively. Revenues from discontinued operations recognized for the six months ended June 30, 2022 and 2021 amounted to $0 and $4,633, respectively.

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the three and six  months ended June 30, 2022 and 2021 was $0, $0 and $129,995, $219,995 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of June 30, 2022

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$1,722,190	$-	$-	$1,722,190

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

No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021 respectively. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the Six Months ended June 30, 2022 and 2021 respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $0 and $0 allowance for doubtful accounts at June 30, 2022 and 2021, respectively and had $0 accounts receivable at 0 June 30, 2022 and $0 at December 31, 2021, all was related to discontinued operations.

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

There were common share equivalents 49,245,245 at June 30, 2022 and 30,119,877 at December 31, 2021. For the three and six months ended  June 30, 2022 and 2021 respectively these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months and six months ended June 30, 2022 and 2021 the Company incurred research and development expenses of $35,171, $79,364 and $48,066, $149,019 respectively from continuing operations, respectively.  For the three months and six months ended June 30, 2022 and 2021 the Company incurred research and development expenses of $0, $0 and $0, $0 from discontinued operations, respectively.  The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2022 and December 31, 2021 respectively:

	June 30,	December 31,
	2022	2021
Prepaid insurance	$87,921	$59,116
Prepaid services		104,445
	$87,921	$163,561

For the three months ended June 30, 2022 and 2021 the Company recognized amortization of prepaid expense and prepaid insurance of $72,831 and $105,353 respectively.

For the six months ended June 30, 2022 and 2021 the Company recognized amortization of prepaid expense and prepaid insurance of $166,659 and $216,158 respectively.

NOTE 7: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of June 30, 2022 and December 31, 2021 respectively, the principal and accrued interest balances were $0 and $363,178, respectively.  The note was refinanced January 27, 2022 with an effective date of April 1, 2022.  The Note is convertible into Axim common shares at a strike price of $0.1075 per share.  The interest rate is 3% compounded monthly. The convertible note is due on January 27, 2032. (refer note 11)

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2021 is $90,000 with accrued interest of $1,515. The note was paid off February 2022 and has a zero balance as of June 30, 2022

NOTE 8: OTHER COMMITMENTS

The Company owes $5,000 to the chairman of the board of the Company for a working capital advance of $5,000 made in May of 2014, all was related to discontinued operations.

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of June 30, 2022 and December 31, 2021 respectively, the total outstanding balance was $0 and $20,000 respectively for consulting fees to Mr. Changoer included in accounts payable.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of June 30, 2022 and December 31, 2021 respectively, the total outstanding balance was $-0- and $0, respectively included in accounts payable.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month-to-month basis at the discretion of management. As of June 30, 2022 and December 31, 2021 respectively, the total outstanding balance was $0 and $40,000 respectively for consulting fees included in accounts payable.

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

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation. In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of June 30, 2022, the accrued severance payment was $0 to Dr. Anastassov, 0 to Mr. Changoer.

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

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of June 30, 2022 and December 31, 2021 respectively is $0 and $102,567 excluding interest accrued thereon of $0 and $1,701, respectively. The repayment of the note including all principal and interest has been waived.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

On June 25, 2020, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $93,357. A cash down payment of $18,671 was paid on July 6, 2020. Under the terms of the insurance financing, payments of $8,546, which include interest at the rate of 4.6% per annum, are due each month for nine months commencing on July 25, 2020.

On June 25, 2021, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $. A cash down payment of $24,273 was paid on July 7, 2021. Under the terms of the insurance financing, payments of $1,797, which include interest at the rate of 4.420% per annum, are due each month for nine months commencing on July 25, 2021.

On June 25, 2022, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $89,391. A cash down payment of $8,776 was paid on June 23, 2022. Under the terms of the insurance financing, payments of $8,957, which include interest at the rate of 4.920% per annum totaling 1628, are due each month for nine months commencing on July 25, 2022.

The total outstanding due to First Insurance Funding as of June 30, 2022 and December 31, 2021 is $80,614 and $32,873, respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of June 30, 2022 and December 31, 2021 respectively:

	June 30,	December 31,
	2022	2021
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	286,537	299,037
Convertible note payable, net	$4,286,537	$4,299,037

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

For the three months ended June 30, 2022 and 2021, interest expense was $35,000 and $35,000, respectively.

For the six months ended June 30, 2022 and 2021, interest expense was $70,000 and $70,000, respectively.

As of June 30, 2022 and December 31, 2021, the balance of secured convertible note was $4,286,537 and $4,299,037 which included $286,537 and $299,037 accrued interest, respectively.

The following table summarizes convertible note payable as of June 30, 2022 and December 31, 2021 respectively:

	June 30,	December 31,
	2022	2021
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible note payable, due on October 1, 2022, interest at 6% p.a.	-	1,110,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a.	1,325,000	-
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	190,000
Convertible note payable, due January 27, 2032 interest at 3% p.a.	367,931
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	233,228	209,685
Total	3,100,637	2,494,163
Less: unamortized debt discount/finance premium costs	(1,844,558)	(605,639)
Convertible note payable, net	$1,256,079	$1,888,524

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

As of June 30, 2022 and December 31, 2021 respectively, the balance of secured convertible notes was $582,277 and $573,612, which included $97,799 and $89,134 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2022 and December 31, 2021 respectively, this note has not been converted and the balance of secured convertible notes was $601,160 and $592,215, which included $101,160 and $92,215 accrued interest, respectively.

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of June 30, 2022 and December 31, 2021, the balance of secured convertible note was $204,266 and $201,416, which included $14,266 and $11,416 accrued interest, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of June 30, 2022 and December 31, 2021, the balance of secured convertible note was $0 and $0, which included $0 and $0 accrued interest, respectively.

The note was converted to 1,725,439 shares which included accrued interest at time of conversion of $28,578 common stock on November 24, 2021 at which time the company recorded loss on conversion expense of $51,763.

On September 27, 2021 the Company entered into convertible note purchase agreement with GS Capital LLC in the amount of $1,110,000. The note had an original issue discount of $100,000, bridge financing fees of $100,000 and legal costs of $30.000, which were amortized to financing cost on the issuance of note. It bears interest at a rate of 6% and matures September 29, 2022. The note is convertible to free trading shares six months after issuance at a conversion price of $0.25 per share subject to a 10 day look back period at time of conversion if the stock is trading at less than $0.25 for more than 5 days then the conversion price will be a 30 percent discount to the average of the two lowest closing prices within the 10 day look back period. As of June 30, 2022 and December 31, 2021, the balance of this convertible note was $0 and $1,126,919, which included $0 and $16,919 accrued interest; respectively.

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

On January 27, 2022 (effective April 1, 2022) the Company had entered into a Debt Exchange Agreement whereas the Company refinanced a note, the principal and accrued interest balance was $367,931 at time of refinance. The Note is convertible into Axim common shares at a strike price of $0.1075 per share.  The interest rate is 3% compounded monthly. The note is due January 27, 2032. The Company determined that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the company recognized a loss of $154,292 in the statement of operations as loss on debt extinguishment. As of June 30, 2022 and December 31, 2021, the balance of this convertible note was $372,661 and $0, which included $4,730 and $0 accrued interest; respectively.

During the three months ended June 30, 2022 and 2021 respectively, the Company amortized the debt discount on all the notes of $50,489 and $21,827, respectively. During the six months ended June 30, 2022 and 2021 respectively, the Company amortized the debt discount on all the notes of $86,080 and $203,121 respectively As of June 30, 2022 and December 31, 2021, unamortized debt discount was $1,844,558 and $605,639, respectively.

NOTE 12: DERIVATIVE LIABILITIES

Upon the issuance of certain convertible note payable having a variable conversion rate, the Company determined that the features associated with the embedded conversion option embedded in the debt, should be accounted for at fair value, as a derivative liability.

On February 10, 2022 i.e. on the date of issuance of derivative instrument, the Company estimated the fair value of the embedded derivatives of $2,641,846 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 163.09%, (3) risk-free interest rate of 2.03%, and (4) expected life of 10 years. The value of notes $1,325,000 was debited to beneficial conversion feature and the balance $1,316,846 was recorded as non-cash interest expenses under interest expenses in statement of operation.

On June 30, 2022, the Company estimated the fair value of the embedded derivatives of $901,815 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 162.72%, (3) risk-free interest rate of 2.32%, and (4) expected life of 9.86 years. The change of $332,579 and $919,656, respectively, was recorded as gain on change in fair value of derivative liabilities for the three and six months ended June 30, 2022.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2022:

Balance, December 31, 2021	$-
Issuance of convertible note payable	2,641,846
Mark to market during the three months ended March 31, 2022	(587,077)
Balance, March 31, 2022	$2,054,769
Mark to market during the three months ended June 30, 2022	(332,579)
Balance June 30, 2022	$1,722,190

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015, the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. As of June 30, 2022 and December 31, 2021 respectively, there were 9,635,350 and 9,806,000 shares available for issuance under the Plan.

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

For the three months ended June 30, 2022 and 2021 respectively the Company recorded compensation expense of $182,215 and $91,526 respectively.

For the six months ended June 30, 2022 and 2021 respectively the Company recorded compensation expense of $371,133 and $191,266 respectively.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2022, and 2021 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of June 30, 2022.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, the Company had 162,687,639 and 138,099,981 shares of common stock issued and outstanding, respectively.

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

The Company also issued 10,750,000 shares of its common stock January thru June of 2022 for cash of $881,255 pursuant to an equity purchase agreement, dated on May 14, 2021, which shares were registered pursuant to that S-1 Registration Statement filed by the Company with the SEC on May 14, 2021, and declared effective by the SEC on June 22, 2021. An additional $92,240 was received subsequent to June 30 2022 representing proceeds from the sale of 2,000,000 of the above shares

The Company issued 891,610 of its shares to settle the amounts owed to George Anastassov and Lekhram Changoer

The debt totaled $60,000 and the company recognized a loss on settlement of $4,196

The Company issued 3,544,247 of its shares in settlement of claims made by individuals pursuant to various stock Purchase agreements. The company recognized a current period loss of $226,871 as a result of this settlement.

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

The stock option activity for three months ended June 30, 2022 and year ended December 31, 2021 respectively is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2020	10,300,000	$0.36
Granted	2,960,715	0.60
Exercised	(300,000)	0.35
Expired or canceled	(2,000,000)	0.75
Outstanding at December 31, 2021	10,960,715	$0.37
Granted	-	-
Exercised	(500,000)	0.37
Balance June 30, 2022	10,460,715	$0.37

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2022:

As of June 30, 2022

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.37	10,460,715	8.0	$0.37	9,635,350	$0.37

As of December 31, 2021

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,960,715	8.5	$0.37	8,094,046	$0.37

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	June 30,	December 31,
	2022	2021
Expected life (years)	10	10
Risk-free interest rate (%)	1.74	1.74
Expected volatility (%)	190	190
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$1.74	$1.74

Warrants

The following table summarizes warrant activity during the year ended December 31, 2021 and the six months ended June 30, 2022:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	3,025,000	0.71
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2021	3,025,000	$0.71
Granted	519,247	0.31
Exercised
Outstanding at June 30, 2022	3,544,247	0.68

All outstanding warrants are exercisable at June 30, 2022 and there was no unrecognized stock-based compensation expense related to warrants.

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

As of June 30, 2022 and December 31, 2021 respectively, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

Loss from Discontinued Operations

In 2020, the sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale (discontinued operations) for the six months ended June 30, 2022 and 2021 respectively:

	June 30, 2022	June 30, 2021
Net sales	$-	$-
Total expenses	$-	$(4,633)
Gain from sale of asset and liability	$-	$-
Other (loss) income	$-	$-
(Loss) income from discontinued operations	$-	$(4,633)

The following is a summary of net cash provided by or used in operating activities, investing activities and financing activities for the assets and liabilities held for sale (discontinued operations) for the six months ended June 30, 2022 and 2021 respectively:

	June 30, 2022	June 30, 2021
Net (loss) income from discontinued operations	$-	$(4,633)

Adjustment of non-cash activities	-	-
Decrease in accounts receivable	-	-
Increase in inventory	-	-
Increase in accounts payable and accrued expenses	-	-
Net cash provided by (used in) operating activities	$-	$(4,633)

Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$-	$-

As of June 30, 2022 and December 31, 2021 respectively, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of June 30, 2022.

Right-of-use assets	$48,742

Lease liability obligations, current	$48,742
Lease liability obligations, noncurrent
Total lease liability obligations	$48,742

Weighted-average remaining lease term	0.83 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the Three Months ended June 30, 2022 and 2021 respectively:

	June 30,		June 30,
	2022		2021
Operating lease expense	$14,854	*	$14,421
Short-term lease expense	24,700		4,166
Total lease expense	$39,554		$18,587

*We recorded $30,497 of operating lease expense this includes $15,644 of maintenance charges and month to month lease.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2022, are as follows:

2022	$30,000
2023	20,000
Total minimum payments	50,000
Less: amount representing interest	(1,258)
Total	$48,742

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

NOTE 18: SUBSEQUENT EVENTS

Common Stock Issuances

During July and August 2022 the company issued 2,227,638 shares of common stock pursuant to an S-1 for cash of $70,780. Cash was received in July 2022 for two million shares issued prior to June 30, 2022 totaling of $92,240. The shares were outstanding as of June 30, 2022 the additional paid in capital was recorded July 2022. Proceeds for 227,638 shares had not been received as of August 16, 2022.

The company issued 10,000,000 shares of stock for $250,000 pursuant to a stock purchase agreement as of August 16, 2022 of which $125,000 had been received; but the stock had not been issued.

On July 14, 2022 Company entered in to equity purchase agreement with Cross & Company where the Company shall issue and sell to the Investor, from time to time as provided herein, and the Investor shall purchase up to Thirty Million Dollars ($30,000,000.00) worth of the Company’s Common Stock.

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

Also on August 26, 2021, we purchased technology and intellectual property relating to electrochemical impedance spectroscopy which included five pending patent applications (the “Pending Patents”) from Advanced Tear for $250,000 (which includes assuming and paying $30,000 of the Advanced Tear liabilities). The bulk of the purchase price ($210,000) was in a note that requires seven equal monthly payments of $30,000, which payment started on September 3, 2021. The note has since been repaid in full.

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

As our scientific team was hard at work developing our COVID-19 rapid diagnostic tests, we were frustrated by the delays and costs caused by lack of supply of a recombinant virus binding protein (“VBP”) for SARS-CoV-2 were essential to our testing. To continue our projects as planned and decrease overall costs, we decided to make our own patent-pending VBP, which is even more potent than current outsourced options. Our laboratory tests have proven that SARS-CoV-2 receptor binding domain (“RBD”) spike protein binds with our novel VBP. Initial tests also show that our novel VBP is approximately ten times more potent and stable than other VBP options currently on the market. We now develop these core ingredients needed to manufacture test strips in-house, and believe that moving such production in-house provides us with the potential to derive additional revenue and also allows us to control our supply chain. We have already manufactured enough VBP for millions of rapid diagnostic tests.

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

On January 28, 2022, the FDA notified Empowered that it was issuing a Class One recall for the test together with Empowered’s antigen test for mislabeling. The FDA also notified Empowered that it would no longer consider EUA’s unless they were fully quantitative and because the test Empowered had filed the EUA for was semi-quantitative, it would be denied. As per our agreement, we notified Empowered on February 10, 2022 that we were giving a 30-day cure notice or we would be terminating the agreement. On March 4, 2022, the two companies entered into a separation agreement.

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

Eye Health

On August 26, 2021, we acquired the technology, intellectual property and the exclusive global rights to market two FDA cleared lateral flow assays which utilize a non-invasive, quantitative, point of care human tear test to aid in the diagnosis and selection of therapeutics for the treatment of eye diseases.

Currently, we have FDA 510k clearance to test Lactoferrin (aqueous deficiency biomarker) and IgE (non-specific allergy biomarker). Our objective is to establish point of care testing for dry eye disease (“DED”) and to establish this modality as the new standard of care. The tests are quick, simple to use, and inexpensive to the clinic. The tests are CMS and private insurance reimbursable.

While at one time the tests were sold in numerous eye doctors' locations when the Company acquired the assays, they had been mothballed.  The Company has had to redevelop the tests, reagents and select a quantitative reader. Since the acquisition of the technology, the Company has been successful in redevelopment and is preparing to launch sales.

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

We evaluated the iPeak readers in the lab against six other comparable products before deciding on IUL’s state-of-the-art products. The new readers will be calibrated with the new test strips and distributed to our Medical Advisory Board (“MAB”) of renowned DED experts for non-clinical field testing on their patients, which includes studying the accuracy and ease of use. These tests are expected to run for a few weeks, and the MAB will provide management with data and feedback regarding the test results and any other research findings.

The Company’s diagnostic testing process for DED, and specifically for lactoferrin levels as a primary indicator, will include the use of reagent strip samples. These strips will have the patients’ tear sample obtained and applied and then an ophthalmologist or optometrist will run the strips through a reader to determine lactoferrin levels and incidence and severity of DED.

Our tests are considered moderately complex by CLIA. This requires the user of the test to obtain a CLIA certificate of compliance. This is done by filing a simple application with CMS. (Form 116). We will assist in the filing to provide an effortless process for the customer. Additionally, we are pursuing a waiver for current and future product offerings and intend to file for the waiver by year-end.

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

We believe that the acquisition of these FDA 510k cleared diagnostic products, along with proven management practices and capital, will allow the business to grow at a rapid pace. Low levels of Lactoferrin confirm inadequate glandular tear production (aqueous deficiency) and high levels of IgE indicate an active ocular allergy. If both biomarkers are normal, the cause of a patient’s dry eye condition could be attributed to evaporative dry eye. So, by performing these two tests, an eye doctor may now better assess the underlying cause of the tear film disorder, its severity and the appropriate treatment protocol to pursue. In addition, these tests are rapid, accurate, reimbursable, profitable and can be performed by a technician, which allows the physician to be more productive and attend to more patients.

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

Currently, our eye business focuses exclusively on ophthalmology and optometry, in the United States, where there are 37,000 optometrists and 19,000 ophthalmologists performing approximately 400,000 medical (dilated) eye exams per day. Of this total, we believe that approximately 20% to 30% would present with symptoms where the Company’s Lactoferrin and IgE tests would be indicated. It is estimated that total US market for our eye care systems could approach 50,000 systems. (USA Only)

We have completed development of our immunoassay system, which includes an automated colorimetric photometer reader and two FDA market-cleared point-of-care (POC) quantitative diagnostic ophthalmic lab tests. These are:

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

The barrier for entrance into the dry eye space is difficult and requires extensive clinical studies, large capital expense and FDA 510k clearance. This process alone can take several years and substantial investment, with no certainty that the product will receive FDA 510k clearance.  For this reason, the Company determined that acquiring the two 510k’s would be a favorable strategic decision.

Business Model

Our eye business model will utilize a razor/razor blade model. The two sources of revenue: (1) the sale of readers and (2) sale of disposable tests. It is anticipated that 95+% of gross profits will be generated from the sale of tests. We have not determined the list price of the readers. Discounts will be offered to purchasing groups, corporate accounts, academic institutions engaged in research or training, and others as deemed appropriate. It is anticipated that the average price for the reader will be slightly above our acquisition costs, while pricing of consumable diagnostic kits will be at roughly half of the CMS published reimbursement floor rate. Current pricing is $2,100 for 100 bilateral test cassettes (200 tests) and provides a margin of approximately 65 - 72%.

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

Financially, for every patient per day tested, the physician will receive, on average, $2 in reimbursement for every $1 expended on supplies.

CMS and private insurance allow for physicians to retest their patients as often as deemed medically necessary. The average retesting rate for Lactoferrin is 65%, while the IgE retesting rate is 35%.

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

On October 20, 2021, we announced that we had appointed Kelly K. Nichols, O.D., M.P.H. and Ph.D. to our Medical Advisory Board. A founding member of the Ocular Surface Society of Optometry, Dr. Nichols currently serves as Dean of the School of Optometry at The University of Alabama at Birmingham. She is an acknowledged expert on DED and Ocular Surface Disease and has been extensively published. She earned her second B.S. and a Doctor of Optometry (“O.D.”) at the University of California, Berkeley, and an M.P.H in biostatistics and a Ph.D. in Vision Science at Ohio State University.

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

Ocular surface disease (OSD) and dry eye syndrome are often mistakenly considered synonymous. OSD occurs when there is damage to the front surface of the eyes, the cornea.  The central role of inflammation in OSD is widely recognized, but our ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which measures tear matrix MMP-9 levels and provides a positive/negative result around a threshold of 40ng/ml of MMP-9. This “yes or no” report has clinical value, but it is limited. Currently available MMP-9 testing does not detect a reduction in tear MMP-9 levels until the concentration drops below 40ng/ml and, thus, may miss clinically significant improvement that did not reach that threshold.

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

Oncology

We acquired Sapphire Biotech in order to develop and commercialize a unique therapeutic approach designed to disrupt cancer growth and block metastatic spread. Prior to our acquisition of Sapphire, the Company acquired an exclusive license to the technology around SBI-183, an anti-metastatic compound discovered by Dr. Douglas Lake at Mayo Clinic and Arizona State University believed to inhibit the enzyme QSOX1.  Dr. Douglas Lake is a co-founder of Sapphire.

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

Effective February 7, 2020, Sapphire entered into an Industry Sponsored Research Agreement (“SRA”) to test and confirm the inhibitory activity of SBI-183 and SBI-183 analogs, including those synthesized by the Company. The testing included cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies were also be conducted under the SRA. Specifically SBI-183 analogs were to be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts.

On August 11, 2020, Sapphire was awarded a $395,880 phase I Small Business Innovation Research (“SBIR”) grant by the National Cancer Institute (“NCI”). The 12-month grant supported the continued development of novel small molecules that inhibit the enzymatic activity of QSOX1 based on our lead compound SPX-1009.

Funded by the SBIR, we have made significant progress with the development of additional analogs of SPX-1009 and have synthesizing derivative compounds with improved anti-metastatic action. We have synthesized and screened more than 200 derivatives of SPX-1009, yielding a compound with significantly increased anti-metastatic inhibition. Recent medicinal chemistry efforts resulted in SPX-184, a compound that showed much higher activity than SPX-1009 in 3D invasion assays with MDA-MB-231cell line (MD Anderson cancer line). SPX-184 is up to 50 times more potent than SPX-1009 and constitutes a unique composition. Since it is not an analyte of SPX-1009, SPX-184 is not encompassed by the license with Skysong Innovations.

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

On February 6, 2020, Sapphire signed an SRA with Arizona State University to conduct in vitro testing and in vivo pre-clinical animal studies with cancer inhibitory agents that will prevent metastases.

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

On August 5, 2020, we announced the development, patent filing and EAU filing of NeuCovix-HT™, a high throughput (“HT”) patent-pending diagnostic test that measures levels of functional antibodies in plasma or serum that neutralize SARS-CoV-2, the virus that causes COVID-19. Unlike current serology tests for COVID-19 that qualitatively detect antibodies to the virus, NeuCovix-HT™ quantitatively measures functional antibodies that block binding of the virus to host cell receptors.  The patent filing and EUA filing have been withdrawn due to uncertain commercial potential for a HT test.

On August 11, 2020, Sapphire was awarded a $395,880 phase I SBIR grant by the National Cancer Institute (NCI). The grant has supported the continued development of novel small molecules that inhibit the enzymatic activity of QSOX1 based on a lead compound. QSOX1 is a tumor-derived enzyme that is important for cancer growth, invasion and metastasis.  The company has filed a final grant report with NCI, detailing numerous research findings.

On August 24, 2020, we signed an exclusive limited licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC (“Empowered Diagnostics”) for high volume production of our rapid diagnostic test measuring levels of functional neutralizing antibodies that are believed to prevent SARS-CoV-2 from entering the host cells. The agreement has since been terminated.

On September 16, 2020, we filed the EUA application with the FDA for measuring COVID-19 neutralizing antibodies in plasma and serum through its first-in-class rapid diagnostic test. On January 2022, the FDA notified us that the priorities for testing had changed in favor of quantitative measurement of neutralizing antibodies, thus signaling that the Company’s EUA for the qualitative test would no longer be considered.

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

On December 31, 2020, we announced that we had filed a provisional patent for a recombinant VBP for SARS-CoV-2, the coronavirus responsible for the current COVID-19 pandemic, and are now manufacturing the VBP. As a result, we no longer need to rely on outside protein supply to continue our research, greatly reducing our manufacturing costs.

On December 3, 2020, we announced the development and patent filing for an enzyme-linked immunosorbent assay (“ELISA”)-based diagnostic test for the detection of SARS‐CoV-2 neutralizing antibodies.

On February 3, 2021, we announced the initiation of clinical trials for ImmunoPass, our rapid point-of-care test that semi-quantitatively measures levels of neutralizing antibodies to COVID-19.

On March 8, 2021, we announced that we had successfully completed point-of-care clinical trials on our ImmunoPass rapid test that semi-quantitatively measures levels of COVID-19 neutralizing antibodies to help understand COVID-19 immunity, validate vaccine effectiveness and estimate how long the vaccine will be effective in patients.

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

On April 27, 2022, we announced the successful development of a rapid quantitative tear test for Lacritin, a tear protein that autonomously promotes tearing and is deficient in all forms of Dry Eye Disease.

On May 10, 2022, we announced the development of a novel tear sample collector system and the filing of a provisional patent application for it with the U.S. Patent and Trademark Office that provides a more comfortable experience for patients and that facilitates the tear collection process.

On May 24, we announced that we had completed the optimization of a rapid diagnostics test for the quantitative measurement of Ocular Immunoglobulin E (IgE), a biomarker for ocular allergies.

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

C. Unique Compound SPX-184 Invented and methods for Neoplastic Cell Growth Inhibition of Tumors and Cancers

2. US Provisional Patent Application No. 63/280,553 filed November 17, 2021Title: Compositions, Compounds, and Methods for Neoplastic Cell Growth Inhibition of Tumors and Cancers Assignee: Axim Biotechnologies, Inc.

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

6.  Continuation-in-Part 17/726, 431 filed on April 21, 2022 of US Provisional Application 17/319,08 filed on May 12, 2021

Title: Assay for Neutralizing Antibody Testing and Treatment

Assignee: Axim Biotechnologies, Inc.

The invention diagnostic test is intended for semi-quantitative measurement of neutralizing antibodies in plasma, serum or whole blood of persons who have had recent or prior infection with SARS-CoV2 or have received a COVID-19 vaccine.  A sequence listing was filed with the application relating to the implementation of new variants to SARS-CoV-2 into the invention diagnostic test to detect neutralizing antibodies.

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

D. ACE2 Variants

1. US Provisional Application No. 63/081, 811 filed September 22, 2020

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

1. US Provisional Application No. 63/066,104 filed August 14, 2020;

US Provisional Application No. 63/084,407 filed September 28, 2020

Title: Facemask Having Enhanced Infectious Agent Capturing and Related Methods

Assignee: Axim Biotechnologies, Inc.

The invention is a facemask with a filtration material and an infectious agent capture-moiety. Infectious agent capture-moiety refers to any compound or biomolecule that can bind to any infectious agent. The filtration material acts as a scaffold to either directly block or impede the flow-through of the infectious agent or to support the infectious agent capture moiety. The infectious agent capture-moiety then functions to directly block or impede the flow-through of an infectious agent. The infectious agent-capture moiety can aerosolized and sprayed or applied onto pre-treated filtration material and can be specific to capture infectious agents, such as SARS-CoV-2. In such embodiments, the facemask is capable of providing enhanced protection for the user and to others from SARS-CoV2.

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

The barrier for entrance into the dry eye space is difficult and requires extensive clinical studies, large capital expense and FDA 510k clearance. This process alone can take several years and substantial investment, with no certainty that the product will receive FDA 510k clearance. It is estimated that as of 2021, the total Company funding necessary to develop a Class II 510k cleared medical device is approximately $30 million. The development and engineering costs comprise approximately $2-5 million of this total. There are many factors that influence these costs, including the need for clinical studies, regulatory pathway and technology complexity.

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

Unless exempted by regulation, medical devices may not be commercially distributed in the United States until they have been cleared or approved by the FDA. Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Class II devices, the classification assigned to our two tests for lactoferrin and IgE, are subject to general controls, such as labeling, pre-market notification and adherence to good manufacturing practices. Laboratories or sites that perform our tests need to have a CLIA certificate, be inspected, and must meet the CLIA quality standards.

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

Employees

As of August 13, 2022, we had six full-time employees and three part-time employees. We also allow and utilize the services of independent contractors. We will be considering the conversion of some of our part-time employees to full-time positions. Management believes that we have a good relationship with our employees.

Company Website

We maintain a corporate Internet website at: www.aximbiotech.com. The contents of our website are not incorporated in or otherwise to be regarded as part of this Report.

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

As of June 30, 2022, we had cash and cash equivalents of $65,163, working capital deficit of $2,538,329, and an accumulated deficit of $61,191,579. We estimate our G&A expenses for 2022 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2022 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We do not expect R&D expenditures to exceed $2 million in 2022.

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

             On January 27, 2022 (effective April 1, 2022) the Company, Inc. had entered into a Debt Exchange Agreement whereas the Company refinanced a note, the principal and accrued interest balance was $367,931 at time of refinance   The Note is convertible into Axim common shares at a strike price of $0.1075 per share.  The interest rate is 3% compounded monthly. The note is due January 27, 2032. The Company determined that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the company recognized a loss of $154,292 in the statement of operations as loss on debt extinguishment.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $2,538,329, has an accumulated deficit of $61,191,579, has cash used in continuing operating activities of $1,407,596 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the six months and the three months ended June 30, 2022 and 2021

Six Months ended	June 30, 2022	June 30 31, 2021	$ Change	% Change
Revenues	$-	$47,524	$47,524	>	100%
Gross margin percentage	-	-	-		-
Operating expenses	2,168,830	3,096,562	(927,732)	>	29%
Loss from continuing operations	(2,168,830)	(3,049,038)	(880,208)	>	29%
Loss from discontinued operations		(4,633)	4,633		.100%
Other expenses (income)	1,140,524	1,637,786	(497,262)		30%
Net loss	$(3,309,354)	$(4,686,824)	$(1,377,470)	>	29%

Three Months ended	June 30 2022	June 30, 2021	$ Change	% Change
Revenues	$-	$14,875	$(14,875)	>	100%
Gross margin percentage	-	-	-		-
Operating expenses	1,059,893	2,195,913	(1,136,020)	>	51%
Loss from continuing operations	(1,059,893)	(2,181,038)	(1,121,145)	>	51%
Loss from discontinued operations					. %
Other expenses (income)	162,745	1,645,883	(1,483,138)		90%
Net loss	$(1,222,638)	$(3,826,921)	$(2,604,283)	>	68%

Revenue

Revenues from continuing operations recognized for the six months ended June 30, 2022 and 2021 amounted to $0 and $47,524, respectively. Revenues from discontinued operations recognized for six months ended June 30, 2022 and 2021 amounted to $0 and $0.

Cost of Revenue from continuing operations recognized for six months ended June 30, 2022 and 2021 amounted to $-0- and $-0-, respectively. Cost of Revenue from discontinued operations recognized for six months ended June 30, 2022 and 2021 amounted to $0 and $0, respectively. The lack of COGS is due to lack of sales of products to customers in 2022 and 2021.

Revenues from continuing operations recognized for the three months ended June 30, 2022 and 2021 amounted to $0 and $14,875, respectively. Revenues from discontinued operations recognized for three months ended June 30, 2022 and 2021 amounted to $0 and $0.

Cost of Revenue from continuing operations recognized for three months ended June 30, 2022 and 2021 amounted to $-0- and $-0-, respectively. Cost of Revenue from discontinued operations recognized for three months ended June 30, 2022 and 2021 amounted to, $0 and $0, respectively. The lack of COGS is due to lack of sales of products to customers in 2022 and 2021.

Operating Expenses

Research and Development Expenses

For the three and six  months ended June 30, 2022 and 2021 the Company incurred research and development expenses of $35,171, $79,364, $48,066 and $149,019 from continuing operations, respectively.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three and six months ending June 30, 2022 and 2021 were $918,708, $1,876,915, $1,499,917 and $2,293,263 respectively. The decrease is primarily due to services in legal, consulting and accounting, advertising and because of the decreasing that was caused by the acquisition of Sapphire Biotech and Advanced tear Diagnostics

Depreciation Expenses

For the three and six months ending June 30, 2022 and 2021 our depreciation expenses were $7,402, $15,318 and $6,834, $13,184. The increase is primarily due to the purchase of fixed assets.

Amortization Expenses

For the three and six months ended June 30, 2022 our amortization expenses were $98,612, $197,233 and $641,096 and $641,096. The decrease primarily due to writing off the intangible assets as a result of the acquisition of Sapphire Biotech.

Other Income and Expenses

Our interest expenses for the three and six months ended June 30, 2022 and 2021 were $60,176, $1,582,825 and $59,576, $119,908 respectively, variance was due to non-cash interest expenses. Loss on extinguishment of debt for the three and six  months ended June 30, 2022 and 2021 were $384,659, $391,531 and $1,535,264, $1,535,264 respectively, variance was result of debt exchange. Amortization of debt discount was $50,489, $86,080 and $181,295, $203,122, respectively. Income grants from government for the three and six months ending June 30, 2022 and 2021 were $0, $0 and $129,995 and $219,995 respectively, and the variance was a result of receiving innovation research grants from NCI in 2021.

For the Six Months Ended June 30, 2022 and 2021

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $1,407,596 and $0, respectively, for the six months ended June 30, 2022, as compared to net cash used of $1,156,360 and $4,633 for the six months ended June 30, 2021. The cash used in operating activities is primarily attributable to our net loss from operations of $3,039,354 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the six  months ended June 30, 2022, stock-based compensation was $371,133, amortization of debt discount was $86,080, common stock issued for service was $79,500, amortization of intangible was $197,223, loss on extinguishment of debt was $391,531, non-cash interest expense was $1,316,846 and this was offset by change in fair value if derivative liability of $919,656. For the six months ended June 30, 2021 these non-cash expenses were stock-based compensation of $776,500 and amortization of $641,096. For the six months ended June 30, 2022 and 2021 the Company recorded increase to accounts payable and accrued expenses of $184,054 and $124,263, respectively, of continuing operating activities.

Net Cash provided by Investing Activities

Net cash used in investing activities during the six month ended June 30, 2022 is $6,000 and $20,022 for the same period in 2021 due to purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months period ended June 30, 2022, was $1,025,796, and $926,019 for the same period in 2021. The Company has successfully raised significant capital in exchange for its common stock for the six months ended June 30, 2022 and 2021.

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

Foreign Currency Transactions

Foreign exchange gain (loss) in the three and six months ended June 30, 2022 was $0, $0 compared to $152, $152 for the same periods in 2021. All foreign currency gain (loss) were related to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first and second  quarter 2022 the company issued 10,750,000 shares pursuant to an S-1 valued at 973,495.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of June, 2022 (unaudited) and December 31, 2021.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the six months ended June 30, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30,, 2022 and 2021 (unaudited)

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

Exhibit Index

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock.	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock.	3.5	10-Q	8/22/2016

Description of Securities	4.1	10-K	04/15/2022

Letter of Intent (“Terms Sheet”) dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.1	10-K (A/1)	10/30/2019

Exclusivity Agreement dated September 3, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.2	10-K (A/1)	10/30/2019

Amendment #1 to Exclusivity Agreement dated December 11, 2018, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.3	10-K (A/1)	10/30/2019

Supply Agreement dated May 31, 2019, by and between Impression Healthcare Limited and AXIM Biotechnologies, Inc.	10.4	10-K (A/1)	10/30/2019

May 1, 2015, License Agreement with CanChew Biotechnologies, LLC.	10.5	10-K	05/14/2020

Equity Purchase Agreement dated May 14, 2021, by and between AXIM Biotechnologies, Inc and Cross & Company	10.6	8-K	05/14/2021

Binding Term Sheet Agreement dated August 3, 2021, by and between AXIM Biotechnologies, Inc. and Advanced Tear Diagnostics, LLC.	10.7	10-K	04/15/2022

Asset Purchase Agreement dated August 26, 2021, by and between AXIM Biotechnologies, Inc. and Advanced Tear Diagnostics, LLC.	10.8	10-K	04/15/2022

Form of 1.5% Short Term Promissory Notes, dated February 10, 2022.	10.9	8-K	02/16/2022

Form of 3% Short Term Promissory Notes, dated February 10, 2022.	10.10	8-K	02/16/2022

6% Convertible Redeemable Note dated September 29, 2021, made by and between AXIM Biotechnologies, Inc. and GS Capital Partners, LLC, as amended.	10.11	8-K	02/16/2022

Termination Agreement dated March 3, 2022, by and between AXIM Biotechnologies, Inc. and Empowered Diagnostics, LLC	10.12	10-K	04/15/2022

Code of Business Conduct and Ethics.	14.1	10-Q	11/20/2017

Subsidiaries	21.1	10-K	04/15/2022

Consent of Independent Registered Public Accounting Firm	23.1			x

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			x

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			x

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			x

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2			x

Nominating and Governance Committee Charter.	99.1	10-Q	11/20/2017

Compensation Committee Charter.	99.2	10-Q	11/20/2017

Audit Committee Charter.	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS			x

XBRL Taxonomy Extension Schema Document	101.SCH			x

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			x

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			x

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			x

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: August 16, 2022	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: August 16, 2022	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

