Form 10-Q
period 2022-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2022-11-14
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,441,917 of common stock, par value $0.0001 per share, outstanding as of November 14, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash	$163,746	$452,963
Prepaid expenses	65,390	163,561
Inventory	20,089	20,089
Total current assets	249,225	636,613

Property and equipment, net of accumulated depreciation	102,069	116,810

Other Assets:
Notes receivable- related party	-	104,268
Patents (net of accumulated amortization of $23,509 and $7,409; respectively)	226,491	242,591
Licenses (net of accumulated amortization of $408,452 and $128,718; respectively)	3,861,548	4,141,282

Security deposit	5,000	5,000
Operating lease right-of-use asset	34,374	76,871
Total other assets	4,127,413	4,570,012

TOTAL ASSETS	$4,478,707	$5,323,435

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,049,828	$909,458
Derivative liability - conversion feature	1,995,618	-
Lease liability obligations	34,374	56,871
Due to shareholder	-	180
Due to first insurance funding	53,698	32,873
convertible note payable (including accrued interest of $0 and $16,919 net of unamortized discount of $0 and $0)	-	1,126,919
Deferred Revenue	29,720
Promissory note (including accrued interest of $-0- and $44,041, respectively) (see note7)	-	454,693
Total current liabilities	3,163,238	2,580,994

Long-term liabilities:
Deferred Revenue	118,965	-
Convertible note payable (including accrued interest of $252,820 and $209,685, respectively) net of unamortized debt discount of $1,629,876 and $605,639, respectively(see note 11)	1,315,353	761,604
Convertible note payable - related party (including accrued interest of $261,537 and $299,037, respectively)	4,261,537	4,299,037
Lease liability obligations	-	20,000
Total long-term liabilities	5,695,855	5,080,641

TOTAL LIABILITIES	8,859,093	7,661,635

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated,
500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized 185,441,917 and 138,099,981 shares issued and outstanding, respectively	18,545	13,811
Additional paid in capital	58,752,209	51,000,166
Subscription receivable	(60,064)	-
Common stock to be issued	135,000	4,530,000
Accumulated deficit	(63,226,126)	(57,882,227)
TOTAL STOCKHOLDERS' DEFICIT	(4,380,386)	(2,338,200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,478,707	$5,323,435

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenues	$1,314	$8,127	$1,314	$55,651

cost of goods sold

Gross profit	1,314	8,127	1,314	55,651

Operating Expenses:

Research and development expenses	29,722	67,263	109,086	216,282
Selling, general and administrative	1,182,768	2,519,527	3,083,349	4,812,790
Amortization of Other Assets	98,612	692,858	295,835	1,333,954
Depreciation and amortization	8,132	6,935	23,451	20,119

Total operating expenses from continuing operations	1,319,234	3,286,583	3,511,721	6,383,145

Loss from continuing operations	(1,317,920)	(3,278,456)	(3,510,407)	(6,327,494)

Other (income) expenses:

Interest income	-	(256)	(256)	(769)
Change in fair value of derivative Liability conversion feature	500,887	-	(418,769)	-
Income from Grants from Government	-	(59,986)	-	(279,981)
Amortization of note discount	46,441	17,456	132,521	220,578
Loss on Extinguishment of Debt	111,818	-	490,641	1,535,264
Interest expense	57,481	56,007	1,629,355	175,915
Total other (income) expenses	716,627	13,221	1,833,492	1,651,007

Loss before provision of income tax	(2,034,547)	(3,291,677)	(5,343,899)	(7,978,501)
Provision for income tax	-		-

Income (loss) from continuing operations	(2,034,547)	(3,291,677)	(5,343,899)	(7,978,501)

Income (loss) from discontinued operations	-	-	-	(4,633)

NET LOSS	$(2,034,547)	$(3,291,677)	$(5,343,899)	$(7,983,134)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(2,034,547)	(3,291,677)	(5,343,899)	(7,983,134)

Earning per share from continuing operations
Basic	$(0.01)	$(0.03)	$(0.04)	$(0.06)
Diluted	$(0.01)	$(0.03)	$(0.04)	$(0.06)

Earning per share from discontinued operations
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Earning per share
Basic	$(0.01)	$(0.03)	$(0.034)	$(0.06)
Diluted	$(0.01)	$(0.03)	$(0.034)	$(0.06)

Weighted average common shares outstanding - basic and diluted	171,893,796	133,663,974	158,091,581	129,803,948

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common Stock		Series C Convertible Preferred Stock		Common Stock	Additional Paid In	Subscription Amount	Accumulated
	Shares	Amount	Shares	Amount	to be Issued	Capital	Receivable	Deficit	Total

Balance at December 31, 2020	125,327,579	$12,533	500,000	$50	$201,974	$43,201,186	$-	$(41,849,922)	$1,565,821
common stock to be issued for purchase of shares					168,500				168,500
Common stock issued against common stock to be issued received in py	108,965	11			(66,974)	66,963			-
common stock issued for severance payable of discontinued operations	379,463	38				224,963			225,001
Common stock and warrants issued for cash	1,712,500	171				433,829			434,000
stock based compensation- stock options						99,742			99,742
Net loss								(864,536)	(864,536)
Balance at March 31, 2021	127,528,507	12,753	500,000	50	303,500	44,026,683	-	(42,714,458)	1,628,528
Common stock issued for services	1,114,351	111			(16,000)	792,389			776,500
Common stock issued for cash	1,234,113	123			(152,500)	402,376			249,999
Convertible note and accrued interest converted to common stock	2,647,464	265				582,442			582,707
Other	500,000	50				332,450	(332,500)		-
Stock based compensation - stock options						91,526			91,526
Loss on extinguishment of debt						1,535,264			1,535,264
Net loss								(3,826,924)	(3,826,924)
Balance at June 30, 2021	133,024,435	13,302	500,000	50	135,000	47,763,130	(332,500)	(46,541,382)	1,037,600
Common stock to be issued					4,322,500				4,322,500
Common stock issued for services	1,415,554	142				1,111,758			1,111,900
Common stock issued for cash	1,445,115	145				476,581			476,726
Subscription Receivable share price adjustment						(103,688)	103,688
Subscription price receivable							228,812		228,812
stock based compensation- stock options						761,810			761,810
Net loss								(3,291,677)	(3,291,677)
Balance at September 30, 2021	135,885,104	13,589	500,000	50	4,457,500	50,009,591	-	(49,833,059)	4,647,671
Balance at December 31, 2021	138,099,981	13,811	500,000	50	4,530,000	51,000,166	-	(57,882,227)	(2,338,200)
common stock issued under s-1	4,000,000	400				594,470			594,870
common stock issued against common stock to be issued purchase of atd	7,000,000	700			(4,270,000)	4,269,300			-
Common stock issued against common stock to be issued received in PY	166,667	17			(25,000)	24,983			-
common stock issued stock purchase agreements	976,870	98				104,902			105,000
common stock issued for services	802,115	80			(100,000)	179,420			79,500
cashless exercise stock options	282,759	28				(28)
stock issued on settlement of debt	173,390	17				32,927			32,944
Stock based compensation - stock options						188,917			188,917
Net loss								(2,086,714)	(2,086,714)
Balance at March 31, 2022	151,501,782	$15,151	500,000	$50	$135,000	$56,395,057	$-	$(59,968,941)	$(3,423,683)

stock issued on settlement of debt	891,610	89				64,107			64,196
Stock based compensation - stock options						182,215			182,215
common stock issued under s-1	6,750,000	675				377,950	(92,240)		286,385
stock issued settlement of claim	3,544,247	354				225,817			226,171
Loss on extinguishment of debt						154,292			154,292
Net loss								(1,222,638)	(1,222,638)
Balance June 30, 2022	162,687,639	$16,269	500,000	$50	$135,000	$57,399,438	$(92,240)	$(61,191,579)	$(3,733,062)

Stock issued on settlement of debt	5,665,636	567				348,309			348,876
Sock based compensation-stock options						517,180			517,180
Common stock issued under s-1	3,227,638	323				138,668	32,176		171,167
Common stock issued stock purchase agreements	13,861,004	1,386				348,614			350,000
Net Loss								(2,034,547)	(2,034,547)

Balance September 30, 2022	185,441,917	$18,545	500,000	$50	$135,000	$58,752,209	$(60,064)	$(63,226,126)	$(4,380,386)

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,343,899)	$(7,983,134)
Less: (Loss) gain from discontinued operations	-	(4,633)
Loss from continuing operations	(5,343,899)	(7,978,501)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	23,451	20,119
Stock based compensation	888,313	953,076
Amortization of prepaid insurance/expense	187,562	296,542
Amortization of debt discount	132,521	220,578
Common stock issued for services	79,500	1,904,400
Common Stock issued in settlement of an obligation	230,369
Amortization(impairment) of Intangible Assets	295,834	1,333,954
Loss on conversion of convertible note	122,887
Loss on extinguishment of debt	137,388	1,535,264
Change in fair value of derivative liability	(418,769)
Non-cash interest Expense	1,316,846
Severance cost (Note Receivable waived)	102,387

Changes in operating assets & liabilities:
(increase) decrease in accounts receivable		(770)
Increase in interest receivable	1,701	(182,161)
(Increase) decrease in prepaid expenses	(89,391)	(20,127)
Increase in due to First insurance Funding	80,614
Increase in Deferred revenue inventory	148,685
Increase in accounts payable and accrued expenses	375,180	228,426
Net cash provided by (used in) operating activities from continuing operations	(1,728,821)	(1,689,200)
Net cash provided by (used in) operating activities from discontinued operations	-	(4,633)
Net cash provided by (used in) operating activities	(1,728,821)	(1,693,833)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(8,710)	(20,022)
Acquisition of patents		(10,000)

Net cash provided by (used in) investing activities from continuing operations	(8,710)	(30,022)
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	(8,710)	(30,022)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under registration statement on Form S-3	1,052,419	-

Common stock issued under SPA	455,000	1,542,040
repayment of first insurance funding	(59,789)	40,511
Proceeds from common stock to be issued per stock purchase agreement	-	52,500
Proceeds from convertible notes	1,325,000	-
Repayment of convertible notes	(1,243,200)	-
Repayment of Promissory note	(81,116)	(30,000)
Net cash provided by (used in) continuing financing activities	1,448,314	1,605,051
Net cash provided by (used in) discontinued financing activities	-	-
Net cash provided by (used in) financing activities	1,448,314	1,605,051

Net (decrease) increase in cash and cash equivalents	(289,217)	(118,804)

Cash and cash equivalents at beginning of period	452,963	457,181
Cash and cash equivalents at end of period	$163,746	$338,377
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$142,500	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$125,000	$66,974
Acquisition of patents against notes payable and accounts payable	$-	$240,000
Common stock to be issued for acquisition	$-	$4,270,000
Common stock issued for severance	$64,197	$225,000
Common stock issued against subscription receivable	$60,064	$-
Accrued interest converted to common stock	$32,944	$-
Common stock issued on cashless exercise of options	$28	$-
Common stock issued against Common stock to be issued for acquisition	$4,270,000	$-
Initial derivative liability at issuance of notes	$2,641,846	$-
Initial debt discount at issuance of notes	$1,325,000	$-
Promissory note refinanced against convertible note	$367,931	$-
Common stock issued against settlement of debt	$348,876	$-

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 3: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of September 30, 2022, and 2021 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $2,914,013 and has an accumulated deficit of $63,226,126, has cash used in operating activities of continuing operations $1,728,821. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the year ended December 31, 2021, the Company raised additional capital of $1,610,538 through Stock Purchase Agreements. For the nine months ended September 30, 2022 the company raised $1,507,419 thru its S-1 and various stock purchase agreements This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2022, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at September 30, 2022 and December 31, 2021. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At September 30, 2022 and December 31, 2021, there was no accounts receivable. For the year ended December 31, 2021, one customer accounted for 100% of total revenue. For the three and nine months ended September 30, 2022 one customer accounted for 100% of sales.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at September 30, 2022 and December 31, 2021, respectively, and none related to discontinued operations.

	September 30, 2022	December 31, 2021
Equipment of continuing operations	$183,992	$175,283
Less: accumulated depreciation	81,923	58,473
	$102,069	$116,810

Depreciation expense was $8,133 and $6,935 for the three months ended September 30, 2022 and 2021, respectively.

Depreciation expense was $23,451 and $20,119 for the nine months ended September 30, 2022 and 2021, respectively.

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

We elected to perform a quantitative assessment of indefinite-lived intangible assets and determined that the fair value of the goodwill and IPRD related to the Sapphire acquisition was less than its carrying amount and that in-process research and development were fully impaired

The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at September 30, 2022 and December 31, 2021, respectively

	September 30,	December 31,
	2022	2021
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000

Less: accumulated amortization	431,960	136,127
	$4,088,040	$4,383,873

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2022	2023	2024	2025	2026 and thereafter
Amortization expense	$98,656	$394,450	$394,450	$394,450	$2,806,034

Amortization expense recorded for the three months ended September 30, 2022 and 2021 was $98,612 and $692,858; respectively.

Amortization expense recorded for the nine months ended September 30, 2022 and 2021 was $295,835 and $1,333,954 respectively.

Goodwill and Intangible assets were impaired resulting in a net impairment loss in 2021 of $5,966,452, resulting from an FDA decision not to approve our COVID test. This impairment was not recorded until December 31, 2021

Revenue Recognition

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

Revenues from continuing operations recognized for three months ended September 30, 2022 and 2021 amounted to $1,314 and $8,127, respectively. Revenues from discontinued operations recognized for three months ended September 30, 2022 and 2021 amounted to $0 and $0, respectively.

Revenues from continuing operations recognized for nine months ended September 30, 2022 and 2021 amounted to $1,314 and $55,651, respectively. Revenues from discontinued operations recognized for the nine months ended September 30, 2022 and 2021 amounted to $0 and $4,633, respectively.

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the three and nine months ended September 30, 2022 and 2021 was $0, $0 and $59,986, $279,981 respectively.

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

The Company’s acquired goodwill with a carrying amount of $2,458,233 were written down to zero, resulting in an impairment charge of $2,458,233, which was included in earnings for the period ending September 30, 2020.

In-process Research and Development with a carrying amount of $5,848,219 was written down to its implied fair value of zero, resulting in an impairment charge of $5,848,219, which was included in earnings for the period ending December 31, 2021.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of September 30, 2022

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$1,995,618	$-	$-	$1,995,618

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

No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021 respectively. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the Nine months ended September 30, 2022 and 2021 respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $0 and $0 allowance for doubtful accounts at September 30, 2022 and 2021, respectively and had $0 accounts receivable at September 30, 2022 and $0 at December 31, 2021.

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

There were common share equivalents 47,140,220 at September 30, 2022 and 30,119,877 at December 31, 2021. For the three and nine months ended September 30, 2022 and 2021 respectively these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months and Nine months ended September 30, 2022 and 2021 the Company incurred research and development expenses of $29,722, $109,086 and $67,263, $216,282 respectively from continuing operations, respectively. For the three months and Nine months ended September 30, 2022 and 2021 the Company incurred research and development expenses of $0, $0 and $0, $0 from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2022 and December 31, 2021 respectively:

	September 30,	December 31,
	2022	2021
Prepaid insurance	$65,390	$59,116
Prepaid services	-	104,445
	$65,390	$163,561

For the three months ended September 30, 2022 and 2021 the Company recognized amortization of prepaid expense and prepaid insurance of $22,121 and $105,353 respectively.

For the nine months ended September 30, 2022 and 2021 the Company recognized amortization of prepaid expense and prepaid insurance of $187,887 and $216,158 respectively.

NOTE 7: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of September 30, 2022 and December 31, 2021 respectively, the principal and accrued interest balances were $-0- and $363,178 respectively. The note was refinanced January 27, 2022. With an effective date of April 1 2022. The Note is convertible into Axim common shares at a strike price of $0.1075 per share. The interest rate is 3% compounded monthly. The note is due January 27, 2032. This note now shows as a long term convertible note payable (see Note 11).

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2021 is $90,000 with accrued interest of $1,515. The note was paid off February 2022 and has a zero balance as of September 30, 2022

NOTE 8: OTHER COMMITMENTS

Under an agreement Mr. Changoer received on March 20, 2018 the Company issued 50,000 restrictive shares of its common stock and recorded $235,000 of compensation expenses in the accompanying consolidated financial statements to account for the issuance of the incentive shares. As of September 30, 2022 and December 31, 2021 respectively, the total outstanding balance was $0 and $20,000 respectively for consulting fees to Mr. Changoer included in accounts payable.

On September 25, 2018, the Company amended Independent Director Compensation agreement. Under the agreement in lieu of the share compensation due to independent director of the Company for his annual service ending May 23, Dr. Philip A. Van Damme shall receive cash compensation of $20,000. Started from August 1, 2019 the company has been paying monthly clinical trial fee of $5,000. As of September 30, 2022 and December 31, 2021 respectively, the total outstanding balance was $-0- and $0, respectively included in accounts payable.

Effective January 1, 2019 the company entered into a thirty-months consulting agreement with the chairman of the board which pays a monthly consulting fee of $20,000. The company has also been paying a monthly bonus fee of 15,000; this additional fee is on a month-to-month basis at the discretion of management. As of September 30, 2022 and December 31, 2021 respectively, the total outstanding balance was $0 and $40,000 respectively for consulting fees included in accounts payable.

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

Further, the Company terminated the Consulting Agreement of Dr. Anastassov and the Employment Agreements for each of Dr. Van Damme and Mr. Changoer. In connection with the termination of Dr. Anastassov’s Consulting Agreement, the Company agreed to pay severance in the amount of $35,000 for March 2020 and $20,000 per month thereafter through July 2021 (the termination date contemplated by the Consulting Agreement). Commencing for the April 2020, the Company may, in its sole discretion, pay the $20,000 severance obligation by the issuance of shares of the Company’s common stock registered pursuant to the Registration Statement on Form S-8 filed with the Commission on May 29, 2015 (“S-8 Shares”). If the gross cash proceeds from the sale of any S-8 Shares issued in lieu of cash severance is less than $20,000, as determined 20 days after issuance of such S-8 Shares, then the Company has agreed to issue additional shares that would serve to “true-up” the value of the shares to the $20,000 monthly severance obligation; provided, however, that if 30 days after the date the severance payment is due the gross proceeds from the sale of S-8 Shares is less than $20,000, the Company must pay the shortfall in cash. In addition, for each month that Dr. Anastassov is entitled to receive severance, he shall receive S-8 Shares in an amount equal to the lesser of (a) 150,000 S-8 Shares, or (b) S-8 Shares valued at $15,000 based upon the closing price of the Company’s common stock as of the due date of the severance payment obligation. In connection with the termination of the Employment Agreements of Dr. Van Damme and Mr. Changoer, Mr. Changoer’s severance payments shall be $20,000 per month for 12 months, commencing April 2020 (paid in arrears) and Dr. Van Damme’s severance payments shall be $5,000 per month for 12 months, similarly commencing April 2020 and paid in arrears. The Company has the right to pay each of Dr. Van Damme’s and Mr. Changoer’s monthly severance payments in S-8 shares in lieu of cash subject to the same terms and restrictions (including true-up terms) as set forth above for Dr. Anastassov. As of September 30, 2022, the accrued severance payment was $0 to Dr. Anastassov, 0 to Mr. Changoer.

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

The total outstanding due to First Insurance Funding as of September 30, 2022 and December 31, 2021 is $53,698 and $32,873, respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of September 30, 2022 and December 31, 2021 respectively:

	September 30,	December 31,
	2022	2021
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	261,537	299,037
Convertible note payable, net	$4,261,537	$4,299,037

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

For the three months ended September 30, 2022 and 2021, interest expense was $35,000 and $35,000, respectively. For the nine months ended September 30, 2022 and 2021, interest expense was $105,000 and $105,000, respectively.

As of September 30, 2022 and December 31, 2021, the balance of secured convertible note was $4,261,537 and $4,299,037 which included $261,537 and $299,037 accrued interest, respectively.

The following table summarizes convertible note payable as of September 30, 2022 and December 31, 2021 respectively:

	September 30,	December 31,
	2022	2021
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible Note payable, due on October 1, 2022, interest at 6% p.a.	-	1,110,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a.	1,150,000	-
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	190,000
Convertible Note payable due January 27, 2032 interest at 3% p.a.	367,931
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	252,820	209,685
Total	2,945,229	2,494,163
Less: unamortized debt discount/finance premium costs	(1,629,876)	(605,639)
Convertible note payable, net	$1,315,353	$1,888,524

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

As of September 30, 2022 and December 31, 2021 respectively, the balance of secured convertible notes was $586,611 and $573,612, which included $102,133 and $89,134 accrued interest, respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2022 and December 31, 2021 respectively, this note has not been converted and the balance of secured convertible notes was $605,630 and $592,215, which included $105,630 and $92,215 accrued interest, respectively.

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of September 30, 2022 and December 31, 2021, the balance of secured convertible note was $205,690 and $201,416, which included $15,690 and $11,416 accrued interest, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of September 30, 2022 and December 31, 2021, the balance of secured convertible note was $0 and $0, which included $0 and $0 accrued interest, respectively.

The note was converted to 1,725,439 shares which included accrued interest at time of conversion of $28,578 common stock on November 24, 2021 at which time the company recorded loss on conversion expense of $51,763.

On September 27, 2021 the Company entered into convertible note purchase agreement with GS Capital LLC in the amount of $1,110,000. The note had an original issue discount of $100,000, bridge financing fees of $100,000 and legal costs of $30.000, which were amortized to financing cost on the issuance of note. It bears interest at a rate of 6% and matures September 29, 2022. The note is convertible to free trading shares six months after issuance at a conversion price of $0.25 per share subject to a 10 day look back period at time of conversion if the stock is trading at less than $0.25 for more than 5 days then the conversion price will be a 30 percent discount to the average of the two lowest closing prices within the 10 day look back period. On February 10, 2022, the Company paid in full the remaining balance due on that certain convertible note issued to GS Capital Partners, LLC, face value $1,110,000 (as amended, the “GS Note”). In connection with the repayment, the Company was required to pay accrued interest in the amount of $21,863, by issuing 173,390 restricted shares of the Company’s common stock pursuant to the formula set forth in the GS Note. The shares were issued February 22, 2022 and valued at the closing price on that date at $0.19 per shares which was valued at $32,944 for the accrued interest of $21,863 and the balance $11,081 was recorded as loss on conversion under loss on extinguishment of debt in statement of operation. Also the Company paid $133,200 as penalty for early repayment recorded under interest expenses in statement of operation. As of September 30, 2022 and December 31, 2021, the balance of this convertible note was $0 and $1,126,919, which included $0 and $16,919 accrued interest; respectively.

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of September 30, 2022 and December 31, 2021 respectively, the principal and accrued interest balances were $375,427 and $0 respectively. The note was refinanced January 27, 2022. With an effective date of April 1 2022. The Note is convertible into Axim common shares at a strike price of $0.1075 per share. The interest rate is 3% compounded monthly. The note is due January 27, 2032. As a result of the beneficial conversion the company recognized a loss of $154,292 during the period ended September 30, 2022.

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

Convertible Notes

Effective February 10, 2022, the Company issued seven convertible notes to a series of investors having an aggregate face value of $1,325,000 in exchange for $1,325,000 in cash (the “Convertible Notes”). One of the Convertible Notes, face value $25,000, was purchased by a director of the Company.

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid. During the third quarter 2022, $175,000 of the note and accrued interest of $2,840 was retired and converted to 5,665,636 common shares valued at $349,535 and a loss of $171,695 was recorded on conversion. Further the unamortized portion of debt discount of $167,571 and derivative liabilities balance of $227,459 on these notes were also transferred to loss on settlement account as gain and the company recorded a total net loss on conversion of debt of $111,807 on this transaction as loss on extinguishment of debt under statement of operation.

During the three months ended September 30, 2022 and 2021 the Company amortized the debt discount on all the notes of $46,441 and $17,456, respectively. During the nine months ended September 30, 2022 and 2021 the Company amortized the debt discount on all the notes of $132,521 and $220,578 respectively. As of September 30, 2022 and December 31, 2021, unamortized debt discount was $1,629,876 and $605,639, respectively.

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

On September 30, 2022, the Company estimated the fair value of the embedded derivatives of $1,995,618 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 162.72%, (3) risk-free interest rate of 2.32%, and (4) expected life of 9.86 years. The change of $418,769 was recorded as gain on change in fair value of derivative liabilities for the nine months ended September 30, 2022.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2022:

Balance, December 31, 2021	$-
Issuance of convertible note payable	2,641,846
Derivative liabilities on settlement of note transferred to gain on settlement	(227,459)
Mark to market	(418,769)
Balance, September 30, 2022	$1,995,618

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015, the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. As of September 30, 2022 and December 31, 2021 respectively, there were 9,635,350 and 9,806,000 shares available for issuance under the Plan.

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

On August 22, 2022, 13,500,000 options were issued with a strike price of $0.052; 5,750,000 vesting immediately and the balance vesting between six months and a year from issuance.

For the three months ended September 30, 2022 and 2021 the Company recorded compensation expense of $517,180 and $761,810, respectively.

For the nine months ended September 30, 2022 and 2021 the Company recorded compensation expense of $888,313 and $953,076, respectively

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of September 30, 2022, and 2021 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of September 30, 2022.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, the Company had 185,441,917 and 138,099,981 shares of common stock issued and outstanding, respectively.

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

In March 2022, the Company issued 173,390 shares of its common stock, valued at $32,944, in settlement of interest due to prepayment of a note and the Company recognized a loss on conversion of $11,081 under loss on extinguishment of debt in statement of operation.

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

The Company issued 891,610 of its shares to settle the amounts owed to George Anastassov and Lekhram Changoer. The debt totaled $60,000 and the company recognized a loss on settlement of $4,196

The Company issued 3,544,247 of its shares in settlement of claims made by individuals pursuant to various stock Purchase agreements. The company recognized a current period loss of $226,171 as a result of this settlement.

During the third quarter 2022 the company issued 2,227,638 shares pursuant to its S-1 for cash of $138,991 and a subscription receivable of $60,064.

On July 14, 2022, the Company entered into the Equity Purchase Agreement with Cross & Company, pursuant to which we have the right to “put,” or sell, up to $30,000,000 worth of shares of our common stock to Cross. As provided in the Equity Purchase Agreement, we may require Cross to purchase shares of our common stock from time to time by delivering a put notice to Cross specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each put notice. We may determine the Investment Amount, provided that such amount may not be more than 300% of the average daily trading volume in dollar amount for our common stock during the five trading days preceding the date on which we deliver the applicable put notice, unless waived by Cross in its sole discretion. Additionally, such amount may not be lower than $10,000 or higher than $250,000. Cross will have no obligation to purchase shares under the Equity Line to the extent that such purchase would cause Cross to own more than 4.99% of our issued and outstanding shares of common stock.

The Company also issued 1,000,000 shares of its common stock January thru September of 2022 for cash of $60,064 pursuant to an equity purchase agreement, dated on July 14, 2022, which shares were registered pursuant to that S-1 Registration Statement filed by the Company with the SEC on July 25, 2022, and declared effective by the SEC on August 4, 2022. The subscription amount of $60,064 was received subsequent to September 30 2022. This was shown as subscription receivable on the equity statement.

Also during the third quarter of 2022 the company issued 13,861,004 shares pursuant to various stock purchase agreements for cash of $350,000.

The Company converted debt of $177,840 including accrued interest of $2,840 in exchange for 5,665,636 shares of its stock valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459.

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

The stock option activity for three months ended September 30, 2022 and year ended December 31, 2021 respectively is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2020	10,300,000	$0.36
Granted	2,960,715	0.60
Exercised	(300,000)	0.35
Expired or canceled	(2,000,000)	0.75
Outstanding at December 31, 2021	10,960,715	$0.37
Granted	13,500,000	0.052
Exercised	(500,000)	0.37
Balance September 30, 2022	23,960,715	$0.19

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2022:

As of September 30, 2022

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.19	23,960,715	9.0	$0.19	17,141,095	$0.19

As of December 31, 2021

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.36	10,960,715	8.5	$0.37	8,094,046	$0.37

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	September 30,	December 31,
	2022	2021
Expected life (years)	10	10
Risk-free interest rate (%)	3.03	1.74
Expected volatility (%)	229	190
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$0.19	$1.74

For the three months ending September 30, 2022 the company issued 13,500,000 options with a value of $675,000.

For the three and nine months ended September 30 2022 and 2021 the company recorded compensation expense of $517,180, $888,313 and $761,810, $953,076 respectively.

Warrants

The following table summarizes warrant activity during the year ended December 31, 2021 and the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	3,025,000	0.71
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2021	3,025,000	$0.71
Granted	519,247	0.31
Exercised
Outstanding at September 30, 2022	3,544,247	0.65

All outstanding warrants are exercisable at September 30, 2022 and there was no unrecognized stock-based compensation expense related to warrants.

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

As of September 30, 2022 and December 31, 2021 respectively, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

Loss from Discontinued Operations

In 2020, the sale of the majority of the assets and liabilities related to the Sanammad parties represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets and liabilities held for sale (discontinued operations) for the nine months ended September 30, 2022 and 2021 respectively:

	September 30, 2022	September 30, 2021
Net sales	$-	$-
Total expenses	$-	$(4,633)
Gain from sale of asset and liability	$-	$-
Other (loss) income	$-	$-
(Loss) income from discontinued operations	$-	$(4,633)

The following is a summary of net cash provided by or used in operating activities, investing activities and financing activities for the assets and liabilities held for sale (discontinued operations) for the nine months ended September 30, 2022 and 2021 respectively:

	September 30, 2022	September 30 2021
Net (loss) income from discontinued operations	$-	$(4,633)

Adjustment of non-cash activities	-	-
Decrease in accounts receivable	-	-
Increase in inventory	-	-
Increase in accounts payable and accrued expenses	-	-
Net cash provided by (used in) operating activities	$-	$(4,633)

Net cash provided by (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$-	$-

As of September 30, 2022 and December 31, 2021 respectively, the Company has nil asset and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheet in accordance with the provision of ASC 205-20.

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

On September 15, 2022 the company entered into a license and distribution agreement for its Lactoferrin dry eye test, Ige allergy test for allergic conjunctivitis and quantitative MMp-9 test to identify ocular surface inflammation.

Axim was paid an initial license fee of $150,000 and has the right to cancel the agreement if minimum sales targets are not reached. This amount was recorded as deferred revenue and amortized over 5 years beginning September 15, 2022. The licensee is Versea Ophthalmics, LLC, A Delaware Limited Liability Company.

 The agreement will provide Verséa with the exclusive commercial right to AXIM’s proprietary portfolio of point-of-care (POC) lab testing readers and three key biomarker diagnostic tests designed specifically to assist eye-care physicians in detecting and quantifying biomarkers associated with aqueous deficient Dry Eye Disease and non-specific allergic conjunctivitis. The three AXIM’s key biomarker tests – the Ocular Immunoglobulin E (IgE) test, the Lactoferrin test, and the future MMP-9 test – require the collection of 0.5 microliters in tears and provide quantitative results in under 10 minutes, an industry-leading return time.

Verséa plans to launch IgE and Lactoferrin tests at the upcoming 2022 American Academy of Ophthalmology (AAO) and American Academy of Optometry (AAOPT) conferences. The MMP-9 test is anticipated to follow in the next 18-24 months.

In recent months, AXIM has been preparing for the scaling of production of its tests in anticipation of an agreement such as the one reached with Verséa and is now prepared to support new orders associated with the agreement and subsequent launch.

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of September 30, 2022.

Right-of-use assets	$34,374

Lease liability obligations, current	$34,374
Lease liability obligations, noncurrent
Total lease liability obligations	$34,374

Weighted-average remaining lease term	0.58 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the three and nine months ended September 30, 2022 and 2021 respectively:

Three Months ended September 30, 2021

	September 30,		September 30,
	2022		2021
Operating lease expense	$15,000	*	$14,421
Short-term lease expense	12,932		4,166
Total lease expense	$27,932		$18,587

*We recorded $27,932 of operating lease expense this includes $15,644 of maintenance charges and month to month lease.

Nine Months ended September 30, 2022

	September 30,		September 30,
	2022		2021
Operating lease expense	$44,416	**	$43,122
Short-term lease expense	45,292		11,545
Total lease expense	$89,708	**	$54,667

**We recorded $89,708 of operating lease expense this includes $45,292 of maintenance and month to month lease charges.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2022, are as follows:

2022	$15,000
2023	20,000
Total minimum payments	35,000
Less: amount representing interest	(626)
Total	$34,374

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

NOTE 18: NOTES RECEIVABLE

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of September 30, 2022 and December 31, 2021 respectively is $0 and $102,567 excluding interest accrued thereon of $0 and $1,701, respectively. The repayment of the note including all principal and interest has been waived and the remaining balance was recorded as severance cost of $102,387 during the nine months ended September 30, 2022.

NOTE 19: SUBSEQUENT EVENTS

Common Stock Issuances

On October 27, 2022, Company issued 1,000,000 shares of its common pursuant to an equity purchase agreement, dated on July 14, 2022, which shares were registered pursuant to that S-1 Registration Statement filed by the Company with the SEC on July 25, 2022, and declared effective by the SEC on August 4, 2022. The subscription amount is not received as of date.

Employees Termination

On September 15, 2022, the Company entered into a License and Distribution Agreement with Versea Ophthalmics, LLC (“Agreement”).  Due to the Agreement, the positions of:  (i) National Sales Director; and (ii) Chief Medical Officer held by Jeff Busby and Dr. Joseph Tauber, respectively, were no longer necessary for Company operations and, therefore, eliminated.

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

Axim’s core competencies include development of rapid lateral flow immunoassays, reagents and monoclonal antibody development for such assays. Our current products fall into these categories:

(1) Eye Health, wherein we acquired two FDA cleared 510(k) tests for dye eye disease and have internally developed a third assay; and

(2) SARS-CoV-2 neutralizing antibody tests; and

(3) Oncology, where we licensed from Mayo Clinic and Arizona State University Quiescin Sulfhydryl Oxidase 1 (“QSOX1”), an important enzyme for cancer growth, invasion and metastasis.

Following the acquisition of two FDA cleared 510(k) tests for dye eye disease, the Company’s product focus has been primarily in the area of Eye Health. We continue to maintain the products and assays developed in connection with SARS-CoV-2 neutralizing antibody tests should a commercialization opportunity present itself in the future. In the area of Oncology, our scientists have developed an extensive library of unique compounds targeting cancer growth, invasion and metastasis. However, the Company believes that the development of any products utilizing any one or more of these compounds should be with a pharmaceutical partner. Until one is identified, the Company will continue to focus on the more immediate revenue-generating opportunities relating to Eye Health.

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

The Company’s historical business operations focused on the research, development and production of pharmaceutical, nutraceutical and cosmetic products based upon our proprietary technologies. This business and its related intellectual property were divested by the Company in May, 2020.

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

Also on August 26, 2021, we purchased technology and intellectual property relating to electrochemical impedance spectroscopy which included five pending patent applications (the “Pending Patents”) from Advanced Tear for $250,000 (includes assuming and paying $30,000 of the Advanced Tear liabilities). The bulk of the purchase price ($210,000) was in a note that requires seven equal monthly payments of $30,000, which payment started on September 3, 2021. The note has since been repaid in full.

Eye Health Overview

On August 26, 2021, we acquired the technology, intellectual property and the exclusive global rights to market two FDA cleared lateral flow assays which utilize a non-invasive, quantitative, point of care human tear test to aid in the diagnosis and selection of therapeutics for the treatment of eye diseases. With the acquisition, the Company became focused on improving the landscape for the diagnosis of ophthalmological conditions such as Dry Eye Disease (DED) through rapid diagnostic tests. The Company owns two of the only five FDA Cleared Diagnostic tests for Dye Eye Disease.

Currently, we have FDA 510k clearance to test Lactoferrin (aqueous deficiency biomarker) and IgE (non-specific allergy biomarker). Our objective is to establish point of care testing for dry eye disease (“DED”) and to establish this modality as the new standard of care. The tests are quick, simple to use, and inexpensive to the clinic. The tests are CMS and private insurance reimbursable.

While at one time the tests were sold in numerous eye doctors’ locations, when the Company acquired the assays, they had been mothballed. The Company has had to redevelop the tests, reagents and select a quantitative reader. Since the acquisition of the technology, the Company has been successful in redevelopment and is launching sales.

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

We evaluated the iPeak readers in the lab against several other comparable products before deciding on IUL’s state-of-the-art products. The Company’s diagnostic testing process for DED, and specifically for lactoferrin levels as a primary indicator, will include the use of reagent strip samples. The new readers are calibrated with the new test strips and will be distributed to ophthalmologists and optometrists at the point of care. The patients’ tear sample will be obtained and applied to the strips and then an ophthalmologist or optometrist will run the strips through a reader to determine lactoferrin levels and incidence and severity of DED.

On September 19th, the Company announced that it had signed an exclusive global commercialization agreement with Verséa Ophthalmics, LLC, a business division of Verséa Holdings, Inc. (“Verséa”), is one of the fastest growing U.S. healthcare companies, specialized in the sale and distribution of diagnostic and therapeutic solutions.

Our tests are considered moderately complex by CLIA. This requires the user of the test to obtain a CLIA certificate of compliance. This is done by filing a simple application with CMS (Form 116) and paying a fee. However, there are various lab requirements that must be in place first and there is a considerable amount of ongoing record keeping that is required, which restricts potential growth of the business. Our distribution partner currently assists in the CLIA filing to provide as effortless process for the customer as possible.

The FDA allows for a CLIA waivers and we intend to pursue a waiver for both current tests and all future product offerings. We plan to file for the waiver in the first quarter of 2023 after conducting a fairly simple comparative clinical study. The objective will be to determine whether the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED, which we believe is the case. This study is a key component of the filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We believe that the acquisition of these FDA 510k cleared diagnostic products, a waiver and the distribution partnership we have with Versea will allow the business to grow at a rapid pace.

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

Business Model

Our eye business model utilizes a razor/razor blade model with the idea of placing as many readers into the field as possible and selling the disposable tests. It is anticipated that our gross profits will be generated from the manufacturing and sale of tests to our distribution partner who then resells the tests. Discounts will be offered to purchasing groups, corporate accounts, academic institutions engaged in research or training, and others as deemed appropriate. It is anticipated that the average price for the reader will be at our acquisition cost so we can get as many razors in the field, while pricing of consumable diagnostic kits will be at roughly half of the CMS published reimbursement floor rate.

Market demand for the system is expected to be moderate to begin with until we are granted a waiver from CLIA. At that time we expect extremely high demand for our system and tests. We also expect very high demand for our recently developed MMP-9 quantitative test once we get a FDA 510k clearance. While we must compete with other capital equipment expenditures under consideration in any ophthalmic physician’s office, we believe that no other ophthalmic device offers the combination of compelling clinical and financial benefits afforded by our system. The clinical utility of the tests offers important diagnostic precision, differentiation and treatment management direction. Inner-office efficiencies significantly improve the patient flow characteristics, reducing patients in office visit time and greatly reducing physicians chair time with each patient.

Financially, for every patient per day tested, the physician will receive, on average, $2 in reimbursement for every $1 expended on supplies. CMS and private insurance allow for physicians to retest their patients as often as deemed medically necessary.

Dye Eye Disease Market Competition

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

Ocular surface disease (OSD) and dry eye syndrome are often mistakenly considered synonymous. OSD occurs when there is damage to the front surface of the eyes, the cornea. The central role of inflammation in OSD is widely recognized, but the ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which measures tear matrix MMP-9 levels and provides a positive/negative result around a threshold of 40ng/ml of MMP-9. This “yes or no” report has clinical value, but it is limited. Currently available MMP-9 testing does not detect a reduction in tear MMP-9 levels until the concentration drops below 40ng/ml and, thus, may miss clinically significant improvement that did not reach that threshold.

The clinical benefits of our quantitative tear MMP-9 testing would be a significant advancement in the ability to measure the degree of inflammation affecting dry eye patients, allowing for more objective classification of their disease. Equally important would be the ability to measure improvement in control of inflammation that is the goal of many of our therapies for OSD, including pharmaceuticals, thermal pulsation treatments and even light based therapies.

We intend to run a clinical study for MMP-9 in the 1st quarter of 2020. The distribution agreement we have with Versea calls for Versea to pay for half of the expense in return for a paid up license to market the test after the 510-k clearance is achieved.

We are also in the process of developing additional bio-marker tests that will be done on the existing platform, without the constant need of the clinician to upgrade to a newer platform. The Lateral Flow test reader is software driven and can be programmed to interpret other biomarkers as they are clinically studied and FDA approved. The test uses 1.0 microliters of human tear fluid, that is applied to a disposable lateral flow cassette (one cassette per patient tested). The disposable single use cassette generates a substantial, reoccurring revenue stream for our eye business and our stakeholders.

CURRENT OPERATIONS FOLLOWING ACQUISITION OF SAPPHIRE AND ADVANCED TEAM DIAGNOSTICS ASSETS

Summary:

•	AXIM’s strategic focus is on commercializing FDA-cleared Dry Eye Disease (DED) diagnostic system
•	Plans to address largely underserved DED diagnosis market with patent pending tear collection method and approved tests, supported by world-class DED management team
•	Supply agreements in place to fulfill demand for DED readers and test strips, creating large revenue opportunity
•	Company places emphasis on generating positive cash flow through DED program

The Company has been working diligently to further position AXIM for both immediate and long-term success. Since our acquisition of Sapphire Biotech and with the onset of the COVID-19 pandemic, we have been focused on three key areas specific to the diagnostic area; oncological, COVID-19, and most recently, dry eye disease (DED). Each of these provide strong upside potential for AXIM; however, each comes with its own set of regulatory and scientific hurdles that must be overcome. While the Company remain optimistic about each program, we believe it to be of the utmost importance to focus the most time and resources on the program with the ultimate potential for success, in the nearest term. While these other programs will not be abandoned, the Company recognizes that waiting on the painstaking slow regulatory approvals needed to generate revenue is not the best strategy to further our mission and unlock shareholder value. As such, following an extensive analysis by our management team, board of directors, and expert consultants with an objective perspective, the Company determined our best path forward lies with DED. The DED initiative is an extremely large opportunity for our Company and has been gaining strong momentum in recent months. The Company believes it offers the most potential for rapid and immediate growth, which could lead to ultimate profitability for the organization.

Since the third quarter of 2021, we have acquired substantial assets, including already approved diagnostic tests, which complement the research we had been conducting to-date. Despite DED being the most common ocular surface disorder, affecting approximately 350 million people worldwide—causing persistent eye irritation, blurred vision, pain and decreased quality of life—the sector has seen little innovation. There remains a desperate demand for better DED testing and diagnosis, especially at the point-of-care, and we believe we are well positioned to dominate this marketplace, while we actively work to develop and bring to market new solutions enabling us to offer comprehensive state-of-the-art suite of DED solutions.

Our next-generation solutions are unique in that they offer patients not only a fast and reliable answer as to why they are suffering, but offer a solution to physicians who are looking to help patients suffering from this overly common disease.

Covid Neutralizing Antibodies

Over the past few years, as COVID ravaged the world, our scientific team proved its world-class scientific acumen by swiftly developing first-in class COVID-19 neutralizing antibody tests. Shortly after its development, we filed for Emergency Use Authorization with the Food and Drug Administration (FDA), signed a distribution and manufacturing agreement, initiated live virus comparison studies, and filed several patent applications on the diagnostic tools. We waited in anticipation that the FDA would move quickly given the nature of the pandemic; however, we were disappointed week after week until we finally received a response that the FDA had changed its guidance and that they were denying our application. This was unfortunate especially given our firm belief in its efficacy and potential to assist in the global fight against this virus. In the last few months, we have adjusted our strategy to offer the rapid point-of-care test For Research Use Only to try and capture some revenue while we look for another partner to do the heavy lifting of running a new clinical study and resubmitting the EUA application. That said, we are fearful that the U.S. government’s drive to approve such solutions is fading, and that it is unlikely to grant an EUA to ours or similar tests, although it is still a possibility since this virus is likely going to be around for a long time. However, it is this realism that further underscored our need for a readjustment of our focus on the DED program.

QSOX1 Cancer Therapy

In terms of our oncological diagnostic program, our scientists have been diligently investigating the enzyme Quiescin Sulfhydryl Oxidase 1 (QSOX1), a master regulator of extracellular matrix remodeling and its overexpression by cancerous tumor cells that is clearly linked to promoting tumor invasion and metastasis. This discovery led us down three paths; one in the development of a diagnostics, point-of-care tool which would measure QSOX levels, leading to pre diagnosis of cancer; another being our identification and the licensing of SBI-183, a compound that showed promise as a cancer treatment given its QSOX1 suppressing properties and the last being that we were awarded a $395,880 phase I Small Business Innovation Research (SBIR) grant by the National Cancer Institute (NCI) to continue research and development of novel small molecules that inhibit the enzymatic activity of QSOX1 based on SBI-183. Given our razor sharp focus on DED, we have decided to postpone the submission of a Phase II SBIR grant.

DED Business

It is important to underscore the rationale supporting the Company’s decision to focus on DED. According to the American Academy of Ophthalmology, approximately 20 million people in the U.S. have DED and the number is growing in both young and old adults. It is imperative that clinicians determine how to best diagnose and treat DED.

Diagnosing DED is a particular challenge because of the multifactorial nature of the disease, with symptoms similar to other ocular surface conditions. There is often discordance between signs and symptoms, highlighting the need for more sensitive and accurate diagnostic tools. Figures from the American Journal of Ophthalmology corroborate this. As of July 2017, an estimated six million people reported DED symptoms without receiving a diagnosis.

The DED marketplace is massive, with analysts projecting the global market to grow at a CAGR of 6.6% from 2021 to 2026 and reach $6.1 billion by 2024.

Accordingly, in mid-2021, we started building the infrastructure and foundation needed to engage this large and dynamic market successfully. Our cutting-edge, next-generation solutions provide AXIM with far higher prospects of predictable growing revenue and earnings power.

On August 26, 2021, we signed an agreement to acquire two FDA-cleared 510(k)’s DED diagnostic testing technologies. The tests are part of a highly specialized point-of-care (POC) lab testing system explicitly designed to assist eye care physicians in detecting and quantifying various biomarkers associated with external ocular disorders. The tests are also approved for insurance and Medicare reimbursement. Both these tests are non-invasive, Rapid Lateral Flow Assays using tears:

 The first is a rapid (10-minute) lateral flow diagnostic assay that tests for exact levels of lactoferrin through the collection of 1.0 microliter in tears. The benefits of testing lactoferrin Levels in the tear film include:

•	Low Lactoferrin levels directly correlate to DED caused by aqueous deficiency
•	The severity of DED can be determined by the Lactoferrin level
•	Low Lactoferrin levels may represent increased surgical risk or contact lens intolerance
•	Changes in Lactoferrin levels may show the efficacy of the prescribed treatment

The second test is for the measurement of Ocular Immunoglobulin E (IgE), a biomarker for allergies and a key biomarker primarily associated with Dry Eye Disease. The benefits of Testing IgE Levels in the Tear Film include:

•	The presence of IgE indicates the diagnosis of allergic conjunctivitis
•	Levels of IgE increase with the severity of the allergic response
•	IgE testing can help differentiate allergic conjunctivitis from dry eye syndrome
•	Allergic conjunctivitis is a contraindication for LASIK and other surgical procedures

Lactoferrin is a tear protein that protects the ocular surface through antimicrobial and anti-inflammatory properties. Lower concentrations of lactoferrin have been demonstrated in patients with dry eye, which is associated with decreased aqueous tear production. Ocular Immunoglobulin E (IgE) is a biomarker for allergies and a key biomarker primarily associated with allergic conjunctivitis. Mild allergic conjunctivitis is frequently challenging to clinically distinguish from dry eye. AXIM’s diagnostic technology allows for eye doctors to not only identify and differentiate clinically overlapping conditions but also drive more targeted therapeutic interventions. The tests provide doctors with access to real-time quantitative results at the point-of-care, allowing them to better prescribe a therapy to patients, leading to overall improved personalized patient care.

On March 8 of this year, we announced that we had successfully developed what we believe to be the first-ever rapid quantitative tear test for MMP-9, an inflammatory biomarker for DED. Matrix metalloproteinase-9 (MMP-9), an inflammatory biomarker consistently elevated in the tears of dry eye patients. The central role of inflammation in OSD is widely recognized, but the ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which provides a positive/negative result. This “yes or no” report has clinical value, but it is limited.

The clinical benefits of our quantitative tear MMP-9 testing are a significant advance in the ability to measure the degree of inflammation affecting dry eye patients, allowing for more objective classification of their disease. Equally important would be the ability to measure improvement in control of inflammation that is the goal of many therapies for OSD, including pharmaceuticals, thermal pulsation treatments and even light based therapies.

Key Diagnostic Device Supply Agreement

In February of this year, we entered into a key supply agreement for DED test strip readers which will be deployed for diagnostic testing, focusing on lactoferrin levels. The readers, a point of care medical device, will be supplied by Barcelona, Spain-based IUL SA (“IUL”). We will be utilizing state-of-the-art portable iPeak readers that were tested against other comparable products. These readers are designed to hold different cassette sizes and are equipped with connectivity and can read cassettes of up to five strips and seven lines per strip at a time. iPeak is equipped with “Flash Eye” technology based on the principles of machine vision illumination.

We are also in the process of developing additional biomarker tests that will be done on the existing platform, without the constant need of the clinician to upgrade to a newer platform. The Lateral Flow test reader is software-driven and can be programmed to interpret other biomarkers as they are clinically studied and FDA approved. The test uses 1.0 microliters of human tear fluid that is applied to a disposable lateral flow cassette (one cassette per patient tested). The disposable single use cassette generates a substantial, recurring revenue stream for our eye business.

Exclusive Global Commercial Partnership

On September 19th, the Company announced that it had signed an exclusive global commercialization agreement with Verséa Ophthalmics, LLC, a business division of Verséa Holdings, Inc. (“Verséa”), one of the fastest growing U.S. healthcare companies, specialized in the sale and distribution of ocular diagnostic and therapeutic solutions.

The agreement will provide Verséa with the exclusive commercial right to AXIM’s proprietary portfolio of point-of-care (POC) lab testing readers and three key biomarker diagnostic tests designed specifically to assist eye-care physicians in detecting and quantifying biomarkers associated with aqueous deficient Dry Eye Disease and non-specific allergic conjunctivitis. The three AXIM’s key biomarker tests – the Ocular Immunoglobulin E (IgE) test, the Lactoferrin test, and the future MMP-9 test – require the collection of 1.0 microliters in tears and provide quantitative results in under 10 minutes, an industry-leading return time.

On September 30th, Verséa launched the IgE and Lactoferrin tests at the 2022 American Academy of Ophthalmology (AAO) and American Academy of Optometry (AAOPT) conferences. The MMP-9 test is anticipated to follow in the next 12-18 months upon FDA clearance. In recent months, AXIM has been preparing for the scaling of production of its tests in anticipation of an agreement such as the one reached with Verséa and is now prepared to support new orders associated with the agreement and subsequent launch.

The commercial launch of the Company’s IgE and Lactoferrin tests mark the evolution of Axim as a development-stage biotech company to a revenue generating healthcare organization. Since the development of our novel ocular diagnostic tests and subsequent success in proving their effectiveness, the Company had been searching for a partner with a solid commercial infrastructure and a firm commitment to eye care, capable of bringing our tests to clinical offices on a global scale. With existing sales channels to support their human amniotic membrane therapeutics, Verséa has added our technology to their expanding portfolio of healthcare solutions. Our partner’s mission aligns with that of the Company’s—together, we aim to change the landscape of dry eye disease diagnosis.

On October 4th, the Company announced that it had received an initial order of 19,000 point-of-care (POC) diagnostic tests and 100 readers targeting ocular surface diseases through its exclusive global commercialization partner Verséa Ophthalmics, LLC (“Verséa”), marking the Company’s first large-scale revenue generating order.

The order is part of the recently announced exclusive global commercialization agreement reached between Verséa and AXIM to support the commercial launch of sales at the 2022 American Academy of Ophthalmology (AAO) conference in Chicago. The order represents the largest revenue-generating event in the history of the Company. AXIM is completing the manufacturing and is preparing the order for shipment from its lab facilities in San Diego, California as per Verséa’s direction. The order includes both the tear based tests for Lactoferrin and Immunoglobulin E (IgE) as well as the 100 of the associated digital reader that allows for quantitative test results. The tests provide doctors with access to real-time quantitative results within 10 minutes, allowing them to more accurately diagnose and prescribe targeted therapy to patients, leading to overall improved personalized patient care. Both tests are FDA-cleared and have dedicated Medicare CPT codes that allow for rapid POC diagnosis of common ocular conditions such as dry eye disease (DED) and allergic conjunctivitis.

This large order through our agreement with Verséa Ophthalmics marks a pivotal point for AXIM, where we are revenue generating. This initial order through Versea also supports the Company’s vision that our tests and readers will become available in clinics nationwide. While our readers can be used over and over again, our test strips are one-time use and we expect to receive repeat orders from clinicians who have performed the tests and for this to be an additive to the growing new test demand.

The expectation with the Versea partnership is that the launch of the ocular surface disease testing platform is the beginning of a robust testing pipeline of future diagnostic test solutions that can be introduced on the same digital reader system. Eye care professionals have struggled with differentiating mild allergic conjunctivitis from dry eye disease as well as distinguishing between different causes of dry eye [aqueous deficient versus evaporative] which impacts clinical decision making. The portfolio of rapid, tear-based, quantitative point of care tests allows for more specific diagnoses, targeted therapeutic intervention and the potential for therapeutic monitoring which is a true breakthrough for the industry.

CLIA Waiver Process

Commencing early 2023, the Company plans to conduct a comparative clinical study. The objective will be to prove that the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED. This study is a key component of our filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We will be targeting a waiver for both IgE and the Lactoferrin diagnostic tests. The testing is expected to prove that the products are simple to use with minimal risks of erroneous results. The expected timeline for filing and a final CLIA decision is approximately three to six months.

Patented Tear Collection System

Tear fluid analysis contributes to the greater understanding of various ocular and systemic diseases. AXIM is developing and filed for a patent of a novel tear sample collector system that is extremely cost-effective to produce on a mass scale. It is soft, non-intimidating, and easy to use by untrained personnel. It features a simple indicator that appears on the strip when enough tear fluid has been absorbed.

AXIM 2023: Goals and Targeting Positive Cash Flow

Our DED business strategy is starting to take off. Looking ahead we plan to:

•	Successfully complete our clinical trials to prove the accuracy and ease of use to achieve CLIA waivers.
•	Generate positive, peer reviewed reviews by eye care professionals as to the performance and ease of use.
•

Evaluate other next-generation DED treatments that may include oral or topical therapeutics. We have one in our cross-sights and, when ready, plan to commence clinical research with a leading university to prove safety and efficacy. If it works out as expected, we plan to pursue a license or business combination.

•	Penetrate the ophthalmologist and optometrist marketplace through our partner with our industry-changing DED diagnostic technology.
•	Identify potential strategic acquisition targets to accelerate our DED diagnostic and therapeutic applications and capabilities expansion.
•	Grow our DED business to reach a positive cash flow run rate by the end of 2023 and build its profitability beyond.

With our partnership with Versea, Axim is now commercializing a healthcare solution that holds the potential to truly revolutionize the world. With the sales launch of Axim’s diagnostic platform, Axim is executing on vision of penetrating a market where DED impacts over 350 million people. This strategy will enable our business to grow revenues and increase our earnings power to enhance shareholder value.

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

On May 24, 2022, we announced that we had completed the optimization of a rapid diagnostics test for the quantitative measurement of Ocular Immunoglobulin E (IgE), a biomarker for ocular allergies.

On June 2, 2022, we launched the Company’s new mobile-optimized website designed to provide doctors, researchers and other medical professionals with tailored, timely information and resources that will enable them to make informed decisions when purchasing AXIM’s proprietary diagnostic tests.

On July 12, 2022, we announced our publication in collaboration with researchers at Arizona State University (ASU) entitled, “Third COVID-19 Vaccine Dose Boosts Neutralizing Antibodies in Poor Responders“ in Communications Medicine, part of the Nature family of journals.

On July 21, 2022, we announced that Axim’s CEO John Huemoeller had been featured on the Vision is More Than 20/20™ podcast.

On July 26, 2022, we announced that we had developed an enhanced version of its rapid Ocular Immunoglobulin E (IgE) test in response to a study recently published in Nature that climate change is making allergy season occur sooner and for a longer period of time than in recent years.

On September 19, 2022, we signed an exclusive global commercial partnership agreement with Verséa Ophthalmics, LLC, a business division of Verséa Holdings, Inc. (“Verséa”), one of the fastest growing US healthcare companies, specialized in the sale and distribution of ocular diagnostic relating to Axim’s proprietary portfolio of point-of-care (POC) lab testing readers and three key biomarker diagnostic tests designed specifically to assist eye-care physicians in detecting and quantifying biomarkers associated with aqueous deficient Dry Eye Disease and non-specific allergic conjunctivitis.

On September 29, 2022, we started selling our ophthalmic point-of-care (POC) diagnostic product portfolio in advance of the American Academy of Ophthalmology Annual Meeting through our exclusive commercialization partner Verséa Ophthalmics, LLC, a subsidiary of Verséa Holdings, Inc.

On October 4, 2022, we received an initial order of 19,000 point-of-care (POC) diagnostic tests and 100 readers targeting ocular surface diseases through our exclusive global commercialization partner Verséa Ophthalmics, LLC (“Verséa”), marking the Company’s first large-scale revenue generating order.

Anticipated Expenses

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, (iv) continued research and development, and (v) inventory for sales of dye eye products.

INTELLECTUAL PROPERTY

OVERVIEW:

Category	Issued Patent	Provisional Patent Applications
QSOX-1	1	11
SARS-CoV-2		13
EYE Health		2
EIS Platform		6

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

F. Molecules and Related Assays, Test Kits and Methods

1. US Provisional Patent Application No. 63/378,673

Filing Date: October 6, 2022

Title: Molecules and Related Assays, Test Kits and Methods

Assignee: Axim Biotechnologies, Inc.

Various recombinant proteins, test kits, test kit components and methods for detecting and measuring first and second different antibodies are provided in the invention. In some aspects, a test kit and method for detecting and measuring “binding antibodies” (for example, non-neutralizing antibodies) as well as “functional antibodies” (for example, neutralizing) in a single test and at the same time are demonstrated. Such test kit and method can advantageously improve the diagnosis and therapy of various diseases.

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

6. Title: Point-of-Care Apparatus and Methods for Detecting Cancer Using Electrochemical Impedance or Capacitance Spectroscopy

US Patent Application No. 17/876,364

Filing Date: July 28, 2022

Assignee: Axim Biotechnologies, Inc.

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

2. Title: TESTS FOR HUMAN MONOMERIC LACRITIN

US Patent Application No. 63/301,437 Filed January 20, 2022

Exclusive Licensee: AXIM Biotechnologies, Inc.

The invention relates to a Rapid Point of Care test for Human Monomeric Lacritin. Lacritin is a tear protein that, in its monomeric form, autonomously promotes tearing and ocular surface survival. Lacritin is the only identified growth-like factor decreased in tears from patients with ocular surface inflammation resulting from blepharitis, and it is downregulated in contact lens-related dry eye. This provisional describes six different lateral flow assay designs for the detection of monomeric lacritin from human tears to diagnose blepharitis, Sjögren’s syndrome, Dry Eye Disease and other inflammatory conditions or as a companion diagnostics at point of care settings.

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

Source and Availability of Raw Materials

In General there are a limited number of suppliers for raw materials that we use to manufacture our products and product candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by us.

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

Employees

As of September 30, 2022, we had six full-time employees and three part-time employees. We also allow and utilize the services of independent contractors. Management believes that we have a good relationship with our employees.

Company Website

We maintain a corporate Internet website at: www.aximbiotech.com and an eye care-related website at: www.aximeye.com. The contents of our website are not incorporated in or otherwise to be regarded as part of this Report.

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

As of September 30, 2022, we had cash and cash equivalents of $163,746, working capital deficit of $(2,914,013), and an accumulated deficit of $63,226,126. We estimate our G&A expenses for 2022 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2022 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We do not expect R&D expenditures to exceed $2 million in 2022.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $2,914,013, has an accumulated deficit of $63,226,126, has cash used in continuing operating activities of $1,728,821 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

The below will be updated upon auditor review

Results of Operations

Comparison of the nine months and the three months ended September 30, 2022 and 2021

Nine months ended	September 30, 2022	September 30, 2021		$ Change	% Change
Revenues	$1,314	$55,651		$(54,337)	>	100%
Gross margin percentage	-	-		-		-
Operating expenses	3,511,721	6,383,145		(2,871,424)	>	44%
Loss from continuing operations	(3,510,407)	(6,327,494)		(2,817,087)	>	44%
Loss from discontinued operations		(4,633)		4,633		100%
Other expenses (income)	1,833,492	1,651,007		182,485		11%
Net loss	$(5,343,899)	(7,983,134	) )	(2,639,235)	>	33%

Three months ended	September 30 2022	September 30, 2021	$ Change	% Change
Revenues	$1,314	$8,127	$(6,813)	>	83%
Gross margin percentage	-	-	-		-
Operating expenses	1,319,234	3,286,583	(1,967,349)	>	59%
Loss from continuing operations	(1,317,920)	(3,278,456)	(1,960,536)	>	59%
Loss from discontinued operations					. %
Other expenses (income)	716,627	13,221	703,406		5320%
Net loss	$(2,034,547)	(3,291,677)	(1,257,130)	>	38%

Revenue

Revenues from continuing operations recognized for the nine months ended September 30, 2022 and 2021 amounted to $1,314 and $55,651, respectively. Revenues from discontinued operations recognized for nine months ended September 30, 2022 and 2021 amounted to $0 and $0.

Cost of Revenue from continuing operations recognized for Nine months ended September 30, 2022 and 2021 amounted to $-0- and $-0-, respectively. Cost of Revenue from discontinued operations recognized for three months ended September 30, 2022 and 2021 amounted to, $0and $0, respectively.

Revenues from continuing operations recognized for the three months ended September 30, 2022 and 2021 amounted to $1,314 and $8,127, respectively. Revenues from discontinued operations recognized for three months ended September 30, 2022 and 2021 amounted to $0 and $0.

Cost of Revenue from continuing operations recognized for three months ended September 30, 2022 and 2021 amounted to $-0- and $-0-, respectively. Cost of Revenue from discontinued operations recognized for three months ended September 30, 2022 and 2021 amounted to, $0 and $0, respectively.

Operating Expenses

Research and Development Expenses

For the three and nine months ended September 30, 2022 and 2021 the Company incurred research and development expenses of $29,722, $109,086 and $67,263 and $216,282 from continuing operations, respectively.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three and nine months ending September 30, 2022 and 2021 were $1,182,768, $3,083,349, and $2,519,527, $4,812,790 respectively. The decrease is primarily due to services in legal, consulting and accounting, advertising and s because of the decrease that was caused by the acquisition of Sapphire Biotech and Advanced tear Diagnostics

Depreciation Expenses

For the three and nine months ending September 30, 2022 and 2021 our depreciation expenses were $8,132, $23,451 and $6,935, $20,119. The increase is primarily due to the purchase of fixed assets

Amortization Expenses

For the three and nine months ended September 30, 2022 our amortization expenses were $98,612, $295,835 and $692,858 and $1,333,954. The decrease primarily due to writing off the intangible assets as a result of the acquisition of Sapphire Biotech.

Other Income and Expenses

Our interest expenses for the three and nine months ended September 30, 2022 and 2021 were $57,481, $1,629,355 and $56,007, $175,915 respectively, variance was due to non-cash interest expenses. Loss on extinguishment of debt for the three and nine months ended September 30, 2022 and 2021 were $111,818, $490,641 and $-0-, $1,535,264 respectively, variance was result of debt exchange. Amortization of debt discount was $46,441, $132,521and $17,456 and, $220,578, respectively. Income grants from government for the three and nine months ending September 30, 2022 and 2021 were $0, $0 and $59,986 and $279,981 respectively, and the variance was a result of receiving innovation research grants from NCI in 2021.

For the nine Months Ended September 30, 2022 and 2021

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $1,728,821 and $0, respectively, for the nine months ended September 30, 2022, as compared to net cash used of $1,689,200 and $4,633 for the nine months ended September 30, 2021. The cash used in operating activities is primarily attributable to our net loss from operations of $5,343,899 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the nine months ended September 30, 2022, stock-based compensation was $888,313, amortization of debt discount was $132,521, common stock issued for service was $79,500, amortization of intangible was $295,835, loss on extinguishment of debt was $137,388, non-cash interest expense was $1,316,846, loss on conversion of debt of $122,887, common stock issued on settlement  $230,369, and severance cost of $102,387, depreciation expense of $23,451  and this was offset by change in fair value if derivative liability of $418,769. For the Nine months ended September 30, 2021 these non-cash expenses were stock-based compensation of $953,076 and amortization of $1,333,954. For the nine months ended September 30, 2022 and 2021 the Company recorded increase to accounts payable and accrued expenses of $371,537, $228,426, respectively, of continuing operating activities.

Net Cash provided by Investing Activities

Net cash used in  investing activities during the period ended September 30, 2022 $8,710 and $30,022, respectively for the same period in 2021 due to purchase of equipment and patents

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months period ended September 30, 2022, was $1,448,314, and $1,605,051 for the same period in 2021. The Company has successfully raised significant capital in exchange for its common stock for the nine months ended September 30, 2022 and 2021.

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

Foreign Currency Transactions

Foreign exchange gain (loss) in the three and nine months ended September 30, 2022 was $0, compared to $152,152 for the same periods in 2021. All foreign currency gain (loss) were related to discontinued operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30,2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30,2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first and second quarter 2022 the company issued 10,750,000 shares pursuant to an S-1 valued at $973,495.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of September, 2022 (unaudited) and December 31, 2021.

Condensed Consolidated Statements of Operations for the three and Nine months ended September 30, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Nine months ended September 30, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,, 2022 and 2021 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: November 14, 2022	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: November 14, 2022	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

