Form 10-Q/A
period 2022-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2022-11-15
CIK 1514946

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended September 30, 2022, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

On September 27, 2021 the Company entered into convertible note purchase agreement with GS Capital LLC in the amount of $1,110,000. The note had an original issue discount of $100,000, bridge financing fees of $100,000 and legal costs of $30,000, which were amortized to financing cost on the issuance of note. It bears interest at a rate of 6% and matures September 29, 2022. The note is convertible to free trading shares six months after issuance at a conversion price of $0.25 per share subject to a 10 day look back period at time of conversion if the stock is trading at less than $0.25 for more than 5 days then the conversion price will be a 30 percent discount to the average of the two lowest closing prices within the 10 day look back period. On February 10, 2022, the Company paid in full the remaining balance due on that certain convertible note issued to GS Capital Partners, LLC, face value $1,110,000 (as amended, the “GS Note”). In connection with the repayment, the Company was required to pay accrued interest in the amount of $21,863, by issuing 173,390 restricted shares of the Company’s common stock pursuant to the formula set forth in the GS Note. The shares were issued February 22, 2022 and valued at the closing price on that date at $0.19 per shares which was valued at $32,944 for the accrued interest of $21,863 and the balance $11,081 was recorded as loss on conversion under loss on extinguishment of debt in statement of operation. Also the Company paid $133,200 as penalty for early repayment recorded under interest expenses in statement of operation. As of September 30, 2022 and December 31, 2021, the balance of this convertible note was $0 and $1,126,919, which included $0 and $16,919 accrued interest; respectively.

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

AXIM BIOTECHNOLOGIES, INC.

Dated: November 15, 2022	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: November 15, 2022	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

