Form 10-K
period 2022-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2023-04-17
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. ☐

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable eff ort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fi led by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 223,649,403

DOCUMENTS INCORPORATED BY REFERENCE

None

AXIM BIOTECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Axim’s core competencies include development of rapid lateral flow immunoassays, reagents and monoclonal antibody development for such assays. Our current products fall into these categories:

(1) Eye Health, wherein we acquired two FDA cleared 510(k) tests for dye eye disease and have internally developed a third assay; and

(2) SARS-CoV-2 neutralizing antibody tests; and

(3) A new fentanyl neutralizing antibody test in collaboration with new vaccines under development.

Following the acquisition of two FDA cleared 510(k) tests for dye eye disease, the Company’s product focus has been primarily in the area of Eye Health. We continue to maintain the products and assays developed in connection with SARS-CoV-2 neutralizing antibody tests should a commercialization opportunity present itself in the future. The Company is developing a new rapid diagnostic test to collaborate with leading universities to stop the deadly opioid crisis with new fentanyl vaccines.

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

In exchange for 100% of the issued and outstanding shares of Sapphire, we issued an aggregate of 54,000,000 newly issued shares of AXIM common stock to Sapphire’s existing stockholders (the “Share Exchange”). As a result of the Share Exchange, Sapphire became a wholly owned subsidiary of the Company, which has resulted in consolidated financial reporting by the Company to include the results of Sapphire.

Acquisition of Advanced Tear Diagnostics, LLC Technology

On August 26, 2021, we purchased certain eye disease diagnostic technology from Advanced Tear Diagnostics, LLC, a Delaware Limited Liability Company (“Advanced Tear”), consisting of worldwide exclusive licenses to manufacture, distribute and sell 510(k) cleared medical diagnostic devices already being marketed for Lactoferrin, a biomarker for dry eye disease and for IgE, a biomarker for allergic ocular reaction and ownership of the two FDA registered 510(k) clearances (collectively, the “DED Licenses”). Pursuant to the agreement, AXIM became the FDA registered owner of the two 510(k)’s The purchase price for the technology licenses and the 510(k)’s was $4,270,000, which price was paid by issuing 7,000,000 restricted shares of Company common stock to Advanced Tear.

This asset purchase will prohibit another company from manufacturing the same devices under the 510(k)’s now owned by AXIM. Companies wishing to compete with AXIM by manufacturing the diagnostic devices acquire by AXIM must initiate a new 510(k) application and conduct costly clinical trial in support of the lengthy clearance process.

Also on August 26, 2021, we purchased technology and intellectual property relating to electrochemical impedance spectroscopy which included five pending patent applications (the “Pending Patents”) from Advanced Tear for $250,000 (includes assuming and paying $30,000 of the Advanced Tear liabilities). The bulk of the purchase price ($210,000) was in a note that requires seven equal monthly payments of $30,000, which payment started on September 3, 2021. The note has since been paid in full.

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

Currently, we have FDA 510(k) clearance to test Lactoferrin (aqueous deficiency biomarker) and IgE (non-specific allergy biomarker). Our objective is to establish point of care testing for dry eye disease (“DED”) and to establish this modality as the new standard of care. The tests are quick, simple to use, and inexpensive to the clinic. The tests are CMS and private insurance reimbursable.

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

On September 19, 2022 the Company announced that it had signed an exclusive global commercialization agreement with Verséa Ophthalmics, LLC, a business division of Verséa Holdings, Inc. (“Verséa”), is one of the fastest growing U.S. healthcare companies, specialized in the sale and distribution of diagnostic and therapeutic solutions.

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

The FDA allows for a CLIA waiver, and we intend to pursue a waiver for both current tests and all future product offerings. Our scientists have been diligently making patentable improvements to the tests which will simplify use by the clinician and enhance likelihood the CLIA waiver approval. We plan to file for the waiver early in the second quarter of 2023 after conducting a fairly simple comparative clinical study. The objective will be to determine whether the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED, which we believe is the case. This study is a key component of the filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We believe that the acquisition of these FDA 510k cleared diagnostic products, a waiver and the distribution partnership we have with Versea will allow the business to grow at a rapid pace.

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

Ocular Lactoferrin )Lf) CPT code 83520 2021 CMS reimbursement $17.27/eye*

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

Market demand for the system is expected to be moderate to begin with until we are granted a waiver from CLIA. At that time, we expect extremely high demand for our system and tests. We also expect very high demand for our recently developed MMP-9 quantitative test once we obtain FDA 510(k) clearance. While we must compete with other capital equipment expenditures under consideration in any ophthalmic physician’s office, we believe that no other ophthalmic device offers the combination of compelling clinical and financial benefits afforded by our system. The clinical utility of the tests offers important diagnostic precision, differentiation and treatment management direction. Inner-office efficiencies significantly improve the patient flow characteristics, reducing patients in office visit time and greatly reducing physicians chair time with each patient.

Financially, for every patient tested per day, the physician will receive, on average, $2 in reimbursement for every $1 expended on supplies. CMS and private insurance allow for physicians to retest their patients as often as deemed medically necessary.

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

We intend to run a clinical study for MMP-9 in the 2nd quarter of 2020. The distribution agreement we have with Versea calls for Versea to pay for half of the expense in return for a paid up license to market the test after the FDA 510(k) clearance is achieved.

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

Since the third quarter of 2021, we have acquired substantial assets, including already approved diagnostic tests, which complement the research we had been conducting to date. Despite DED being the most common ocular surface disorder, affecting approximately 350 million people worldwide—causing persistent eye irritation, blurred vision, pain and decreased quality of life—the sector has seen little innovation. There remains a desperate demand for better DED testing and diagnosis, especially at the point-of-care, and we believe we are well positioned to dominate this marketplace, while we actively work to develop and bring to market new solutions enabling us to offer comprehensive state-of-the-art suite of DED solutions.

Our next-generation solutions are unique in that they offer patients not only a fast and reliable answer as to why they are suffering, but also offer a solution to physicians who are looking to help patients suffering from this overly common disease.

Covid Neutralizing Antibodies

Over the past few years, as COVID ravaged the world, our scientific team proved its world-class scientific acumen by swiftly developing first-in class COVID-19 neutralizing antibody tests. Shortly after its development, we filed for Emergency Use Authorization with the Food and Drug Administration (FDA), signed a distribution and manufacturing agreement, initiated live virus comparison studies, and filed several patent applications on the diagnostic tools. We waited in anticipation that the FDA would move quickly given the nature of the pandemic; however, we were disappointed week after week until we finally received a response that the FDA had changed its guidance and that they were denying our application. This was unfortunate especially given our firm belief in its efficacy and potential to assist in the global fight against this virus. In the last few months, we have adjusted our strategy to offer the rapid point-of-care test For Research Use Only to try and capture some revenue while we look for another partner to do the heavy lifting of running a new clinical study and resubmitting the EUA application. That said, we are fearful that the US government’s drive to approve such solutions is fading and that it is unlikely to grant an EUA to ours or similar tests, although it is still a possibility since this virus is likely going to be around for a long time. However, it is this realism that further underscored our need for a readjustment of our focus on the DED program.

DED Business

It is important to underscore the rationale supporting the Company’s decision to focus on DED. According to the American Academy of Ophthalmology, approximately 20 million people in the US are afflicted with DED and the number is growing in both young and old adults. It is imperative that clinicians determine how to best diagnose and treat DED.

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

On March 8th of this year, we announced that we had successfully developed what we believe to be the first-ever rapid quantitative tear test for MMP-9, an inflammatory biomarker for DED. Matrix metalloproteinase-9 (MMP-9) is an inflammatory biomarker consistently elevated in the tears of dry eye patients. The central role of inflammation in Ocular Surface Disease (OSD )is widely recognized, but the ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which provides a positive/negative result. This “yes or no” report has clinical value, but it is limited. OSD occurs when there is damage to the front surface of the eyes, the cornea. OSD includes dry eye syndrome, but also refers to a number of other disorders that affect the surface of the eye and can cause significant issues with vision and quality of life.

The clinical benefits of our quantitative tear MMP-9 testing are a significant advance in the ability to measure the degree of inflammation affecting dry eye patients, allowing for more objective classification of their disease. Equally important would be the ability to measure improvement in control of inflammation that is the goal of many therapies for OSD, including pharmaceuticals, thermal pulsation treatments and even light-based therapies.

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

Exclusive Global Commercial Partnership

On September 19, the Company announced that it had signed an exclusive global commercialization agreement with Verséa Ophthalmics, LLC, a business division of Verséa Holdings, Inc. (“Verséa”), one of the fastest growing US healthcare companies, specialized in the sale and distribution of ocular diagnostic and therapeutic solutions.

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

On September 30, Verséa launched the IgE and Lactoferrin tests at the 2022 American Academy of Ophthalmology (AAO) and American Academy of Optometry (AAOPT) conferences. The MMP-9 test is anticipated to follow in the next 12-18 months upon FDA clearance. In recent months, AXIM has been preparing for the scaling of production of its tests in anticipation of significant new orders associated with the Verséa agreement and subsequent launch.

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

On October 4, the Company announced that it had received an initial order of 19,000 point-of-care (POC) diagnostic tests and 100 readers targeting ocular surface diseases through its exclusive global commercialization partner Verséa Ophthalmics, LLC (“Verséa”), marking the Company’s first large-scale revenue generating order.

The order is part of the recently announced exclusive global commercialization agreement reached between Verséa and AXIM to support the commercial launch of sales at the 2022 American Academy of Ophthalmology (AAO) conference in Chicago. This order represents the largest revenue-generating event in the history of AXIM. AXIM is completing the manufacturing and is preparing the order for shipment from its lab facilities in San Diego, California as per Verséa’s direction. The order includes both the tear-based tests for Lactoferrin and Immunoglobulin E (IgE) as well as the 100 associated digital readers that allow for quantitative test results. The tests provide doctors with access to real-time quantitative results within 10 minutes, allowing them to more accurately diagnose and prescribe targeted therapy to patients, leading to overall improved personalized patient care. Both tests are FDA-cleared and have dedicated Medicare CPT codes that allow for rapid POC diagnosis of common ocular conditions such as dry eye disease (DED) and allergic conjunctivitis.

 This large order through our agreement with Verséa Ophthalmics marks a pivotal point for AXIM, where we are revenue generating. This initial order through Versea also supports the Company’s vision that our tests and readers will become available in clinics nationwide. While our readers can be used over and over again, our test strips are one-time use, and we expect to receive repeat orders from clinicians who have performed the tests. This will be a significant revenue additive to the growing new test demand.

The expectation with the Verséa partnership is that the launch of the ocular surface disease testing platform is the beginning of a robust testing pipeline of future diagnostic test solutions that can be introduced on the same digital reader system. Eye care professionals have struggled with differentiating mild allergic conjunctivitis from dry eye disease as well as distinguishing between different causes of dry eye [aqueous deficient versus evaporative] which impacts clinical decision making. The portfolio of rapid, tear-based, quantitative point of care tests allows for more specific diagnoses, targeted therapeutic intervention and the potential for therapeutic monitoring which is a true breakthrough for the industry.

CLIA Waiver Process

Commencing early 2023, the Company plans to conduct a comparative clinical study. The objective will be to prove that the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED. This study is a key component of our filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We will be targeting a waiver for both IgE and the Lactoferrin diagnostic tests. The testing is expected to prove that the products are simple to use with minimal risks of erroneous results. The expected timeline for filing and receiving a final CLIA decision is approximately three to six months.

Patented Tear Collection System

Tear fluid analysis contributes to the greater understanding of various ocular and systemic diseases. However, there is a pressing need for a better tear collection system. AXIM has invented a patent-pending novel tear sample collector system that is extremely cost-effective to produce on a mass scale. It is soft, non-intimidating, and easy to use by untrained personnel. It features a simple indicator that appears on the strip when enough tear fluid has been absorbed. We plan to develop this concept in 2023.

AXIM 2023: Goals and Targeting Positive Cash Flow

Our DED business strategy is starting to take off. Looking ahead we plan to:

•	Successfully complete our clinical trials to prove the accuracy and ease of use to achieve CLIA waivers

•	Generate positive, peer-reviewed reviews by eye care professionals as to the performance and ease of use

•

Evaluate other next-generation DED treatments that may include oral or topical therapeutics. We have one in our cross-sights and, when ready, plan to commence clinical research with a leading university to prove safety and efficacy. If it works out as expected, we plan to pursue a license or business combination [IS THIS STILL ACCURATE?]

•	Penetrate the ophthalmologist and optometrist marketplace through our partner with our industry-changing DED diagnostic technology

•	Identify potential strategic acquisition targets to accelerate our DED diagnostic and therapeutic applications and capabilities expansion

•	Grow our DED business to reach a positive cash flow run rate by the end of 2023 and build its profitability beyond

With the sales launch of AXIM’s diagnostic platform, AXIM is executing on our vision of penetrating a market where DED impacts over 350 million people. This strategy will enable our business to grow revenues and increase our earnings power to enhance shareholder value.

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

On July 12, 2022, we announced our publication in collaboration with researchers at Arizona State University (ASU) entitled, “Third COVID-19 Vaccine Dose Boosts Neutralizing Antibodies in Poor Responders” in Communications Medicine, part of the Nature family of journals.

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

On December 6, 2022, our commercial partner, Versea Ophthalmics highlighted the benefits of AXIM’s Eye Diagnostic Solutions in leading scientific media, including Eyes On 2023 and the Ophthalmology Times.

In both interviews, Dr. Rob Sambursky emphasized the improved features of AXIM’s tests, noting that while osmolarity testing is currently taking place with ocular surface disease patients, the rapid new tear based tests is complementary to those existing tests and enhance a clinician’s ability to manage treatment in a more personalized way.

On December 13, 2022, AXIM announced the development of a novel dual IgE/MMP rapid ophthalmological diagnostic test for which the Company filed a provisional patent with the US Patent and Trademark Office. The new product offers clinicians an innovative new rapid ophthalmological diagnostic solution designed to reliably measure both Ocular Immunoglobulin E (IgE) and MMP-9 in a single test. The test is slated for further clinical development in the first quarter of 2023 and, once FDA approved, will be added to AXIM’s expanding catalog of ophthalmological diagnostic tools available to clinicians throughout North America.

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

1. US Provisional Application No. 63/066,104 filed August 14, 2020;

US Provisional Application No. 63/084,407 filed September 28, 2020

Title: Facemask Having Enhanced Infectious Agent Capturing and Related Methods

Assignee: Axim Biotechnologies, Inc.

The invention is a facemask with a filtration material and an infectious agent capture-moiety. Infectious agent capture-moiety refers to any compound or biomolecule that can bind to any infectious agent. The filtration material acts as a scaffold to either directly block or impede the flow-through of the infectious agent or to support the infectious agent capture moiety. The infectious agent capture-moiety then functions to directly block or impede the flow-through of an infectious agent. The infectious agent-capture moiety can be aerosolized and sprayed or applied onto pre-treated filtration material and can be specific to capture infectious agents, such as SARS-CoV-2. In such embodiments, the facemask is capable of providing enhanced protection for the user and to others from SARS-CoV2.

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

2. Title: TESTS FOR HUMAN MONOMERIC LACRITIN

US Patent Application No. 63/301,437 Filed January 20, 2022

Exclusive Licensee: AXIM Biotechnologies, Inc.

The invention relates to a Rapid Point of Care test for Human Monomeric Lacritin. Lacritin is a tear protein that, in its monomeric form, autonomously promotes tearing and ocular surface survival. Lacritin is the only identified growth-like factor decreased in tears from patients with ocular surface inflammation resulting from blepharitis, and it is downregulated in contact lens-related dry eye. This provisional describes six different lateral flow assay designs for the detection of monomeric lacritin from human tears to diagnose blepharitis, Sjögren’s syndrome, Dry Eye Disease and other inflammatory conditions or as companion diagnostics at point of care settings.

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

Source and Availability of Raw Materials

In General, there are a limited number of suppliers for raw materials that we use to manufacture our products and product candidates, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by us.

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

Government Regulation

Government authorities in the US (including federal, state and local authorities) and in other countries extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, export and import of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable regulatory requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.

Many, if not all of our customers, are covered entities under the Health Insurance Portability and Accountability Act of August 1996 or HIPAA. As part of the operation of our business, we provide reimbursement assistance to certain of our customers and as a result we act in the capacity of a business associate with respect to any patient-identifiable medical information, or PHI, we receive in connection with these services. We and our customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. The provisions of HIPAA require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic PHI, or EPHI or electronic protected health information. We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our employees or consultants, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and recent omnibus revisions to the HIPAA regulations, we are directly subject to HIPAA’s criminal and civil penalties for breaches of our privacy and security obligations and are required to comply with security breach notification requirements. The direct applicability of the HIPAA privacy and security provisions and compliance with the notification requirements requires us to incur additional costs and may restrict our business operations.

US Government Regulation

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

Unless exempted by regulation, medical devices may not be commercially distributed in the United States until they have been cleared or approved by the FDA. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Class II devices, the classification assigned to our two tests for lactoferrin and IgE, are subject to general controls, such as labeling, pre-market notification and adherence to good manufacturing practices. Laboratories or sites that perform our tests need to have a CLIA certificate, will be inspected, and must meet the CLIA quality standards.

After a device receives 510(k) clearance, any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, would require a new 510(k) clearance or an approval of a Premarket Approval, or PMA. A PMA is the FDA process of scientific or regulatory review to evaluate the safety and effectiveness of Class II medical devices which are those devices which support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Although the FDA requires the manufacturer to make the initial determination regarding the effect of a modification to the device that is subject to 510(k) clearance, the FDA can review the manufacturer’s determination at any time and require the manufacturer to seek another 510(k) clearance or an approval of a PMA.

CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of in vitro diagnostic tests: (1) waived; (2) moderately complex; and (3) highly complex. The standards applicable to a clinical laboratory depend on the level of diagnostic tests it performs. A CLIA waiver is available to clinical laboratory test systems if they meet certain requirements established by the statute. Waived tests are simple laboratory examinations and procedures employing methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible or pose no reasonable risk of harm to patients if the examinations or procedures are performed incorrectly. These tests are waived from regulatory oversight of the user other than the requirement to follow the manufacturer’s labeling and directions for use. We intend to file a CLIA waiver application for the AXIM Eye System.

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

Employees

As of December 31, 2022, we had six full-time employees and three part-time employees. We also allow and utilize the services of independent contractors. Management believes that we have a good relationship with our employees.

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

☐	Even though the Axim Eye System has received all regulatory approvals in the United States, it may never be successfully commercialized.
☐	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

25

☐

We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

☐

Economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, could harm our financial condition and results of operations.

☐	We may be adversely affected by the effects of inflation.
☐	We will face challenges in bringing Axim Eye System to market in the United States and may not succeed in executing our business plan.
☐	Our near-term success is highly dependent on the success of the Axim Eye System, and we cannot be certain that it will be successfully commercialized in the United States.
☐	Our business is subject to health care industry and government cost-containment measures that could result in reduced sales of our Axim Eye System.
☐	If we are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.
☐

If we are unable to fully comply with federal and state “fraud and abuse laws,” we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

☐

If we fail to comply with contractual obligations and applicable laws and regulations governing the handling of patient identifiable medical information, we could suffer material losses or be adversely affected by exposure to material penalties and liabilities.

☐	We may face future product liability claims.
☐

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.

☐	We rely on a limited number of suppliers of each of the key components of the Axim Eye System and are vulnerable to fluctuations in the availability and price of our suppliers’ products and services.
☐	We face intense competition, and our failure to compete effectively could have a material adverse effect on our results of operations.
☐

The regulatory approval processes of the FDA, and comparable foreign authorities are lengthy, time consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

☐

We may expend our limited resources to pursue a particular product, product candidate or indication, and may fail to capitalize on products, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

☐

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

☐

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

☐	We may not be able to manufacture our products or product candidates in commercial quantities, which would prevent us from commercializing our products and product candidates.
☐	Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.
☐

Our commercial success depends upon us attaining significant market acceptance of our product candidates, if approved for sale, among ophthalmologists, physicians, patients, healthcare payors and major operators of cancer and other clinics.

☐	Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.
☐

Our collaborations depend upon the efforts of third parties to fund and manage the development of many of our potential product candidates, and failure of those third-party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.

26

☐

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business. We will need to increase the size of our company and may not effectively manage our growth.

☐

We may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

☐

We have acquired, and may in the future acquire, assets, businesses and technologies as part of our business strategy. If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

☐	Any acquisitions we make could disrupt our business and seriously harm our financial condition.
☐	Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated or circumvented, our business will be adversely affected.
☐

If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

☐

Claims that we infringe upon the rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

☐	If we breach any of the agreements under which we license commercialization rights to our product candidates from third parties, we could lose license rights that are important to our business.
☐	From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.
☐	The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.
☐	Insiders have substantial influence over us and could delay or prevent a change in corporate control.
☐	We have never paid cash dividends and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.
☐	We have issued preferred stock with designations, rights and preferences that are superior to that of our common stock, and we may issue additional shares of preferred stock in the future.

Risks Related to Our Financial Position and Capital Requirements

We are an early stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market certain of our product candidates or generate product related revenues.

We are primarily an early stage biotechnology company that began operating in 2010, but did not commence research and development activities with respect to our current business segments until in 2019 or later. Medical device development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that certain of our product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

The Axim Eye System is currently our only FDA approved product. We anticipate launching sales in the United States in the second or third quarter of 2023 to those reference and physician operated laboratories with Clinical Laboratory Improvement Act (“CLIA”) Class II certifications. Although the Axim Eye System has received all necessary regulatory approvals in the United States, it may never be successfully commercialized. If the Axim Eye System or any of our other products are not successfully commercialized, we may not be able to generate enough revenue to become profitable or continue our operations. Any failure of the Axim Eye System to be successfully commercialized in the United States could have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2022 and 2021, we had an accumulated deficit related to our continuing operations of $64,125,176 and $57,882,227, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to continue as we identify and advance other product candidates, (i) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (ii) expand our corporate, development and manufacturing infrastructure, (iii) support our subsidiaries’, including Sapphire’s, pre-clinical development and commercialization efforts and (ix) the acquisition and further development of the eye care tests. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding, which may not be available to us on acceptable terms, if at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.

As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise additional capital, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the years ended December 31, 2022 and 2021 included a “going concern” explanatory paragraph indicating that our recurring losses from operations, negative working capital, recurring negative cash flows from operations and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

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

Our future capital requirements will depend on many factors, including:

☐	the commercial acceptance of our two FDA cleared diagnostic tests for dye eye disease
☐	the need to preform clinical studies for FDA clearance of our new MMP-9 test
☐	the number of product candidates we pursue;
☐	the time and costs involved in obtaining regulatory approvals;
☐	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
☐	our plans to establish sales, marketing and/or manufacturing capabilities;
☐	the effect of competing technological and market developments;
☐	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
☐	general market conditions for offerings from biopharmaceutical companies;
☐	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
☐	our obligations under our debt arrangements;
☐	the time and costs involved in defending and enforcing our rights in various litigation matters;
☐	the effect of the COVID-19 pandemic; and
☐	our revenues, if any, from successful development and commercialization of our product candidates.

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

☐

Our clinical trials may not succeed. Clinical testing is expensive and can take longer than originally anticipated. The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing. We could encounter unexpected problems, which could result in a delay in efforts to complete clinical trials supporting our commercialization efforts.

30

☐

The Axim Eye System is rated as CLIA Class II medical device, which requires our customers to be certified under CLIA requirements, including certain parallel state requirements. If our customers are unwilling or unable to comply with such requirements, it could have an adverse effect on our ability to market the Axim Eye System in the United States. We plan to file for a CLIA Waiver, however there is no guarantee that the FDA will grant such a Waiver.

☐

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

☐

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

In addition to general health care industry cost-containment, the Centers for Medicare and Medicaid Services (“CMS”) released its final rule implementing section 216(a) of the Protecting Access to Medicare Act of 2014 (“PAMA”) that requires reporting entities to report private payer rates paid to laboratories for tests, which will be used to calculate Medicare payment rates. Reporting entities, which are primarily certain qualifying customers in the U.S. that derive a certain percentage and volume of their revenue from laboratory tests from Medicare, report private payer rates for our laboratory tests which will serve under the act as a baseline for future reimbursement.

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

Although we have received 510(k) clearance and for our Axim Eye System, we are subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

☐	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
☐	repair, replacement, refunds, recall or seizure of our product;
☐	operating restrictions or partial suspension or total shutdown of production;
☐	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;
☐	refusal to grant export approval for our products;
☐	withdrawing 510(k) clearances, CLIA waiver or premarket approvals that have already been granted; and
☐	criminal prosecution.

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

The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability. Our use of the Axim Eye System and/or any of our products that are currently in development and commercial sale thereof could also expose us to liability claims. All of such claims might be made directly by patients, health care providers or others selling our products. We plan to purchase product liability insurance to cover certain claims that could arise during the commercial use of our products. Any coverage obtained in the future, may be inadequate to protect us in the event of successful product liability claims, and we may not increase the amount of such insurance coverage or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.

Demand for our products may change in ways we may not anticipate because of:

☐	evolving customer needs;
☐	the introduction of new products and technologies; and
☐	evolving industry standards.

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

☐	properly identify and anticipate customer needs;
☐	commercialize new products in a cost-effective and timely manner;
☐	manufacture and deliver products in sufficient volumes on time;
☐	obtain and maintain regulatory approval for such new products;
☐	differentiate our offerings from competitors’ offerings;
☐	achieve positive clinical outcomes; and
☐	provide adequate medical and/or consumer education relating to new products.

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

We face intense competition in the markets for ophthalmic products and these markets are subject to rapid and significant technological change. We have numerous potential competitors in the United States and abroad. We face potential competition from industry participants marketing conventional technologies for the measurement of dye eye and other in-lab-testing technologies, and commercially available methods, such as the Schirmer Test and ocular surface staining. Many of our potential competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

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

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

☐	seeking and obtaining intellectual property and/or proprietary rights to our technology and/or the technology of others;
☐	identifying, developing, manufacturing and commercializing product candidates;
☐	entering into successful licensing and other arrangements with product development partners;
☐	participating in regulatory approval processes, to the extent required;
☐	formulating and manufacturing products; and
☐	conducting sales and marketing activities.

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

We currently manufacture some of our materials in-house. In addition, we may enter into collaboration and license agreements with certain collaborators, pursuant to which we may, among other things, agree to carry out manufacturing of our collaborators’ material and product candidates. However, we only recently began manufacturing such materials and do not have significant prior experience manufacturing preclinical or product candidates. Before we can begin commercial manufacture of our or any potential collaborators’ materials or product candidates, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities.

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

We are currently building our sales and marketing organization. We currently anticipate that, we may rely on third parties to sell our product candidates in the U.S. and/or in international markets. If we enter into arrangements with third parties to sell and market our products, we would likely receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring the activities of our third-party sales and marketing partners, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with third parties to sell our product candidates, we may not be able to successfully commercialize our product candidates, which would negatively impact our ability to generate revenue. In the event that we elect to market our own products, we will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

☐	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
☐	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
☐	higher than expected acquisition and integration costs;
☐	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
☐	increased amortization expenses;
☐	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;
☐	impairment of our ability to obtain intellectual property rights or rights to commercialize additional product candidates, or increased cost to obtain such rights;
☐	inability to motivate key employees of any acquired businesses; and
☐	assumption of known and unknown liabilities.

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

We may not be successful in entering into additional collaborations as a result of many factors, including the following:

☐	competition in seeking appropriate collaborators;
☐	a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;
☐	inability to negotiate collaborations on acceptable terms;
☐	inability to negotiate collaborations on a timely basis;
☐	a potential collaborator’s evaluation of our product or product candidates;
☐	a potential collaborator’s resources and expertise; and
☐	restrictions due to an existing collaboration agreement.

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

☐

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

☐

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

☐

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

☐

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

☐	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.
☐	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.
☐	The effects of our technology-derived or technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.

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

☐

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

☐

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

☐	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
☐

HIPAA, as amended by the HITECH Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

☐

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk for the commercialization of any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

☐	decreased demand for our product candidates or products that we may develop;
☐	injury to our reputation;
☐	withdrawal of clinical trial participants;
☐	initiation of investigations by regulators;
☐	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
☐	costs to defend the related litigation;
☐	a diversion of management’s time and our resources;
☐	substantial monetary awards to trial participants or patients;
☐	product recalls, withdrawals or labeling, marketing or promotional restrictions;
☐	loss of revenues from product sales; and
☐	the inability to commercialize our product candidates.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We plan to carry product liability insurance and errors and omissions insurance that we believe is appropriate for our company. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have insufficient or no coverage. If we have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, we may not have, or be able to obtain, sufficient capital to pay such amounts. In addition, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost. We also may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Consequently, a product liability claim may result in losses that could be material to our business, financial condition and results of operations.

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

We cannot provide assurance that our commercialization agreement with Verséa Ophthalmics, LLC will be successful.

On September 19, 2022 the Company announced that it had signed an exclusive global commercialization agreement with Verséa Ophthalmics, LLC, a business division of Verséa Holdings, Inc. (“Verséa”). We cannot provide assurances that this agreement will be successful and the loss of this key distributor could have a material adverse effect on our business, revenues and operating results.

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

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including without limitation:

☐	difficulties in identifying and acquiring products, technologies, proprietary rights or businesses that will help our business;
☐	difficulties in integrating operations, technologies, services, and personnel;
☐	diversion of financial and managerial resources from existing operations;
☐	the risk of entering new development activities and markets in which we have little to no experience;
☐	risks related to the assumption of known and unknown liabilities;
☐	risks related to our ability to raise sufficient capital to fund additional operating activities; and
☐	the issuance of our securities as partial or full payment for any acquisitions and investments could result in material dilution to our existing stockholders.

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

☐

obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;

☐	redesign our products or processes to avoid infringement;
☐	stop using the subject matter validly claimed in the patents held by others;
☐	pay damages; and
☐	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

We license the use, development and commercialization rights for some of our product candidates and may enter into similar licenses in the future. Under our existing license agreements, we are subject to commercialization and development, diligence obligations, milestone payment obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the license in whole or in part.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

☐	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
☐	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
☐	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions;
☐	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
☐	Our pending patent applications may not lead to issued patents;
☐	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
☐

Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

☐	We may not develop additional proprietary technologies that are patentable; and
☐	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 1, 2022 to December 31, 2022, our closing stock price ranged from $0.027 to $0.399 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

☐	actual or anticipated adverse results or delays in our clinical trials;
☐	our failure to commercialize our product candidates, if approved;
☐	unanticipated serious safety concerns related to the use of any of our product candidates;
☐	adverse regulatory decisions;
☐	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
☐

legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;

☐	our decision to initiate a clinical trial, not initiate a clinical trial or to terminate an existing clinical trial;
☐	our dependence on third parties, including CROs;
☐	announcements of the introduction of new products by our competitors;
☐	market conditions in the pharmaceutical and biotechnology sectors;
☐	announcements concerning product development results or intellectual property rights of others;

☐	future issuances of common stock or other securities;
☐	the addition or departure of key personnel;
☐	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
☐	actual or anticipated variations in quarterly operating results;
☐	our failure to meet or exceed the estimates and projections of the investment community;
☐

overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

☐	conditions or trends in the biotechnology and biopharmaceutical industries;
☐	introduction of new products offered by us or our competitors;
☐	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
☐	issuances of debt or equity securities;
☐	sales of our common stock by us or our stockholders in the future;
☐	trading volume of our common stock;
☐	ineffectiveness of our internal controls;
☐	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
☐	failure to effectively integrate the acquired companies’ operations;
☐	general political and economic conditions;
☐	effects of natural or man-made catastrophic events;
☐	effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic; and
☐	other events or factors, many of which are beyond our control.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

☐	variations in the level of expenses related to our development programs;
☐	the addition or termination of clinical trials;
☐	any intellectual property infringement lawsuit in which we may become involved;
☐	regulatory developments affecting our product candidates; and
☐	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

As of December 31, 2022, 40 million shares of our common stock were authorized for issuance under our 2015 Stock Incentive Plan, of which 19,860,715 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $0.49 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

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

As of December 31, 2022, our directors and executive officers beneficially owned, in the aggregate, approximately 67.02% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

We have issued Preferred Stock.

Our articles of incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. As of December 31, 2022, of the 5,000,000 preferred shares authorized: (i) 1,000,000 shares were designated as Series A Convertible Preferred Stock, of which none were issued and outstanding, (ii) 500,000 shares were designated as Series B Convertible Preferred Stock, of which none were issued and outstanding, and (iii) 500,000 shares were designated as Series C Convertible Preferred Stock (“Series C Preferred Stock”), of which 500,000 shares were issued and outstanding. The holders of our Series C Preferred Stock have voting control of the Company. Our Board of Directors is empowered, without stockholder approval, to designate and issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The issuance of additional shares of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Executive Office and Laboratory Address:

We lease approximately 1,908 sq. ft. of Executive Office and Laboratory space located at 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121. Base rent is $5,000 per month plus additional CAM and utility costs. Our current lease expires in April 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTCQB under trading symbol “AXIM.” An active public market for our common stock may not develop or be sustained. Trading of securities on the OTCQB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations. Any OTCQB market quotations reflect inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing bid prices for our common stock as reported on OTCQB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year Ended December 31, 2022
First Quarter	0.399	0.125
Second Quarter	0.13	0.056
Third Quarter	0.107	0.04
Fourth Quarter	0.104	0.027

Fiscal Year Ended December 31, 2021
First Quarter	0.85	0.41
Second Quarter	1.20	0.50
Third Quarter	0.99	0.56
Fourth Quarter	0.56	0.26

As of April 12, 2023, there are 156 holders of record of our common stock. This number does not include beneficial holders of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We anticipate that in the future we will retain any earnings for operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The company adopted its 2015 Stock Incentive Plan, effective May 29, 2015, under which eligible persons or vendors whom provide the company services may be afforded an opportunity to acquire an equity interest in the company in exchange for those services provided. The 2015 Stock Incentive Plan was amended effective December 24, 2021.

The following table provides information as of December 31, 2022, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	19,860,715	$0.49	30,139,285
Equity compensation plans not approved by security holders	–	–	–
Total	19,860,715	$0.49	30,139,285

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, during fiscal year 2022 that have not already been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

During the year ended December 31, 2022, the Company entered into Various Stock Purchase agreements which generated cash of $455,000.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or emerging growth companies.

As of December 31, 2022, we had cash and cash equivalents of $47,282, working capital deficit of $(3,288,515), and an accumulated deficit of $64,125,176. We estimate our G&A expenses for 2023 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2023 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital.  R&D expenditures in 2023 will depend on available cash flow and the extent of additional capital funding.

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

On September 14, 2017, our Registration Statement on Form S-3 was declared effective by the SEC. We issued 20,977,638 shares common stock pursuant to the Company’s Registration Statement on Form S-3 and S-1 during the year ending December 31, 2022. We issued 7,494,792 shares common stock pursuant to the Company’s Registration Statement on Form S-3 during the year ending December 31, 2020. No shares were issued in 2021 under the S-3.

On June 22, 2021, our Registration Statement on Form S-1 was declared effective by the SEC. We issued 1,000,000 shares of Company common stock pursuant to an equity purchase agreement, dated on May 14, 2021, and the Registration Statement on Form S-1 during the year ending December 31, 2021. Subsequent to the year ended December 31, 2022, the Company issued an additional 8,000,000 shares of its common stock for cash of $130,000 pursuant to the equity purchase agreement, which shares were also registered pursuant to the S-3 Registration Statement.

During January 2022, the Company issued 612,104 shares for cash of gross proceeds of $75,000 pursuant to various stock purchase agreements. The cash was received in the fourth quarter 2021 and first quarter 2022. The Company also issued warrants to purchase an aggregate of 612,104 shares of common stock at an average exercise price of $0.315 per share. The warrants are exercisable within a three-year period from issuance.

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

During 2022, the Company issued 14,837,874 of its shares of common stock pursuant to a stock purchase agreement for cash gross proceeds of $455,000.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $3,288,515, has an accumulated deficit of $64,125,176 has cash used in continuing operating activities of $2,044,326 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the year ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021	$ Change	% Change
Revenues	$8,875	$60,460	$(51,585)	>	-85%
Gross margin percentage	-	-	-		-
Operating expenses	4,661,647	14,035,458	(9,373,811)	>	-67%
Loss from continuing operations	(4,652,772)	(13,974,998)	(9,322,226)	>	-67%
Loss from discontinued operations		(7,996)	7,996		-100%
Other expenses (income)	1,590,177	2,049,311	(459,134)		-22.4%
Net loss	$(6,242,949)	$(16,032,305)	$(9,789,356)	>	-139%

Revenue

Revenues from continuing operations recognized for twelve months ended December 31, 2022 and 2021 amounted to $8,875 and $60,460, respectively. The decrease in revenue from continuing operations is due to the termination Co-production agreement with empowered diagnostics.

Cost of Revenue

Cost of Revenue from continuing operations recognized for twelve months ended December 31, 2022, and 2021 amounted to $-0- and $-0-, respectively. The lack of COGS is due to lack of sales of products to customers in 2022 This is due primarily to discontinued sale activities of Wellness gum in 2021.

Operating Expenses

Research and Development Expenses

For the twelve months ended December 31, 2022 and 2021 the Company incurred research and development expenses of $153,697 and $284,869 from continuing operations, respectively The decrease is primarily due to discontinued research and clinical activities of Wellness gum and lack of cash resources.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2022 and 2021 were $4,081,824 and $5,668,240, respectively. The decrease is primarily due to the write off of the acquisition of Sapphire Biotech on 2021.

Depreciation Expenses

For the year ended December 31, 2022 our depreciation expenses were $31,680 as compared to $27,779 for the year ended December 31, 2021. The increase is primarily due to recognizing the property and equipment as a result of the acquisition of Laboratory equipment for the Eye Care division.

Amortization Expenses

For the year ended December 31, 2022 our amortization expenses were $394,446 as compared to $2,087,908 for the year ended December 31, 2021. The decrease is primarily due to recognizing the write off intangible assets as a result of the acquisition of Sapphire Biotech.

Impairment Loss

For the year ended December 31, 2022 we recorded an impairment loss of $-0- as compared to $5,966,452 for the year ended December 31, 2021. The company impaired it IPR&D and goodwill assets created on acquisition of Sapphire resulting from an FDA decision not to approve our COVID test.

Other Income and Expenses

Our interest expenses for the years ending 2022 and 2021 were $1,697,455 and $247,792, respectively. Loss on extinguishment of debt for the years ending in 2022 and 2021 were $479,573 and $1,587,027 respectively, variance was result of debt exchange and true-up adjustment for stock compensation. Amortization of debt discount was $178,962 and $238,033 respectively. Income grants from government for the year ending 2022 and 2021 were $-0- and $279,981, respectively, and the variance was a result of the termination of innovation research grants from NCI in 2020.

For the Year Ended December 31, 2022 and 2021

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities and discontinued operating activities was $2,044,326 and $-0-, respectively, for the twelve months ended December 31, 2022, as compared to net cash used of $2,478,769 and $7,996 for the twelve months ended December 31, 2021. The cash used in operating activities is primarily attributable to our net loss from operations of $6,242,949 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the twelve months ended December 31, 2022, stock-based compensation was $1,107,494 and amortization of debt discount was $178,692. For the twelve months ended December 31, 2021 these non-cash expenses were stock-based compensation of $1,143,730 and amortization of $238. For the twelve months ended December 31, 2022 and 2021 the Company recorded increase to accounts payable and accrued expenses of $659,400 and $277,507, respectively, of continuing operating activities. The Company recorded for the twelve months ended December 31, 2022 and 2021 a loss on extinguishment of debt of $266,111 and $1,587,027, respectively.  The Company recorded amortization of prepaid expenses for the twelve months ended December 31, 2022 and 2021 of $210,094 and $376,936 respectively. The Company recorded stock issued for services for the twelve months ended December 31, 2022 and 2021 of $79,500 and $1,888,391 respectively. The Company recorded impairment of intangible assets for the twelve months ended December 31, 2022 and 2021 of $394,446 and $2,087,908 respectively.

The company recorded common stock issued for settlement of obligation for the twelve months ended December 31, 2022 and 2021 of $226,172 and $-0- respectively. The Company recorded non cash interest expense for the twelve months ended December 31, 2022 and 2021 of $1,316,846 and $-0- respectively. The Company recorded change in fair value of derivative liabilities for the twelve months ended December 31, 2022 and 2021 of $765,556 and $-0- respectively. The Company recorded an increase in deferred revenue  for the twelve months ended December 31, 2022 and 2021 of $333,125 and $-0- respectively. The Company recorded an increase in prepaid expenses for the twelve months ended December 31, 2022 and 2021 of $103,230 and $284,574 respectively.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended December 31, 2022 was $8,710 compared to $50,495 for the same period in 2021 due to acquisition of patents $10,000 and purchase of equipment of $40,495 in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the twelve months’ period ended December 31, 2022, was $1,647,355, including $0 used in discontinued financing activities, compared to $2,533,042 for the same period in 2021. The Company has successfully raised significant capital in exchange for its common stock for the twelve months ended December 31, 2022. The company recorded proceeds from convertible note of $1,325,000 in 2022 and $1,010,000 in 2021. The Company repaid a convertible note at $1,243,200 in 2022.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 5 to our consolidated financial statements.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded by us as a reduction of research and development cost.

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

Foreign Currency Transactions

Foreign exchange gain (loss) in the year ended December 31, 2022, was $0 compared to $(7,324) for the same period in 2021. All foreign currency gains (loss) were related to discontinued operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8. Financial Statement and Supplementary Data

The full text of the Company’s consolidated financial statements for the fiscal years ended December 31, 2022 and 2021, begins on page F-1 of this Annual Report on Form 10-K.

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

As of December 31, 2022 we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2022. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as updated as of 2017. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2022. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

NAME	AGE	POSITION
John W. Huemoeller II	67	Chief Executive Officer, President
Catalina Valencia	74	CEO Sapphire Biotechnologies
Robert Malasek	54	Chief Financial Officer, Secretary
Joseph Tauber, MD	66	Chief Medical Officer
Timothy R. Scott, PhD	70	Director
Robert Cunningham	75	Director
Peter O’Rourke	50	Director
Blake N. Schroeder	47	Director

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

Robert Cunningham - Director

Robert Cunningham has served as a Director since May 18, 2017. Mr. Cunningham has over 40 years of executive management in financial services and venture capital. From 1985 to the present Mr. Cunningham has been the Founder/CEO of Placer Financial, a nationwide mortgage and real estate development firm. He has served as Receiver/Trustee for the U.S. Department of Justice, and board member for numerous firms including Allied Commercial Corporation, Vermillion Development, Pacific Building Industries, and Bond Hospitality Group. From March 2015 to the present, Mr. Cunningham has served on the Board of Directors of Medical Marijuana, Inc.

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

Alim Seit-Nebi, Ph.D

Chief Technology Officer and Co-Founder - Sapphire Biotech, Inc.

Dr.Seit-Nebi leads the development and implementation of new antibody and protein-based technologies in diagnostics and therapeutics. Prior to joining Sapphire, Dr.Seit-Nebi was leading the development and production of antibodies, recombinant proteins, biomarkers, and immunoassays for diagnostic and therapeutic applications for industry and academia, serving at various roles at GenWay Biotech, Inc. for more than 11 years. Dr. Seit-Nebi is an expert in a broad array of biochemical, genetic, molecular, and cellular biology methods with detailed knowledge of signaling pathways in inflammation, oncogenesis, and cell stress response. He published 38 articles in prestigious peer-reviewed life-science journals. He received a doctorate degree in molecular biology from the Engelhardt Institute of Molecular Biology in Moscow, Russia, in 2002. He then pursued his research interests in immunology and molecular biology as a postdoctoral fellow at The Scripps Research Institute.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our Board of Directors. Security holders who wish to contact the Board of Directors or any of its members may do so by writing to: AXIM Biotechnologies, Inc., 6191 Cornerstone Court E Suite 114 San Diego, CA 92121. Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Conflicts of Interest

Some officers and all our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may be currently and, in the future, may become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock did not file the required reports in a timely manner during fiscal 2022.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation for services rendered in all capacities that was earned by each individual who served (i) as our principal executive officer at any time during fiscal 2022, and (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2022:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total/$
John W. Huemoeller II	2022	420,000	-	-	5,000,000	-	-	-
Director, Chief Executive Officer	2021	420,000	-	-		-	-	-	420,000
Catalina Valencia	2022	187,500
CEO Sapphire Biotechnologies	2021	187,500							187,500
Robert Malasek	2022	90,000	-	-	500,000	-	-	-	90,000
Chief Financial Officer, Secretary	2021	47,000	-	-	-	-	-	-	47,000

Employment Agreements

John W. Huemoeller II

On January 2, 2019, the Company entered into an executive employment agreement, at a base salary of $20,000 per month, with John W. Huemoeller II to serve as its Chief Executive Officer. Pursuant to the agreement, Mr. Huemoeller’s employment shall at all times be “at will,” which means that he may resign at any time for any reason or for no reason, and that the Company may terminate his employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of the agreement. In further consideration for Mr. Huemoeller’s services and subject to the approval of the Board, Mr. Huemoeller will be granted an option to purchase 2,000,000 shares of the Company’s common stock, upon his hiring (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Mr. Huemoeller will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Mr. Huemoeller’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. Beginning in October 2019, the Board of Directors decided to increase Mr. Huemoeller’s base salary to $35,000 per month.

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

Outstanding Equity Awards at Fiscal Year-End 2022

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

John W. Huemoeller II
	5,000,000			$0.052	08/22/2032
Total

Robert Malasek	300,000	0	0	$0.42	12/10/2030
	500,000			0.052	08/22/2032
Total

Directors Compensation

The following table sets forth information for the year ended December 31, 2022, regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our board of directors during 2022.

Director Compensation for Fiscal Year 2022

Name of Director	Fiscal Year	Fees earned or paid in cash ($)	Option Awards ($)	Stock Grants ($)	All other compensation ($)	Total ($)
Timothy R. Scott, PhD	2022	20,000	51,990	—	—	71,990
Robert Cunningham	2022	20,000	51,990	—	—	71,990
Peter O’ Rourke	2022	20,000	51,990	—	—	71,990
Blake N. Schroeder(1)	2022	20,000	51,990			71,990
Mauricio J Gatto-Bellora(1)	2022	0		—	—	0

__________________

(1)

Mr. Gatto-Bellora resigned from his role on the Company’s Board of Directors on January 4, 2022. Mr. Blake Schroeder was appointed as a director of the Company on January 6, 2022, to fill the vacancy created by Mr. Bellora’s resignation.

For the year ended December 31, 2022, our directors were each entitled to receive an annual $20,000 cash stipend as compensation for their services as directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of April 15, 2023.

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii)	each of our named executive officers and directors

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at April 15, 2023, there were 223,649,403 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities and for such persons includes shares of our common stock issuable to such persons pursuant to the exercise of stock options, warrants or other securities that are exercisable or convertible into shares of our common stock within 60 days of March 31, 2023.

	Name and Address of Beneficial Owner	(Stock)	(Options)	Amount and Nature of Beneficial Ownership	Percentage of Class
Named Executive Officers and Directors
	John W. Huemoeller II(1)(4)	6,000,000	5,000,000	11,000,000

	Robert Malasek(1)	50,000	800,000	850,000

	Timothy R. Scott, PhD(1)	333,333	1,000,000	1,333,333
	Robert Cunningham(1)	333,333	1,000,000	1,333,333
	Peter O’Rourke (1)	250,000	1,000,000	1,250,000
	Blake N. Schroeder(1)	9,000	1,000,000	1,009,000

	All Directors and Officers as a Group

5% Stockholders
	Medical Marijuana, Inc.(2)	22,669,125
	Catalina Valencia	25,117,590
	Glycodots, LLC	19,800,000
	Juniper & Ivy Corporation(3)	500,000

________________

* Less than 1%

(1)	The address is: 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121.

(2)	The address is: 2384 La Mirada Drive, Vista, CA 92081

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

Item 14. Principal Accountant Fees and Services

Audit Fees

RBSM LLP has served as our independent public accounting firm since 2014. RBSM LLP billed us $137,171 and $116,703 in audit fees during the years ended December 31, 2022 and 2021, respectively.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2022 and 2021.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2022 and 2021.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2022 and 2021, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full- time, permanent employees.

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

Signature	Title	Date

/s/ John W. Huemoeller II	President and Director (Principal Executive Officer)	April 17, 2023
John W. Huemoeller II

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	April 17, 2023
Robert Malasek

/s/ Timothy R. Scott, PhD	Director	April 17, 2023
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	April 17, 2023
Robert Cunningham

/s/ Peter O’Rourke	Director	April 17, 2023
Peter O’ Rourke

/s/ Blake N. Schroeder	Director	April 17, 2023
Blake N. Schroeder

AXIM BIOTECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Axim Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (the “Company”), as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY   Washington DC  Las Vegas, NV,   San Francisco, CA    Athens, GRE   Beijing, CHN  Mumbai, and Pune IND

Member ANTEA INTERNATIONAL with offices worldwide

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

Recoverability of intangible assets (Note 5)

Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company has patents having a carrying value of $221,124 and 510(K) Licenses having a value of $3,768,303. There are definite life intangible assets. The Company assesses potential impairments whenever events or circumstances indicate that the asset may be impaired.  For finite-lived intangible assets the impairment is based on recoverability.

Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company did not recognize an impairment loss in the financial statements for the year ended December 31, 2022.

We identified the evaluation of intangible asset impairment as a critical audit matter because the determination of the forecasted individual asset group’s cash flows requires a high degree of auditor judgment and increased extent of effort. The significant assumptions used to estimate the recoverability of the intangible assets included certain assumptions that form the basis of the forecasted results, including revenue growth rates and expected net operating income margins. These significant assumptions are forward looking and could be affected by future economic and market conditions.

New York, NY   Washington DC  Las Vegas, NV,   San Francisco, CA    Athens, GRE   Beijing, CHN  Mumbai, and Pune IND

Member ANTEA INTERNATIONAL with offices worldwide

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

•	Inquiry of management regarding the development of the assumptions used in the asset group cash flows of the intangible assets.

•	Testing management’s process included evaluating the appropriateness of the group cash flow models, and testing the reasonableness of significant assumptions, including the income projections.

•	Involvement of our professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions.

•	Evaluated the experience, qualifications and objectivity of the Company’s specialist, a third-party valuation firm.

•	Obtained an understanding of the nature of the work the Company’s specialist performed, including the objectives and scope of the specialist’s work; and the methods or assumptions used. Identified and evaluated assumptions developed by the specialist considering assumptions generally used in the specialist’s field; supporting evidence provided by the specialist.

/s/ RBSM, LLP

We have served as the Company’s auditor since 2014

PCAOB ID 587

New York, New York

April 17, 2023

New York, NY   Washington DC  Las Vegas, NV,   San Francisco, CA    Athens, GRE   Beijing, CHN  Mumbai, and Pune IND

Member ANTEA INTERNATIONAL with offices worldwide

AXIM BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	31-Dec-22	31-Dec-21

ASSETS
Current assets:
Cash	$47,282	$452,963
Prepaid expenses	42,858	163,561
Other current assets	13,839	20,089
Total current assets	103,979	636,613

Property and equipment, net of accumulated depreciation	93,840	116,810
Other assets:
Notes receivable- related party	-	104,268
Intangible asset , net	3,989,427	4,383,873
Security deposit	5,000	5,000
Operating lease right-of-use asset	19,789	76,871
Total other assets	4,014,216	4,570,012

TOTAL ASSETS	$4,212,035	$5,323,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,316,248	$909,458
Lease liability obligations (see Note 17)	19,789	56,871
Due to shareholder	-	180
Due to first insurance funding	26,781	32,873
Promissory note (including accrued interest of $-0- and $40,475, respectively) (see note 9)	-	454,693
Advances from shareholder	47,720	-
Convertible note payable (including accrued interest of $0 and $16,919, respectively) (see note 11)		1,126,919
Deferred revenue	333,125	-
Derivative liability conversion feature	1,648,831	-
Total current liabilities	3,392,494	2,580,994

Long-term liabilities:
Convertible note payable (including accrued interest of $274,442 and $192,765, respectively) net of unamortized debt discount of $1,583,435 and $605,640, respectively (see note 11)	1,383,416	761,604
Convertible note payable - related party (including accrued interest of $261,537 and $299,037, respectively) (see note 11)	4,261,537	4,299,037
Lease liability obligations (see Note 17)	-	20,000
Total long-term liabilities	5,644,953	5,080,641
TOTAL LIABILITIES	9,037,447	7,661,635

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 300,000,000 shares authorized 192,441,917 and 138,099,981 shares issued and outstanding, respectively	19,245	13,811
Stock subscription receivable	(46,000)	-
Additional paid in capital	59,191,469	51,000,166
Common stock to be issued	135,000	4,530,000
Accumulated deficit	(64,125,176)	(57,882,227)
TOTAL STOCKHOLDERS’ DEFICIT	(4,825,412)	(2,338,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,212,035	$5,323,435

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	31-Dec-22	31-Dec-21

Revenues	$8,875	$60,460

Operating Expenses:
Research and development expenses	153,697	284,869
Selling, general and administrative	4,081,824	5,668,450
Depreciation and amortization	426,126	2,115,687
Impairment Loss	-	5,966,452
Total operating expenses from continuing operations	4,661,647	14,035,458

Gain (Loss) from continuing operations	(4,652,772)	(13,974,998)

Other (income) expenses:
Interest income	(257)	(1,026)
Income from grants from government	-	(279,981)
Gain on change in value of derivative liability	(765,556)	-
Loss on extinguishment/conversion of debt	479,573	1,587,027
Amortization of note discount	178,962	238,033
Financing costs	-	257,466
Interest expense	1,697,455	247,792
Total other (income) expenses	1,590,177	2,049,311

Loss before provision of income tax	(6,242,949)	(16,024,309)
Provision for income tax	-	-

Loss from continuing operations	(6,242,949)	(16,024,309)
Loss from discontinued operations	-	(7,996)

NET INCOME (LOSS)	$(6,242,949)	$(16,032,305)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,242,949)	$(16,032,305)
Earnings per share from continuing operations
Basic	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.12)
Earnings per share from discontinued operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Earnings per share
Basic	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.12)

Weighted average common shares outstanding - basic and diluted	165,468,263	131,539,920

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEICIT

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock to be	Additional Paid In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Receivable	Deficit	Total
	#	$	#	$	#	$	#	$	#	$	$	$	$	$	$
Balance at December 31, 2020	125,327,579	12,533	-	-	-	-	-	-	500,000	50	201,974	43,201,186		(41,849,922)	1,565,821
Common stock to be issued for Note receivable and True-up adjustment
Common stock issued against common stock to be issued received in PY	108,965	11									(66,974)	66,963			0
Common stock issued for severance payable of discontinued operation	379,463	38										224,963			225,001
Convertible note and accrued interest converted to common stock	4,372,903	438										1,220,682			1,221,120
Common stock issued for cash against S-1 agreement	762,400	76										358,461			358,537
Loss on extinguishment of debt												1,587,027			1,587,027
Common stock to be issued for asset acquisition											4,270,000				4,270,000
Common stock issued for cash	4,304,328	430										1,251,570			1,252,000
Common stock issued for services	2,529,905	253										1,888,150			1,888,403
Common stock issued for financing cost	118,000	12										57,454			57,466
Common stock issued on cashless option exercise	196,438	20										(20)			0
Common stock to be Issued for cash											25,000				25,000
Common stock to be issued for services											100,000				100,000
Stock based compensation options												1,143,730			1,143,730
Net loss														(16,032,305)	(16,032,305)
Balance at December 31, 2021	138,099,981	13,811		-		$-		-	500,000	50	4,530,000	51,000,166		(57,882,227)	(2,338,200)

Common stock issued under S-1	20,977,638	2,098										1,331,168	(46,000)		1,287,266
Common stock issued against common stock to be issued for purchase of atd	7,000,000	700									(4,270,000)	4,269,300			-
Common stock issued against common stock to be issued	166,667	17									(25,000)	24,983			-
Common stock issued stock purchase agreements	14,837,874	1,484										453,516			455,000
Common stock issued for services	802,115	80									(100,000)	179,420			79,500
Cashless exercise stock options	282,759	28										(28)
Stock issued on settlement of debt	173,390	17										32,927			32,944
Stock based compensation - stock options												1,107,492			1,107,492
Stock issued on settlement of debt	891,610	89										64,107			64,196
Stock issued settlement of claim	3,544,247	354										225,817			226,171
Loss on extinguishment of debt												154,292			154,292

Stock issued on settlement of debt	5,665,636	567										348,309			348,876
															-
Net Loss														(6,242,949)	(6,242,949)

Balance December 31, 2022	192,441,917	19,245							500,000	50	135,000	59,191,469	(46,000)	(64,125,176)	(4,825,412)

AXIM BIOTECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,242,949)	$(16,032,305)
Less: Loss from discontinued operations	0	(7,996)
Loss from continuing operations	(6,242,949)	(16,024,309)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	31,680	27,779
Stock based compensation	1,107,494	1,143,730
Amortization of prepaid expenses	210,094	376,936
Amortization of debt discount	178,962	238,033
Common stock issued for financing cost	-	57,466
Common stock to be issued for services	-	100,000
Common stock issued for services	79,500	1,888,391
Amortization (Impairment) of intangible assets	394,446	2,087,908
Loss on extinguishment of debt	266,111	1,587,027
Loss on conversion of convertible debt	11,068	-
Common stock issued in settlement of an obligation	226,172	-
Severance cost note receivable waived	102,387	-
Non cash interest expense	1,316,846	-
Change in fair value of derivative	(765,556)	-
Amortization of debt issuance cost	-	100,000
Loss on impairment of intangible assets	-	5,966,452
Changes in operating assets & liabilities:
Increase (decrease) in interest receivable	1,701	(1,026)
Increase in advance taken	47,720	-
Increase in due to first insurance funding	80,614	-
(Increase) decrease in prepaid expenses	(103,230)	(284,574)
Increase (decrease) in accounts payable and accrued expenses	659,400	277,507
Increase in deferred revenue	333,125	-
(Increase) decrease in inventory	20,089	(20,089)
Net cash provided by (used in) operating activities from continuing operations	(2,044,326)	(2,478,769)
Net cash provided by (used in) operating activities from discontinued operations	-	(7,996)
Net cash provided by (used in) operating activities	(2,044,326)	(2,486,765)
CASH FLOW FROM INVESTING ACTIVITIES:

Acquisition of Patents	-	(10,000)
Increase in property and equipment	(8,710)	(40,495)
Net cash provided by (used in) investing activities from continuing operations	(8,710)	(50,495)
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	(8,710)	(50,495)
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds From Convertible Note	1,325,000	1,010,000
Common stock issued under registration statement on Form S-3	1,287,261
Repayment of convertible notes	(1,243,200)
Repayment of promissory note	(90,000)	(120,000)
Proceeds from Common Stock under S-1	-	358,538
Proceeds from Common stock to be issued under Stock Purchase agreement	-	25,000
Common stock issued under share purchase agreement	455,000	1,252,000
Repayment of first insurance funding	(86,706)	7,504
Net cash provided by (used in) continuing financing activities	1,647,355	2,533,042
Net cash provided by (used in) discontinued financing activities
Net cash provided by (used in) financing activities	1,647,355	2,533,042

Net increase (decrease) in cash and cash equivalents	(405,681)	(4,218)
Cash and cash equivalents at beginning of year	452,963	457,181
Cash and cash equivalents at end of year	$47,282	$452,963
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$177,500	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$125,000	$66,974
Initial derivative liability at issuance of notes	$2,641,846	$-
Common stock issued against CS subscription	$46,000	$-
Common stock issued for severance	$64,197	$225,000
Common Stock issued against settlement of debt	$237,057	$-
Promissory note refinanced against convertible note	$367,931	$-
Common Stock issued against Common stock to be issued for acquisition	$4,270,000	$-
Convertible note converted to common stock	$-	$1,221,119
Accrued interest converted to common Stock	$32,944	$-
Common stock issued on cashless exercise of options	$28	$20
Acquisition Of patents against notes payable and accounts payable	$-	$240,000
Common stock to be issued for acquisition	$-	$4,270,000

The accompanying notes are an integral part of these consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Because of COVID-19, certain travel, visits, and in-person meetings related to The Company’s business have been severely curtailed or canceled and the Company has instead used on-line or virtual meetings to meet with potential customers and others.

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

NOTE 1: ORGANIZATION (CONTINUED)

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

NOTE 2: ACQUISITION OF INTELLECTUAL PROPERTY OF ADVANCED TEAR DIAGNOSTIC, LLC.

AXIM entered into two substantially contemporaneous transactions to acquire patents and 510(K) Licenses from Advance Tear Diagnostics, LLC (the “Seller”) (collectively, the “Asset Acquisition”) for a total amount of $4,520,000.

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

NOTE 2: ACQUISITION OF INTELLECTUAL PROPERTY OF ADVANCED TEAR DIAGNOSTIC, LLC. (CONTINUED)

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

NOTE 3: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2022, and 2021 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $3,288,515 and has an accumulated deficit of $64,125,176, has cash used in operating activities of continuing operations $2,044,326. During the year ended December 31, 2022 and 2021, the Company raised additional capital of $1,742,261 and $1,610,537 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods. Actual results could differ from these estimates. Significant estimates are assumptions about collection of accounts receivable, useful life of intangible assets, impairment analysis, derivative liability and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating lease

We lease property under various operating leases which are disclosed on our Balance sheet in accordance with ASC 842.

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

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2022, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at December 31, 2022. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At December 31, 2022, there was no accounts receivable. For the year ended December 31, 2022, one customer accounted for 100% of total revenue. For the year ended December 31, 2021 one customer accounted for 100% customer accounted. Revenue was all generated from normal operations for the twelve months ending December 31, 2022 and 2021.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to continuing operations consisted of the following at December 31, 2022 and 2021, respectively, and none related to discontinued operations.

	December 31, 2022	December 31, 2021
Equipment of continuing operations	$183,992	$175,283
Less: accumulated depreciation	90,152	58,473
	$93,840	$116,810

Depreciation expense was $31,680 and $27,778 for the years ended December 31, 2022 and 2021, respectively.

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conduct an impairment analysis for goodwill annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill. There is no goodwill balance as of December 31, 2022.

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

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

We elected to perform a quantitative assessment of indefinite-lived intangible assets and determined that the fair value of the goodwill and IPRD related to the Sapphire acquisition was less than its carrying amount and that in-process research and development were fully impaired.

The Company’s intangible assets relating to continuing operations and discontinued operations consisted of the following at December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000
Less: accumulated amortization	530,573	136,127
	$3,989,427	$4,383,873

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2023	2024	2025	2026	2027	2028 and onwards
Amortization expense	$391,230	$391,230	$391,230	$391,230	$391,230	$2,033,277

Amortization expense recorded for the years ended December 31, 2022 and 2021 was $394,446 and $2,087,908; respectively.

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

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenues from continuing operations recognized for twelve months ended December 31, 2022 and 2021 amounted to $8,875 and $60,460, respectively. Revenues from discontinued operations recognized for twelve months ended December 31, 2022 and 2021 amounted to $0 and $0, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements will require significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On August 21, 2020, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Empowered Diagnostics, LLC (“Empowered Diagnostics”“). The License Agreement provides Empowered Diagnostics with a right to commercialize The company’s products worldwide with the exception of Mexico.

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

This agreement with Empowered Diagnostics was terminated in February, 2022. The Company did not recognize any revenue from this agreement,

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the years ended December 31, 2022 and 2021, was $-0- and $279,981 respectively.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

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

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2022

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$1,648,831	$-	$-	$1,648,831

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

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2022 and 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”) was enacted. The CARES Act included loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code which changed net loss carryforward and back provisions and the business interest expenses limitation. Under the CARES Act provisions, the most relevant income tax considerations to the Company relate to the amounts received under the Paycheck Protection Program loan program and the possible forgiveness of those loans by the SBA.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $0 and $0 allowance for doubtful accounts at December 31, 2022 and 2021, respectively and had $0 accounts receivable at December 31, 2022 and $- at December 31, 2021.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There were common share equivalents 47,298,693 at December 31, 2022 and 30,530,216 at December 31, 2021. For the year ended December 31, 2022 and 2021 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the twelve months ended December 31, 2022 and 2021 The Company incurred research and development expenses of $153,697 and $284,869 from continuing operations, respectively. For the twelve months ended December 31, 2022 and 2021 the Company incurred research and development expenses of $0 and $0 from discontinued operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Recently Accounting Pronouncements

In March 2020, the FASB issued a new accounting standard to ease the financial reporting burdens caused by the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, commonly referred to as reference rate reform. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract re-measurement or reassessment of a previous accounting treatment. Moreover, for all types of hedging relationships, an entity is permitted to change the reference rate without having to de-designate the hedging relationship. In January 2021, the FASB issued a new accounting standard to expand the scope of the original March 2020 standard to include derivative instruments on discounting transactions. The provisions of these standards have not had and are not expected to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued a new accounting standard around the recognition and measurement of contract assets and contract liabilities from revenue contracts with customers acquired in a business combination. The new standard clarifies that contract assets and contract liabilities acquired in a business combination from an acquiree should initially be recognized by applying revenue recognition principles and not at fair value. The standard is effective for interim and annual periods beginning on January 1, 2023, and early adoption is permitted. The impact of this standard will depend on the facts and circumstances of future transactions.

In August 2020, the FASB issued ASC Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The provisions of these standards have not had and are not expected to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Prepaid insurance	$42,078	$58,853
Prepaid services/other	780	104,708
	$42,858	$163,561

For the year ended December 31, 2022 and 2021 the Company recognized amortization of prepaid expense and insurance of $210,094 and $376,936 respectively.

NOTE 7: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of December 31, 2022 and 2021 respectively, the principal and accrued interest balances were $-0- and $363,178 respectively. The note was refinanced January 27, 2022. With an effective date of April 01, 2022 the Note is convertible into Axim common shares at a strike price of $0.1075 per share. The interest rate is 3% compounded monthly. The note is due January 27, 2032. This note now shows as a long term convertible note payable (see Note 11).

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2021 is $90,000 with accrued interest of $1,515. The note was paid off February 2022 and has a zero balance as of December 31, 2022

NOTE 8: OTHER COMMITMENTS

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2022 and 2021 is $0 and $90,000 with accrued interest of $0 and $1,515, respectively.

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

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of December 31, 2022 and 2021 is $0 and $102,567 excluding interest accrued thereon of $-0- and $1,701, respectively. The note was forgiven in May, 2022.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

On June 25, 2022, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $87,762. A cash down payment of $8,776 was paid on July 6, 2022. Under the terms of the insurance financing, payments of $8,957, which include interest at the rate of 4.92% per annum, are due each month for nine months commencing on July 25, 2022.

On June 25, 2021, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $98,888. A cash down payment of $24,273 was paid on July 7, 2021. Under the terms of the insurance financing, payments of $1,797, which include interest at the rate of 4.420% per annum, are due each month for nine months commencing on July 25, 2021.

The total outstanding due to First Insurance Funding as of December 31, 2022 and 2021 is $26,781 and $32,873, respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	261,537	299,037
Convertible note payable, net	$4,261,537	$4,299,037

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

For the years ended December 31, 2022 and 2021, interest expense was $140,000 and $140,389, respectively.

As of December 31, 2022 and 2021, the balance of secured convertible note was $4,261,537 and $4,299,037 which included $261,537 and $299,037 accrued interest, respectively.

The following table summarizes convertible note payable as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	$484,478	$484,478
Convertible Note Payable, due on October 1, 2022, interest at 6% p.a.	-	1,110,000
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a.	500,000	500,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a.	190,000	190,000
Convertible Note payable due January 27, 2032 interest at 3% p.a.	367,931	-
Convertible note payable, due on February 10, 2032, interest at 3.0% p.a.	1,150,000	-
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	274,442	209,685
Total	2,966,851	2,494,163
Less: unamortized debt discount/finance premium costs	(1,583,435)	(605,640)
Convertible note payable, net	$1,383,416	$1,888,523

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of December 31, 2022 and 2021, the balance of secured convertible notes was $590,945 and $573,612, which included $106,467 and $89,134 accrued interest, respectively.

On September 27, 2021 the Company entered into convertible note purchase agreement with GS Capital LLC in the amount of $1,110,000. The note had an original issue discount of $100,000. It bears interest at a rate of 6% and matures October 1. The note is convertible to free trading shares six months after issuance at a conversion price of $0.25 per share subject to a 10-day look back period at time of conversion if the stock is trading at less than $0.25 for more than 5 days then the conversion price will be a 30 percent discount to the average of the two lowest closing prices within the 10 day look back period. On February 10, 2022, the Company paid in full the remaining balance due on that certain convertible note issued to GS Capital Partners, LLC, face value $1,110,000 (as amended, the “GS Note”). In connection with the repayment, the Company was required to pay accrued interest in the amount of $21,863, by issuing 173,390 restricted shares of the Company’s common stock pursuant to the formula set forth in the GS Note. The shares were issued February 22, 2022 and valued at the closing price on that date at $0.19 per shares which was valued at $32,944 for the accrued interest of $21,863 and the balance $11,081 was recorded as loss on conversion under loss on extinguishment of debt in statement of operation. Also the Company paid $133,200 as penalty for early repayment recorded under interest expenses in statement of operation. As of December 31, 2022 and 2021, the balance of this convertible note was $0 and $1,126,919, which included $0 and $16,919 accrued interest; respectively.

On October 20, 2016 a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2022 and 2021, this note has not been converted and the balance of secured convertible notes was $610,104 and $592,915, which included $110,104 and $92,915 accrued interest, respectively.

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

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On March 17, 2020 the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of December 31, 2022 and 2021, the balance of secured convertible note was $207,116 and $201,416, which included $17,116 and $11,416 accrued interest, respectively.

On July 21, 2020 the Company entered into convertible note purchase agreement with Cross & Company, the Company owed to Cross & Company $609,835 of aggregated payments and desired to satisfy the amount due in full by issuing to Cross & Company a convertible promissory note. The convertible note matures on July 21, 2032 and incurred 3.5% compounded interest paid annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.37. Notwithstanding the foregoing, holder shall not be permitted to convert the note, or portion thereof, if such conversion would result in beneficial ownership by holder and its affiliates of more than 4.9% of the debtor’s outstanding common stock as of the date of conversion. The Company determined that that the conversion of the amounts due into a long-term convertible note resulted in a debt extinguishment due to the change in the fair values exceeding 10%. Accordingly, the loss of $823,497 was included in the statement of operations as loss on debt extinguishment. As of December 31, 2022 and 2021, the balance of secured convertible note was $0 and $0, which included $0 and $0 accrued interest respectively.

The note was converted to 1,725,439 shares which included accrued interest at time of conversion of $28,578 common stock on November 24, 2021 at which time the company recorded loss on conversion expense of $51,763.

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of December 31, 2022 and 2021 respectively, the principal and accrued interest balances were $378,194 and $0 respectively, which include accrued interest of $10,263 and $0, respectively. The note was refinanced January 27, 2022. With an effective date of April 01, 2022. The Note is convertible into Axim common shares at a strike price of $0.1075 per share. The interest rate is 3% compounded monthly. The note is due January 27, 2032. As a result of the beneficial conversion the company recognized a loss of $154,292 during the year ended December 31, 2022.

NOTE 11: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2022, $175,000 of the note and accrued interest of $2,840 was retired and converted to 5,665,636 common shares valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459. As of December 31, 2022 and 2021 respectively, the principal and accrued interest balances were $1,180,492 and $0 respectively, which include accrued interest of $30,492 and $0, respectively.

During the years December 31, 2022 and 2021, the Company amortized the debt discount on all the notes of $178,962 and $238,033, respectively. As of December 31, 2022 and 2021, unamortized debt discount was $1,583,435 and $605,639, respectively.

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

On December 31, 2022, the Company estimated the fair value of the embedded derivatives of $1,648,831 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 162.72%, (3) risk-free interest rate of 2.32%, and (4) expected life of 9.86 years. The change of $765,556 was recorded as gain on change in fair value of derivative liabilities for the year ended December 31, 2022.

NOTE 12: DERIVATIVE LIABILITIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2022:

Balance, December 31, 2021	$-
Issuance of convertible note payable	2,641,846
Derivative liabilities on settlement of note transferred to gain on settlement	(227,459)
Mark to market	(765,556)
Balance, December 31, 2022	$1,648,831

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. As of December 31, 2022 and 2021, there were 8,739,285 and 9,806,000 shares available for issuance under the Plan.

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

On September 4, 2021, Kelly K. Nichols Medical Advisory Board member of Axim Biotechnology was granted the options to purchase 0.1 million of shares of Axim common stock under the plan at the purchase price of $0.62 per share. 50% of the Option shares will be vested upon the one anniversary of the vesting commencement day and 50%.

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

On December 9, 2022, 900,000 options were issued with a strike price of $0.10; all of them vesting immediately.

NOTE 13: STOCK INCENTIVE PLAN (CONTINUED)

For the years ended December 31, 2022 and 2021 the Company recorded compensation expense of $1,107,494 and $1,143,730 respectively.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of December 31, 2022, and 2021 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of December 31, 2022.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2022, and 2021, the Company had 192,441,917 and 138,099,981 shares of common stock issued and outstanding, respectively.

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The Company also issued 10,750,000 shares of its common stock January thru June of 2022 for cash of $973,495 pursuant to an equity purchase agreement, dated on May 14, 2021, which shares were registered pursuant to that S-1 Registration Statement filed by the Company with the SEC on May 14, 2021, and declared effective by the SEC on June 22, 2021.

The Company issued 891,610 of its shares to settle the amounts owed to George Anastassov and Lekhram Changoer. The debt totaled $60,000 and the company recognized a loss on settlement of $4,196.

The Company issued 3,544,247 of its shares in settlement of claims made by individuals pursuant to various stock Purchase agreements. The company recognized a current period loss of $226,171 as a result of this settlement.

During the third quarter 2022 the company issued 2,227,638 shares pursuant to its S-1 for cash of $78,928.

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

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

The Company also issued 8,000,000 shares of its common stock January thru December of 2022 for cash of $234,844 and a subscription receivable of $46,000 under an equity purchase agreement, dated on July 14, 2022, which shares were registered pursuant to that S-1 Registration Statement filed by the Company with the SEC on July 25, 2022, and declared effective by the SEC on August 4, 2022. The subscription amount of $46,000 was received subsequent to December 31 2022. This was shown as subscription receivable on the equity statement. The company received advance of $47,720 that will be offset against future puts.

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

2021 Transactions:

Common Stock

On December 13, 2021, the company entered into an agreement where it will issue $100,000 of stock in exchange for services to be rendered under a consulting agreement currently shown under stock to be issued.

On November 7, 2021, the company issued 1,725,439 of its shares in settlement of a debt of $638,412 including accrued interest of $28,578

On October 12, 2021, the Company issued 118,000 shares to GS capital valued at $57,466 pursuant to services rendered in obtaining financing.

On October 18, 2021, the company issued 175,000 shares of its common stock valued at $52,500 pursuant to a stock purchase agreement.

During the year ended December 31, 2021, the company issued 196,438 shares of common stock upon the exercise of 300,000 options at an exercise price of $0.126 a share. This exercise was performed on a cashless basis.

On July 29, 2021, the Company issued 122,000 restricted shares of its common stock to third party valued at $50,000 pursuant to the stock purchase agreement. The cash was received in 2021.

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

NOTE 14: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

During April, May and June 2021 the Company issued 1,234,113 shares for cash of gross proceed of $402,500 pursuant to various Warrant Stock purchase agreements. The cash was received in the second quarter ending 2021. Out of these 519,828 shares of common stock valued at $152,500 was adjusted with common stock to be issued of prior period. The company also issued warrants to purchase 175,000 shares of common stock at an exercise price of $0.75 and 714,285 shares of common stock at an exercise price of $0.80. Warrants are exercisable within a 3-year period from issuance.

During April, May and June 2021 the company issued 1,114,351 restricted shares of its common stock valued at $792,389 to third parties for certain services, recorded as consulting fees.

During March 2021 the Company issued 1,712,500 shares for cash of gross $434,000 pursuant to various Stock purchase agreements. The cash was received in the first quarter ending 2021. The company also issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.75. Warrants are exercisable within a 3-year period from issuance.

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

The stock option activity for years ended December 31, 2022 and 2021 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2020	10,300,000	$0.36
Granted	2,960,715	0.60
Exercised	300,000	0.35
Expired or canceled	(2,000,000)	0.75
Outstanding at December 31, 2021	10,960,715	$0.37
Granted	14,400,000	0.0405
Exercised	(500,000)	0.002
Expired or Canceled	(5,000,000)	0.057
Outstanding December 31, 2022	19,860,715	$0.049

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2022 and 2021: 3,000,000 in 2022 and 2,000,000 in 2021 in options issued to John Huemoeller were canceled to allow for issuances to other employees.

As of December 31, 2022

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	19,860,715	9.0	$0.049	18,341,741	$0.049

As of December 31, 2021

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.37	10,960,715	8.5	$0.37	8,227,380	$0.37

NOTE 15: STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2022	2021
Expected life (years)	10	10
Risk-free interest rate (%)	3.96	1.74
Expected volatility (%)	229	190
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$1.74	$1.74

For the years ended December 31, 2022 and 2021 stock-based compensation expense related to vested options was $1,107,493 and $1,143,730 respectively.

Warrants

The following table summarizes warrant activity during the year ended December 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	3,025,000	0.71
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2021	3,025,000	$0.71
Granted	519,247	0.31
Exercised
Outstanding at December 31, 2022	3,544,247	$0.65

All outstanding warrants are exercisable at December 31, 2022 and there was no unrecognized stock-based compensation expense related to warrants.

NOTE 16: DISCONTINUED OPERATIONS

During May 2020 the Company decided to discontinue most of its operating activities pursuant to the Separation Agreement entered into by and among the Company, CanChew License Company (“CanCo”), CanChew Biotechnologies, LLC (“CanChew”), Medical Marijuana, Inc., Dr. George A. Anastassov (“Dr. Anastassov”), Dr. Philip A. Van Damme (“Dr. Van Damme”), Lekhram Changoer (“Mr. Changoer”), Sanammad Foundation, Netherlands and Sanammad Foundation, US (collectively, the “Sanammad Parties”). There was a diminmis amount, approximately $8,000, of cost associated with this operation in 2021.

NOTE 16: DISCONTINUED OPERATIONS (CONTINUED)

As of December 31, 2022 and 2021, the Company has nil asset and liabilities of the discontinued operations in the unaudited consolidated balance sheet in accordance with the provision of ASC 205-20.

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

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

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

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. Beginning in October 2019, the board ratified to increase CFO base salary to $3,000 per month. During 2022 the board subsequently increased Mr Malasek’s compensation to 7,500 per month

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. For the year December 31, 2021, the Company recorded research and development expenses of $284,869. This agreement is now being renegotiated.

On August 25, 2020, we signed an exclusive licensing, manufacturing and distribution agreement with Empowered Diagnostics LLC to execute the high-volume production of our rapid point-of-care diagnostic test. AXIM and Empowered have completed the technology transfer and Empowered Diagnostics has built out their production facility to be able to manufacture millions of our neutralizing antibody tests for COVID-19 per month. In exchange for this license Empowered will pay Axim a royalty on net sales on all licensed products sold by Empowered covered by this license which global with the exception of Mexico.

This agreement was cancelled in February, 2022.

On September 15, 2022, the company entered into a license and distribution agreement for its Lactoferrin dry eye test, Ige allergy test for allergic conjunctivitis and quantitative MMp-9 test to identify ocular surface inflammation. The licensee is Versea Ophthalmics, LLC, A Delaware Limited Liability Company.

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

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

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

The Company received an initial license fee of $150,000 and has the right to cancel the agreement if minimum sales targets are not reached. This amount was recorded as deferred revenue and amortized over 5 years beginning September 15, 2022. During the year ended December 31, 2022 and 2021, the Company amortized $8,875 and $0. The carrying balance as of December 31, 2022 and 2021 was $141,125 and $0, respectively.

The Company also received $192,000 towards sale of its IgE and Lactoferrin tests. The tests were not shipped as of December 31, 2022 so the amount was disclosed as deferred revenue as of December 31, 2022.

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of December 31, 2022.

Right-of-use assets	$19,789

Lease liability obligations, current	$19,789
Lease liability obligations, noncurrent
Total lease liability obligations	$19,789

Weighted-average remaining lease term	0.33 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the years ended December 31, 2022 and 2021:

	December 31,		December 31,
	2022		2021
Operating lease expense	$75,732	*	$57,684
Short-term lease expense	38,790		15,711
Total lease expense	$114,522		$73,395

*We recorded $59,416 of operating lease expense this includes $16,316 of maintenance charges.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2022, are as follows:

NOTE 17: COMMITMENT AND CONTINGENCIES (CONTINUED)

2023	$20,000
Total minimum payments	20,000
Less: amount representing interest	(211)
Total	$19,789

Litigation

As of December 31, 2022, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act,” made sweeping modification to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The Act replaced the prior law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2022 due to the recent enactment.

For the period ended December 31, 2022, The Company had available, for Federal income tax purposes, net operating losses of $9,024,000 which expire at various dates through December 31, 2030 and $23,000,000 which have no expiration date. The net operating loss carryovers may be subject to limitations under Internal Revenue Code section 382, due to significant changes in the Company’s ownership. If a change of ownership has occurred the net operating loss carryovers would be limited or might be eliminated.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the period ended December, 2022 and 2021 as follows:

	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Statutory state and local income tax rate , net of federal benefit	11.9%	11.9%
Change in valuation allowance	(32.9)%	(32.9)%
Effective tax rate	0.00%	0.00%

NOTE 18: INCOME TAXES (CONTINUED)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

	2022	2021
Deferred tax assets Federal*:
Net operating loss carry forward	$10,749,088	$6,327,783
Less: valuation allowance	(10,749,088)	(6,327,783)
Net deferred tax asset	$-	$-

*The company moved its base operations to California in 2019

California Net operating Losses Total 13,558,757

NYS Net Operating Loss Total 14,157,020

The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $10,749,088, and $6,327,783, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. Management believes it is more likely than not that the Differed tax asset will not be realized, so a 100% Valuation Reserve has been established at December 31, 2022. Company is aware that as of there may be section 382 limitations on loss carryforward due to, to the acquisition of Sapphire biotechnology but has not analyzed them at this time.

NOTE 19: SUBSEQUENT EVENTS

On January 23, 2023 holders of convertible notes converted debt of $380,858 into 22,207,486 shares of the Company’s stock.

In January 2023 $46,000 was received in cash against stock subscription receivable.

On March 23, 2023 1,000,000 shares were issued against common stock to be issued.

During the first quarter 2023, 8,000,000 shares were issued in accordance with the Company’s S-1 offering for cash of $130,000 with an additional amount to be determined from put number 10 issued on March 23, 2023.

Advances received against S-3 offering in the amount of $350,000.

TL-66 LLC Convertible Notes Modification and Default Waiver Agreement

On January 23, 2023, AXIM Biotechnologies, Inc. (the “Company”) and TL-66 LLC entered into a Convertible Notes Modification and Default Waiver Agreement (“Waiver Agreement”) in order to modify and cure defaults on various notes issued by the Company and its subsidiaries to TL-66 as summarized below.

(a) For five senior secured convertible notes, as amended, issued by the Company to TL-66, aggregate face value of $934,478 (the "Secured Notes"), which are currently in default, TL-66 agreed to waive and forfeit all interest accrued on the Secured Notes through December 31, 2022, in the aggregate amount of $216,572. In addition, all prior defaults on the Secured Notes were waived through January 23, 2023, and the next interest payments due on each of the Secured Notes was extended from April 1, 2023, to July 1, 2023. All of the Secured Notes pays semi-annual interest at the rate of 3.5% per annum on each October and April 1st until maturity of October 1, 2029. In addition, the conversion price for each of the Secured Notes was reduced from $0.2201 to $0.04.

(b) For a convertible note issued by the Company to TL-66, face value $365,931 (the "TL-66 Note"), TL-66 agreed to waive and forfeit all interest accrued on the Convertible Notes through January 27, 2023, in the aggregate amount of $11,190.96 and to waive all prior defaults on the TL-66 Note through January 23, 2023.The TL-66 Note pays annual interest at the rate of 3.0% per annum on each January 27 until maturity on January 27, 2032 and is convertible into the Company's common stock at a conversion price of $0.10.

(c) For a convertible note issued by the Company's wholly-owned subsidiary, Sapphire Biotech, Inc, to TL-66, face value $190,000 (the "Sapphire Note"), TL-66 agreed to waive and forfeit all interest accrued on the Sapphire Note through December 31, 2022, in the amount of $17,115.84 and to waive all prior defaults on the Sapphire Note through January 23, 2023. The Sapphire Note pays annual interest each December 31st at the rate of 3.0% per annum until maturity on December 31, 2034 and is convertible into the Company's common stock at a conversion price of $0.03166667. In addition, TL-66 has the right to require the Company to assume the Sapphire Note at any time upon demand.

John W. Huemoeller II Settlement Agreement

On January 23, 2023, the Company entered into a “Settlement Agreement” with its Chief Executive Officer, John W. Huemoeller II (the "Executive") regarding $512,500 of accrued and unpaid salary owed to the Executive through December 31, 2022 (the "Amount Due").

(a) $250,000 of the Amount Due will be paid by issuing to Executive a convertible note, face value $250,000 (the "Executive Note"). The Executive Note is unsecured, shall pay interest annually at the rate of 4% per annum with the first interest payment beginning on January 1, 2024, and each January 1st thereafter until maturity on January 1, 2033, and shall have a conversion price of $0.01.

(b) Executive shall waive/forfeit $50,000 of the Amount Due. The remaining balance of $212,500 of the Amount Due ($512,500 minus $250,000 for the Executive Note = $262,500 minus $50,000 waiver = $212,500) shall not be payable at any time prior to July 1, 2023, and Executive shall have no right prior to July 1, 2023 to seek payment of the remaining balance. If in the reasonable discretion of the Board of Directors full payment of the remaining balance of the Amount Due on July 1, 2023 ($212,500) is too burdensome for the Company's working capital position at that time, then Executive will either grant an additional 3-month extension for the payment of the remaining Amount Due or engage in good faith discussions with the Board in order to enter into a payment plan for the remaining Amount Due, or a combination of both.

(c) Executive agreed to a $55,000 reduction in salary for the period of January 1, 2023 through June 30, 2023 (from $175,000 for the period reduced to $120,000). After June 30, 2023, Executive's salary shall be reinstated to the full amount prior to the reduction.

MMI Convertible Note Modification and Default Waiver Agreement

On January 23, 2023, the Company and Medical Marijuana, Inc ("MMI") entered into a Convertible Note Modification and Default Waiver Agreement (“MMI Modification Agreement”) in order to modify and cure the default of a convertible note, as amended, face value $4 million, issued by the Company to MMI (the "MMI Convertible Note") as set forth below.

(a) MMI agreed to waive and forfeit all interest accrued on the MMI Convertible Note through December 31, 2022, in the amount of $261,536.96, and to waive all prior defaults through January 23, 2023. The MMI Convertible Note was further modified so that interest shall accrue at the original rate of 3.5% per annum through June 30, 2023, and payable on that date. Thereafter interest will be payable on a monthly basis beginning on August 1, 2023. In addition, the conversion price for the MMI Convertible Note was reduced from $0.25 to $0.075.

