Form 10-Q
period 2023-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2023-05-22
CIK 1514946

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 227,649,403 of common stock, par value $0.0001 per share, outstanding as of May 22, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	31-Mar-23	31-Dec-22
	(unaudited)
ASSETS
Current assets:
Cash	$53,542	$47,282
Prepaid expenses	-	42,858
Other Current Assets	3,014	13,839
Total current assets	56,556	103,979

Property and equipment, net of accumulated depreciation	85,696	93,840
Other Assets:

Intangible Asset , net	3,890,816	3,989,427
Security deposit	5,000	5,000
Operating lease right-of-use asset	4,984	19,789
Total other assets	3,900,800	4,014,216

TOTAL ASSETS	$4,043,052	$4,212,035

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,178,841	$1,316,248
Lease liability obligations (see Note 16)	4,984	19,789
Due to first insurance funding	-	26,781
Advances from shareholder	197,720	47,720
Deferred revenue	325,728	333,125
Derivative liability insufficient shares	2,033,074	-
Derivative liability conversion feature on notes	1,122,981	1,648,831
Total current liabilities	4,863,328	3,392,494

Long-term liabilities:
Convertible note payable related party officer (including accrued interest of $1,861) (net of unamortized debt discount of $245,415)	6,446	-
Convertible note payable (including accrued interest of $18,904 and $274,442, respectively) net of unamortized debt discount of $1,061,770 and $1,583,435, respectively (see note 12)	1,299,542	1,383,416
Convertible note payable - related party (including accrued interest of $35,000 and $261,537, respectively)	4,035,000	4,261,537

Total long-term liabilities	5,340,988	5,644,953
TOTAL LIABILITIES	10,204,316	9,037,447

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized 223,649,403 and 192,441,917 shares issued and outstanding, respectively	22,365	19,245
Stock Subscription receivable	(41,000)	(46,000)
Additional paid in capital	60,745,125	59,191,469
Common stock to be issued	-	135,000
Accumulated deficit	(66,887,804)	(64,125,176)
TOTAL STOCKHOLDERS' DEFICIT	(6,161,264)	(4,825,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,043,052	$4,212,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022

Revenues	$7,397	$-

Operating Expenses:

Research and development expenses	20,336	44,193
Selling, general and administrative	590,940	982,235
Depreciation and amortization	106,755	106,527

Total operating expenses	718,031	1,132,955

Loss from operations	(710,634)	(1,132,955)

Other (income) expenses:
Derivative Liability insufficient shares	2,033,074
Interest income	-	(256)
Change in fair value of derivative liability	98,640	(587,077)
Amortization of debt discount	35,172	35,591
Gain on extinguishment of debt	(172,731)	(16,904)
Interest expense	57,839	1,522,405
Total other expenses (income)	2,051,994	953,759

Loss before provision of income tax	(2,762,628)	(2,086,714)
Provision for income tax	-	-

NET LOSS	$(2,762,628)	(2,086,714)

Loss per share
Basic	$(0.01)	(0.01)
Diluted	$(0.01)	(0.01)

Weighted average common shares outstanding - basic and diluted	214,494,489	147,163,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common stock		Series B Convertible		Series C Convertible		Common Stock to be	Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Receivable	Deficit	Total

Balance at December 31, 2021	138,099,981	$13,811	-		500,000	50	$4,530,000	$51,000,166	$-	$(57,882,227)	$(2,338,200)
Common stock issued under s-1	4,000,000	400						594,470			594,870
Common stock issued against common stock to be issued purchase of atd	7,000,000	700					(4,270,000)	4,269,300			-
Common stock issued against common stock to be issued received in PY	166,667	17					(25,000)	24,983			-
Common stock issued stock purchase agreements	976,870	98						104,902			105,000
Common stock issued for services	802,115	80					(100,000)	179,420			79,500
Cashless exercise stock options	282,759	28						(28)			-
Stock issued on settlement of debt	173,390	17						32,927			32,944
Stock based compensation - stock options								188,917			188,917
Net loss										(2,086,714)	(2,086,714)
Balance at March 31, 2022	151,501,782	$15,151	-		500,000	50	$135,000	$56,395,057		$(59,968,941)	$(3,423,683)

Balance at December 31, 2022	192,441,917	19,245	-		500,000	50	135,000	59,191,469	(46,000)	(64,125,176)	(4,825,412)
Common stock issued under s-1	8,000,000	800						169,200	5,000		175,000
Common stock issued against common stock to be issued	1,000,000	100					(135,000)	134,900			0
Common stock issued on conversion of debt	22,207,486	2,220						686,212			688,432
Debt discount on modifications / issuance of notes								459,522			459,522
Stock based compensation - stock options								103,822			103,822
Net loss										(2,762,628)	(2,762,628)
Balance at March 31, 2023	223,649,403	$22,365	-		500,000	$50	$0	$60,745,125	$(41,000)	$(66,887,804)	$(6,161,264)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	31-Mar-23	31-Mar-22
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,762,628)	$(2,086,714)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	8,143	7,916
Derivative liability insufficient shares	2,033,074
Stock based compensation	103,822	188,918
Amortization of prepaid insurance/expense	42,858	93,828
Amortization of debt discount	35,172	35,591
Common stock issued for services	-	79,500
Amortization of intangible assets	98,612	98,611
(Gain) loss on extinguishment of debt	(172,731)	11,068
Change in fair value of derivative liability	98,640	(587,077)
Non-cash interest expense	-	1,316,846
Changes in operating assets & liabilities:
Decrease in other assets	10,825	-
Increase in interest receivable	-	(256)
Increase in shareholder advances	150,000	-
Decrease in deferred revenue	(7,397)	-
Increase in accounts payable and accrued expenses	219,651	138,052
Net cash provided by (used in) operating activities from continuing operations	(141,959)	(703,717)

CASH FLOW FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under registration statement on Form S-1	175,000	594,870
Common stock issued under SPA		105,000
Repayment of first insurance funding	(26,781)	(32,873)
Proceeds from convertible notes	-	1,325,000
Repayment of convertible notes	-	(1,243,200)
Extinguishment of debt note replacement
Repayment of promissory note	-	(90,000)
Net cash provided by (used in) continuing financing activities	148,219	658,797
Net cash provided by (used in) financing activities	148,219	658,797

Net (decrease) increase in cash and cash equivalents	6,260	(44,920)

Cash and cash equivalents at beginning of period	47,282	452,963
Cash and cash equivalents at end of period	53,542	$408,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$135,000	$125,000
Initial derivative liability at issuance of notes	$-	$2,641,846
Initial debt discount at issuance of notes	$250,000	$1,325,000
Convertible note converted to common stock	$688,432	$32,944
Common stock issued on cashless exercise of options	$-	$28
Convertible debt issued against settlement of Liabilities	$250,000	$-
Initial Debt discount on extinguishment of Notes	$209,522	$-
Common Stock issued against stock subscription receivable	$40,000	$-
Common stock issued against Common stock to be issued for acquisition	$-	$4,270,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 3: BASIS OF PRESENTATION:

The interim unaudited condensed financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s management believes the disclosures are adequate to make the information presented not misleading.

The condensed balance sheet information as of December 31, 2022 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 17, 2023. These interim unaudited condensed financial statements should be read in conjunction with the 2022 Annual Report. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $4,806,775 and has an accumulated deficit of $66,887,804, has cash used in operating activities of continuing operations $141,959. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the three months ended March 31, 2023, the Company raised additional capital of $175,000 through its S-1. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods. Actual results could differ from these estimates. Significant estimates are assumptions about collection of useful life of intangible assets and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2023, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at March 31, 2023 and December 31, 2022. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At March 31, 2023 and December 31, 2022, there were no accounts receivable. For the three months ended March 31, 2023 one customer accounted for 100% of total revenue. There was no revenue for the three months ending March 31, 2022.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment consisted of the following at March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023	December 31, 2022
Equipment	$183,992	$183,992
Less: accumulated depreciation	$98,295	$90,152
	$85,697	$93,840

Depreciation expense was $8,143 and $7,916 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company’s intangible assets relating to continuing operations consisted of the following at March 31, 2023 and December 31, 2022, respectively.

	March 31,	December 31,
	2023	2022
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000

Less: accumulated amortization	629,184	530,573
	$3,890,816	$3,989,427

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2023	2024	2025	2026	2027	2028 and thereafter
Amortization expense	$293,423	$391,230	$391,230	$391,230	$391,230	$2,033,277

Amortization expense recorded for the three months ended March 31, 2023 and 2022 was $98,612 and $98,612; respectively.

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

Revenues from continuing operations recognized for three months ended March 31, 2023 and 2022 amounted to $0 and $0, respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of March 31, 2023.

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$1,122,981	$-	$-	$1,122,981
Derivative liabilities - Insufficient shares	$2,033,774			$2,033,774

December 31, 2022

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$1,648,831	$-	$-	$1,648,831

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

No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022 respectively. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the Three Months ended March 31, 2023 and 2022 respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $0 and $0 allowance for doubtful accounts at March 31, 2023 and 2022, respectively and had $0 accounts receivable at March 31, 2023 and $0 at December 31, 2022.

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

There were common share equivalents 185,766,420 at March 31, 2023 and 47,298,693 at December 31, 2022. For the period ended March 31, 2023 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. If necessary, the company would increase authorized shares to honor conversion agreements. The company recognized a derivative short share expense for the quarter ending March 31, 2023 in the amount of 2,033,074 as a result of authorized shares being insufficient to redeem convertible securities and notes.  This will be corrected in Quarter ending June 30, 2023.  See subsequent events.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2023 and 2022 the Company incurred research and development expenses of $20,336 and $44,193 from continuing operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Material Equity Instruments

The Company evaluates stock options, stock warrants and other contracts (convertible promissory note payable) to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 840-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1)earliest issuance date or (2) latest maturity date. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the earliest maturity date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the convertible notes or warrants are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

Recently Issued Accounting Standards

Accounting Standards Implemented Since December 31, 2022

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

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2023 and December 31, 2022 respectively:

	March 31,	December 31,
	2023	2022
Prepaid insurance	$-	$42,078
Prepaid interest	-	780
	$-	$42,858

For the three months ended March 31, 2023 and 2022 the Company recognized amortization of prepaid expense and prepaid insurance of $42,858 and $93,828 respectively.

NOTE 7: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of March 31, 2023 and December 31, 2022 respectively, the principal and accrued interest balances were $368,041 and $363,178 respectively.

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2022 is $90,000 with accrued interest of $1,515. The note was paid off February 2022 and has a zero balance as of March 31, 2023.

NOTE 8: OTHER COMMITMENTS

None

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

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment. The balance of the Note Receivable as of March 31 31, 2023 and December 31, 2022 is $0 and $0 excluding interest accrued thereon of $0 and $0, respectively. The note was forgiven in May, 2022.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

On June 25, 2022, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $87,762. A cash down payment of $8,776 was paid on July 6, 2022. Under the terms of the insurance financing, payments of $8,957, which include interest at the rate of 4.92% per annum, are due each month for nine months commencing on July 25, 2022.

The total outstanding due to First Insurance Funding as of March 31, 2023 and December 31, 2022 is $-0- and $26,781, respectively.

The policy was canceled for non-payment of premium in April 2023.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of March 31, 2023 and December 31, 2022 respectively:

	March 31,	December 31,
	2023	2022
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	35,000	261,537
Convertible note payable, net	$4,035,000	$4,261,537

On January 23, 2023, Creditor agreed to waive and forfeit all interest accrued on the MMI Note through December 31, 2022, in the aggregate amount of $261,537, and to waive all prior defaults on the MMI Note through the Effective Date. Interest shall accrue on the MMI Note at the original rate of 3.5% per annum through June 30, 2023, and be payable on that date. Thereafter interest will be payable on a monthly basis beginning on August 1, 2023. In addition, the Conversion Price for the MMI Note is hereby reduced from $0.25 to $0.075. This Agreement serves to modify and amend the MMI Note as set forth herein, in all other respects the terms of the MMI Note remain in full force and effect. The Company determined that the debt modification including conversion feature added resulted in a debt extinguishment due to the change in the fair values exceeding 10% of the debt carrying value. As a result of the debt modification the company recorded a gain on Extinguishment of debt in the amount of $261,537.

For the three months ended March 31, 2023 and 2022, interest expense was $35,000 and $35,000, respectively.

As of March 31, 2023 and December 31, 2022, the balance of secured convertible note was $4,035,000 and $4,261,537 which included $35,000 and $261,537 accrued interest, respectively.

The following table summarizes convertible note payable as of March 31, 2023 and December 31, 2022 respectively:

	March 31,	December 31,
	2023	2022
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (1)	$484,478	$484,478
Convertible Note Payable, due on January 27,2032 interest at 3% p.a. (4)	367,931	367,931
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (2)	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	800,000	1,150,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a. (3)	190,000	190,000
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	18,903	274,442
Total	2,361,312	2,966,851
Less: unamortized debt discount/finance premium costs	(1,061,770)	(1,583,435)
Convertible note payable, net	$1,299,542	$1,383,416

(1) On September 16, 2016, we entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company. With various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes matures on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.2201 per share.

As of March 31, 2023 and December 31, 2022 respectively, the balance of secured convertible notes was $488,811 and $590,945, which included $4,333 and $106,467 accrued interest, respectively. See below for debt modification treatment.

(2) On October 20, 2016, a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2023 and December 31, 2022 respectively, this note has not been converted and the balance of secured convertible notes was $504,472 and $610,104, which included $4,472 and $110,104 accrued interest, respectively. See below for debt extinguishment treatment.

(1) & (2) On January 23, 2023, Creditor agreed to waive and forfeit all interest accrued on the Secured Notes through December 31, 2022, in the aggregate amount of $216,572. All prior defaults on the Secured Notes are hereby waived through the Effective Date, and the next interest payments due on each of the Secured Notes is extended from April 1, 2023, to July 1, 2023. In addition, the Conversion Price for each of the Secured Notes is hereby reduced from $0.2201 to $0.04. The Agreement served to modify and amend each of the Secured Notes as set forth above, in all other respects the terms of the Secured Notes remained in full force and effect. The Company determined that the debt modification including conversion feature added resulted in a debt extinguishment due to the change in the fair values exceeding 10% of the debt carrying value.

The Renegotiation of the above TL-66 notes was deemed to be a debt extinguishment resulting in Amortization of the remaining debt discount of $381,760 and recognition of the Beneficial conversion feature upon modification of $209,522.  And a gain on conversion of $35,537 calculated by comparing fair value of new note to old note including accrued interest.

On June 7, 2021 the Company converted $500,000 of the Convertible Note with TL-66-LLC along with the accrued interest of $82,707 into 2,647,464 shares of the Company’s common stock at $0.2201 per share which resulted in a loss on extinguishment of debt of $1,535,264.

(3) On December 31, 2019, Sapphire Biotech, Inc. entered into a Convertible Note Purchase Agreement whereas the Company issued a convertible note with a face value of $190,000 with a compounding interest rate of 3% per annum, the interest shall be payable annually beginning on December 31, 2020 until the maturity date of December 31, 2034, at which time all principal and interest accrued thereon shall be due and payable. The Convertible Note is secured by substantially all the Company’s tangible and intangible assets. In addition, the Convertible Note includes various non-financial covenants including the Company may not enter into any agreement, arrangement or understanding of any kind that would result in a transaction, or series of transactions, that would result in the sale of 50% or more of the Company’s capital stock without the prior approval of the holder.

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

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of March 31, 2023 and December 31, 2022, the balance of secured convertible note was $190,497 and $207,116, which included $497 and $17,116 accrued interest, respectively.

On January 27, 2023, Creditor agreed to waive and forfeit all interest accrued on the Sapphire Note through December 31, 2022, in the aggregate amount of $17,115 and to waive all prior defaults on the Sapphire Note through the Effective Date. This was not deemed to be a debt extinguishment since the waiver of accrued interest was not deemed to produce a change in cash flow greater than 10%. The company recorded a gain on modification of $17,117 resulting from forgiveness of accrued interest.

(4) On January 27, 2022, Sapphire Bitotech entered into a debt exchange agreement (effective April 1 2022) whereas the company exchanged a convertible note with a balance of 367,931 including accrued interest for a new note charging interest at a rate of 3% per annum first interest payment due January 27, 2023 compounded monthly.  The maturity date is January 27, 2032.  Upon issuance was convertible into shares of the Company’s common stock  at a conversion price of $0.10 per share. As of March 31, 2023 and December 31, 2022, the balance of secured convertible note was $370,697 and $378,193, which included $2,766 and $10,262 accrued interest, respectively. This was not deemed to be a debt extinguishment.

On January 23, 2023, Creditor agreed to waive and forfeit all interest accrued on the TL-66 Note through January 27, 2023, in the aggregate amount of $11,190, and to waive all prior defaults on the TL-66 Note through the Effective Date. This was not deemed to be a debt extinguishment since the waiver of accrued interest was not deemed to produce a change in cash flow greater than 10%. The company recorded a gain on modification of $11,190 resulting from forgiveness of accrued interest.

Convertible Note payable – related party (officer)

As of December 31, 2022, the Company owed to the Executive, for employment in his capacity as CEO of AXIM, $512,500 of unpaid salary which is overdue and payable immediately. Executive and AXIM desired to enter into this Agreement in order resolve the Amount Due in a way that preserves the Company's working capital and incentivizes and retains Executive. Executive agreed to Issuance of Convertible Note as Partial Satisfaction of the Amount Due. $250,000 of the Amount Due will be paid by issuing to Executive a convertible note, face value $250,000 (the "Convertible Note")   Executive agreed that he shall waive/forfeit $50,000 of the Amount Due, leaving a remaining balance after such waiver of $212,500 ($512,500 minus $250,000 for the Convertible Note = $262,500 minus $50,000 waiver = $212,500), which shall not be payable at any time prior to July 1, 2023, and that Executive shall have no right prior to July 1, 2023 to seek payment of the remaining balance of the Amount Due. Executive further agrees that if in the reasonable discretion of the Board of Directors full payment of the remaining balance of the Amount Due on July 1, 2023 ($212,500) is too burdensome for the Company's working capital position at that time, then Executive will either grant an additional 3-month extension for the payment of the remaining Amount Due or engage in good faith discussions with the Board in order to enter into a payment plan for the remaining Amount Due, or a combination of both.

Payment of Principal and Interest. From the date of this Convertible Note (the “Note” or “Convertible Note”), interest shall be payable annually on the basis of a three hundred sixty (360) day year and compounded on a yearly basis at a rate equal to Four Percent (4%) per annum (the “Interest Rate”).  beginning on January 23, 2024 until the maturity date of January 23, 2033, at which time all principal and interest accrued thereon shall be due and payable. Upon issuance, the Convertible Note was convertible into shares of the Company’s common stock at $0.01 per share. At January 23, 2023, the modification date, the Company determined that the Convertible Note contained a beneficial conversion feature for which a full discount was recorded on the Convertible Note. The fair market value of the Company’s common stock was based upon the estimated per share acquisition price per the pending acquisition of the Company. The discount of $250,000 will be amortized using the effective interest method and will be fully amortized by January 23, 2033.  This is a new note accounted for by recording the note at face value and a debt discount of $250,000 which will be amortized over the life of the note.

As of March 31, 2023 and December 31, 2022 the Balance due on the note was $251,861 and $-0- including accrued interest of $1,861 and $-0- respectively.

(5) Convertible Notes

Effective February 10, 2022, the Company issued seven convertible notes to a series of investors having an aggregate face value of $1,325,000 in exchange for $1,325,000 in cash (the “Convertible Notes”). One of the Convertible Notes, face value $25,000, was purchased by Blake N. Schroeder who is a director of the Company.

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2022, $175,000 of the note and accrued interest of $2,840 was retired and converted to 5,665,636 common shares valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459  During the three months ended March 31, 2023, $350,000 of the note and accrued interest of $30,858 was retired and converted to 22,207,486 common shares valued at $688,432 and as a result of the debt modification the company recognized a loss on extinguishment of $626,414, including cancellation of balance debt discount of $318,840 and a loss on issuance of the shares of $307,574 and a gain due to cancellation of derivative liabilities as of date of settlement of $624,490. As of March 31, 2023 and December 31, 2022, respectively, the principal and accrued interest balances were $806,834 and $1,180,492 respectively, which include accrued interest of $6,834 and $30,492, respectively.

During the three months ended March 31, 2023 and 2022 respectively, the Company amortized the debt discount on all the notes of $35,172 and $35,591, respectively. As of March 31, 2023 and December 31, 2022, unamortized debt discount was $1,307,185 and $1,895,035, respectively.

Debt Obligations - 2022

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

We have determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.”

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

On March 31, 2023, the Company estimated the fair value of the embedded derivatives of $ using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158.74%, (3) risk-free interest rate of 3.88%, and (4) expected life of 9.116 years. The change of $98,640 was recorded as loss on change in fair value of derivative liabilities for the three months ended March 31, 2023.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2023:

Balance, December 31, 2022	$1,648,831
Issuance of shares in exchange for convertible note payable	(624,490)
Mark to market	98,640
Balance, March 31, 2023	$1,122,981

Loss on change in derivative liabilities for the three months ended March 31, 2023	$98,640

 Derivative liability- insufficient shares

Certain of the Company’s embedded conversion features on debt, convertible preferred stock and outstanding options & warrants are treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 840-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1) earliest issuance date or (2) latest maturity date. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the earliest maturity date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the convertible notes or preferred stock or option or warrants are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

On March 31, 2023, the Company estimated the fair value of the embedded derivatives of using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.03%, (3) risk-free interest rate of 3.88%, and (4) expected life of 2.75-9.92 years. Because of numerous issue dates weighted average exercise price and life were used to value options.  Warrants were valued at the lowest exercise price because of numerous issue dates and lack of materiality of the calculation

The Company recorded $2,033,704 as derivative liability – insufficient shares as of March 31, 2023.

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015, the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. As of March 31, 2023 and December 31, 2022 respectively, there were 8,094,046 and 9,806,000 shares available for issuance under the Plan.

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

The Company estimated the fair value of the Option value of $.04 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 227%, (3) risk-free interest rate of 3.03%, and (4) expected life of 9.9 years.

For the three months ended March 31, 2023 and 2022 respectively the Company recorded compensation expense of $103,822 and $188,917 respectively.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of March 31, 2023, and 2021 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of March 31, 2023.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, the Company had 223,649,403 and 192,441,917 shares of common stock issued and outstanding, respectively.

2023 Transactions:

One million shares were issued in satisfaction of Common stock to be issued.

Eight million shares were issued during the first quarter of 2023 pursuant to the Company’s S-1 in exchange for $175,000, $40,000 of which was received in April 2023.

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

The Company converted debt of $177,840 during 2022 including accrued interest of $2,840 in exchange for 5,665,636 shares of its stock valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459.

NOTE 15: STOCK OPTIONS AND WARRANTS

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years.

The stock option activity for three months ended March 31, 2023 and year ended December 31, 2022 respectively is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2021	10,960,715	$0.37
Granted	14,400,000	0.0405
Exercised	(500,000)	0.002
Expired or canceled	(5,000,000)	0.057
Outstanding at December 31, 2022	19,860,715	$0.049
Granted	-	-
Exercised	-	-
Expired	-	-
Balance March 31, 2023	19,860,715	$0.049

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2023:

As of March 31, 2023

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	19,860,715	8.5	$0.049	18,341,741	$0.049

As of December 31, 2022

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	19,860,715	9.0	$0.049	18,341,741	$0.049

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	March 31,	December 31,
	2023	2022
Expected life (years)	-	10
Risk-free interest rate (%)	-	3.96
Expected volatility (%)	-	229
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$-	$1.74

For the three months ended March 31, 2023 and 2022 stock-based compensation expense related to vested options was $103,822 and $188,918 respectively.

Warrants

The following table summarizes warrant activity during the year ended December 31, 2022 and the three months ended March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	3,025,000	$0.71
Granted	519,247	0.31
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2022	3,544,247	$0.65
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2023	3,544,247	0.65

All outstanding warrants are exercisable at March 31, 2023 and there was no unrecognized stock-based compensation expense related to warrants.

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

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totaling $150,468 paid prior to acquisition. For the year December 31, 2021, the Company recorded research and development expenses of $284,869. The agreement is now being renegotiated.

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

Versea plans to launch sales sometime in second quarter 2023.  During first quarter 2023 further modification of the tests and packaging took place.

Operating Lease

Lease Agreement—On March 3, 2020, Sapphire entered into a 3-year lease agreement (“Lease”) to relocate to a larger space within the same business park. The new space totals 1,908 square feet with monthly base rent in the 1st year $4,713, 2nd year $4,854 and 3rd year $5,000 at implicit interest rate of 6%. A new lease is effective April 25, 2023.  Upon commencement of the Lease on April 25, 2023, the previous lease will expire. The company has renewed the lease effective May 1, 2023 and therefore the related right of use assets and lease liability established subsequent to March 31, 2023.   The following table sets forth the revised schedule of the monthly Base Rent payable for the Premises during the Extended Term:

Month(s) of Term	No. of Months	Monthly Base Rent	Conditionally Abated Monthly Base Rent	Total Monthly Base Rent
May 1, 2023 – May 31, 2023	1	$8,014.00		$8,014.00
June 1, 2023 – June 30, 2023	1	$8,014.00	$8,014.00	$8,014.00
July 1, 2023 – April 30, 2024	10	$8,014.00		$8,014.00
May 1, 2024 – April 30, 2025	12	$8,335.00		$8,334.00
May 1, 2025 – April 30, 2026	12	$8,668.00		$8,668.00
May 1, 2026 – May 31, 2026	1	$9,014.00		$9,014.00

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of March 31, 2023.

Right-of-use assets	$4,984

Lease liability obligations, current	$4,984
Lease liability obligations, noncurrent
Total lease liability obligations	$-

Weighted-average remaining lease term	0.125 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the Three Months ended March 31, 2023 and 2022 respectively:

	March 31,		March 31,
	2023		2022
Operating lease expense	$19,104	*	$14,562
Short-term lease expense	11,637		7,660
Total lease expense	$30,741		$22,222

*We recorded $30,741 of operating lease expense this includes $11,637 of maintenance charges and month to month lease.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2023, are as follows:

	$
2023
Total minimum payments		5,000
Less: amount representing interest		(16)
Total		$4,984

Litigation

As of March 31, 2023, and this report issuing date, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 18: SUBSEQUENT EVENTS

Common Stock Issuances

During April 2023, the Company received $40,000 against stock subscription receivable.

During April and May 2023, the Company issued 4,000,000 shares under their S-1 Cash has been received in the amount of $60,000.  The final determination as to allocation of proceeds has not been made as of the date of filing of this 10Q.

The company plans to increase authorized shares to One billion to cover shortfall in amounts needed to redeem convertible securities and notes and to cover future capital raises.

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

(2) SARS-CoV-2 neutralizing antibody tests

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

Acquisition of Advanced Tear Diagnostics, LLC Technology

On August 26, 2021, we purchased certain eye disease diagnostic technology from Advanced Tear Diagnostics, LLC, a Delaware Limited Liability Company (“Advanced Tear”), consisting of worldwide exclusive licenses to manufacture, distribute and sell 510(k) cleared medical diagnostic devices already being marketed for Lactoferrin, a biomarker for dry eye disease and a 510(K) license for IgE, a biomarker for allergic ocular reaction and ownership of the two FDA registered 510(k) clearances (collectively, the “DED Licenses”).  Pursuant to the agreement, AXIM became the FDA registered owner of the two 510(k)’s. The purchase price for the technology licenses and the 510(k)’s was $4,270,000, which price was paid by issuing 7,000,000 restricted shares of Company common stock to Advanced Tear.

This asset purchase will prohibit another company from manufacturing the same devices under the 510(k)’s now owned by AXIM. Companies wishing to compete with AXIM by manufacturing the diagnostic devices acquire by AXIM must initiate a new 510(k) application and conduct costly clinical trials in support of the lengthy clearance process.

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

The FDA allows for a CLIA waivers and we intend to pursue a waiver for both current tests and all future product offerings. Our scientists have been diligently making patentable improvements to the tests which will simplify use by the clinician and enhance likelihood the CLIA waiver approval.  We plan to file for the waiver in the first third quarter of 2023 after conducting a fairly simple comparative clinical study. The objective will be to determine whether the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED, which we believe is the case. This study is a key component of the filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We believe that the acquisition of these FDA 510k cleared diagnostic products, a waiver and the distribution partnership we have with Versea will allow the business to grow at a rapid pace.

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

Currently, our eye business focuses exclusively on ophthalmology and optometry, in the United States, where there are 37,000 optometrists and 19,000 ophthalmologists performing approximately 400,000 medical (dilated) eye exams per day. Of this total, we believe that approximately 20% to 30% would present with symptoms where the Company’s Lactoferrin and IgE tests would be indicated. It is estimated that total US market for our eye care systems could approach 50,000 systems. (USA Only)

We have completed development of our immunoassay system, which includes an automated colorimetric photometer reader and two FDA market-cleared point-of-care (POC) quantitative diagnostic ophthalmic lab tests and are now ready to begin manufacturing. These are:

Ocular Lactoferrin  Lf) CPT code 83520 2021 CMS reimbursement $17.27/eye *

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

Market demand for the system is expected to be moderate to begin with until we are granted a waiver from CLIA. At which time we expect extremely high demand for our system and tests. We also expect very high demand for our recently developed MMP-9 quantitative test once we obtain a FDA 510k clearance. While we must compete with other capital equipment expenditures under consideration in any ophthalmic physician’s office, we believe that no other ophthalmic device offers the combination of compelling clinical and financial benefits afforded by our system. The clinical utility of the tests offers important diagnostic precision, differentiation and treatment management direction. Inner-office efficiencies significantly improve the patient flow characteristics, reducing patients in office visit time and greatly reducing physicians chair time with each patient.

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

We intend to run a clinical study for MMP-9 in the 3rd quarter of 2023. The distribution agreement we have with Versea calls for Versea to pay for half of the expense in return for a paid up license to market the test after the 510-k clearance is achieved.

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

On March 8th of this year, we announced that we had successfully developed what we believe to be the first-ever rapid quantitative tear test for MMP-9, an inflammatory biomarker for DED. Matrix metalloproteinase-9 (MMP-9) is an inflammatory biomarker consistently elevated in the tears of dry eye patients. The central role of inflammation in Ocular Surface Disease (OSD) is widely recognized, but the ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which provides a positive/negative result. This “yes or no” report has clinical value, but it is limited. OSD occurs when there is damage to the front surface of the eyes, the cornea. OSD includes dry eye syndrome, but also refers to a number of other disorders that affect the surface of the eye and can cause significant issues with vision and quality of life.

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

On September 30th, Verséa launched the IgE and Lactoferrin tests at the 2022 American Academy of Ophthalmology (AAO) and American Academy of Optometry (AAOPT) conferences. The MMP-9 test is anticipated to follow in the next 12-18 months upon FDA clearance. In recent months, AXIM has been preparing for the scaling of production of its tests in anticipation of significant new orders and is now prepared to support new orders associated with the Versea agreement and subsequent launch.

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

CLIA Waiver Process

Commencing in the 3rd quarter of 2023, the Company plans to conduct a comparative clinical study. The objective will be to prove that the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED. This study is a key component of our filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We will be targeting a waiver for both IgE and the Lactoferrin diagnostic tests. The testing is expected to prove that the products are simple to use with minimal risks of erroneous results. The expected timeline for filing and receiving a final CLIA decision is approximately three to six months.

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

Milestones to Date

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

In both interviews, Dr. Rob Sambursky emphasized the improved features of AXIM’s tests, noting that while osmolarity testing is currently taking place with ocular surface disease patients, the rapid new tear based tests is complementary to those existing tests and enhance a clinician’s ability to manage treatment in a more personalized way

On December 13, 2022, AXIM announced the development of a novel dual IgE/MMP rapid ophthalmological diagnostic test for which the Company filed a provisional patent with the US Patent and Trademark Office.  The new product offers clinicians an innovative new rapid ophthalmological diagnostic solution designed to reliably measure both Ocular Immunoglobulin E (IgE) and MMP-9 in a single test. The test is slated for further clinical development in the first quarter of 2023 and, once FDA approved, will be added to AXIM’s expanding catalog of ophthalmological diagnostic tools available to clinicians throughout North America.

On April 11, 2023, we announced the start of manufacturing of both the Company’s proprietary Ocular Immunoglobulin E (IgE) and Lactoferrin diagnostic assays to fulfill the orders placed by its commercialization partner Versea.

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

We currently manufacture the majority of our testing materials in-house, and use contract manufacturers for the manufacture of some of our product candidates. We may or may not manufacture the products we develop, if any. Our internal manufacturing and contract manufacturers are subject to extensive governmental regulation.  In the dye eye segment, we either make our reagents or they are sourced from select suppliers. We use contract manufacturers for the manufacture of our assays and readers.

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

Many, if not all of our customers, are covered entities under the Health Insurance Portability and Accountability Act of August 1996 or HIPAA. As part of the operation of our business, we provide reimbursement assistance to certain of our customers and as a result we act in the capacity of a business associate with respect to any patient-identifiable medical information, or PHI, we receive in connection with these services. We and our customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. The provisions of HIPAA require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic PHI, or EPHI. We are required by regulation and contract to protect the security of EPHI (electronic protected health information) that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our employees or consultants, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and recent omnibus revisions to the HIPAA regulations, we are directly subject to HIPAA’s criminal and civil penalties for breaches of our privacy and security obligations and are required to comply with security breach notification requirements. The direct applicability of the HIPAA privacy and security provisions and compliance with the notification requirements requires us to incur additional costs and may restrict our business operations.

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

Unless exempted by regulation, medical devices may not be commercially distributed in the United States until they have been cleared or approved by the FDA. Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness.  Our tests have been assigned Moderate Complexity by CLIA (Clinical Laboratory Improvement Amendments of 1988).   This law requires any facility performing examination of human specimens for diagnosis to be certified by the Department of Health and Human Services to be safe and effective.  The assignment of Moderate Complexity to our tests requires laboratories or sites that perform our tests to have a CLIA certificate, to be inspected, and to meet the CLIA quality standards.

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

Employees

As of March 31, 2023, we had six full-time employees and one part-time employee. We also allow and utilize the services of independent contractors. Management believes that we have a good relationship with our employees.

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

As of March 31, 2023, we had cash and cash equivalents of $53,542, working capital deficit of $(4,806,775), and an accumulated deficit of $66,887,804. We estimate our G&A expenses for 2023 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2023 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We do not expect R&D expenditures to exceed $2 million in 2023.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $4,806,775 has an accumulated deficit of $66,887,804, has cash used in continuing operating activities of $141,959 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022	$ Change	% Change
Revenues	$7,397	$-	$7,397	>	100%
Gross margin percentage	-	-	-		-
Operating expenses	718,031	1,132,955	-414,924	>	37%
Loss from continuing operations	(710,634)	(1,132,955)	-422,321	>	37%
Other expenses (income)	2,051,994	953,759	1,098,235	>	100%
Net loss	$(2,762,628)	(2,086,714)	675,914	>	32%

Revenue

Revenues from continuing operations recognized for the three months ended March 31, 2023 and 2022 amounted to $7,397 and $0, respectively.

Cost of Revenue from continuing operations recognized for three months ended March, 2023 and 2022 amounted to $0 and $0, respectively. The lack of COGS is due to lack of sales of products to customers in 2023 and 2022.

Operating Expenses

Research and Development Expenses

For the three months ended March 31, 2023 and 2022 the Company incurred research and development expenses of $20,336 and $44,193 from continuing operations, respectively.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three months ending March 31, 2023 and 2022 were $590,940 and $982,235, respectively. The decrease is primarily due to services in legal, consulting and accounting, advertising and increase in salaries because of the ramping up of activity due to acquisition of Sapphire Biotech on March 2020, and the acquisition of assets from Advanced Tear Diagnostics

Depreciation Expenses

For the three months ending March 31, 2023 our depreciation expenses were $8,143 as compared to $7,916 for the three months ended March 31, 2022. The increase is primarily due to the no purchase of purchase of fixed assets in current period

Amortization Expenses

For the three months ended March 31, 2023 our amortization expenses were $98,612 as compared to $98,611 for the three months ended March 31, 2022. due to recognizing the intangible assets as a result of the acquisition of Sapphire Biotech and patents and 510(K) license from advanced Tear Diagnostics, LLC in 2021.

Other Income and Expenses

Our interest expenses for the three months ended March 31, 2023 and 2022 were $57,839 and $1,522,405, respectively, variance was due to non-cash interest expenses. Gain on extinguishment of debt for the three months ended March 31, 2023 and 2022 were $172,731 and $16,904, respectively, variance was result of debt exchange. Amortization of debt discount was $35,172 and $35,591 respectively. Loss from derivative liability insufficient shares was 2,033,074 for the period ending March 31, 2023 as opposed to -0- for the period ending March 31, 2022. The variances were due to Debt modification agreements.

For the Three Months Ended March 31, 2023 and 2022

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities  was $141,959, respectively, for the three months ended March 31, 2023, as compared to net cash used of $658,797 for the three months ended March 31, 2022. The cash used in operating activities is primarily attributable to our net loss from operations of $2,762,628 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the three months ended March 31, 2023, stock-based compensation was $103,822,and derivative liability insufficient shares 2,033,074 amortization of debt discount was $416,932, common stock issued for service was $0, amortization of intangible was $98,612, Gain on extinguishment of debt was $172,731, non-cash interest expense was $-0- and this was offset by change in fair value if derivative liability of $98,640. For the three months ended March 31, 2022, these non-cash expenses were stock-based compensation of $188,918 and amortization of $35.591. For the three months ended March 31, 2023 and 2022 the Company recorded increase (decrease) to accounts payable and accrued expenses of $(137,407) and $138,052, respectively, of continuing operating activities.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended March 31, 2023 was $0 compared to $0 for the same period in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months period ended March 31, 2023, was $148,219, and $658,797 for the same period in 2022. The Company has successfully raised significant capital in exchange for its common stock for the three months ended March 31, 2023 and 2022.

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

Foreign Currency Transactions

Foreign exchange gain (loss) in the three months ended March 31, 2023 was $0 compared to $0  for the same period in 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2023 the company issued Eight million shares under their S-1 registration statement valued at $175,000.

During the period between January 1, 2022, and March 31, 2023, the Company issued total 16,401,801 shares valued $4,612,444 that were not registered under the Securities Act.

During the first quarter 2022 the company issued 4,000,000 shares pursuant to an S-3 valued at $594,870.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2023 and 2022 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)

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

 Exhibit Index

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Nevada Secretary of State on November 18, 2010.	3.1	10-Q	11/14/2014

Certificate of Amendment, as filed with the Nevada Secretary of State on July 24, 2014.	3.2	10-Q	11/14/2014

Amended and Restated (As of August 17, 2016) Bylaws of AXIM Biotechnologies, Inc.	3.3	10-Q	8/22/2016

Certificate of Designation of Series B Preferred Stock.	3.4	10-Q	8/22/2016

Certificate of Designation of Series C Preferred Stock.	3.5	10-Q	8/22/2016

Description of Securities	4.1	10-K	4/17/2023

Equity Purchase Agreement dated May 14, 2021, by and between AXIM Biotechnologies, Inc and Cross & Company	10.1	8-K	05/14/2021

Binding Term Sheet Agreement dated August 3, 2021, by and between AXIM Biotechnologies, Inc. and Advanced Tear Diagnostics, LLC.	10.2	10-K	04/15/2022

Asset Purchase Agreement dated August 26, 2021, by and between AXIM Biotechnologies, Inc. and Advanced Tear Diagnostics, LLC.	10.3	10-K	04/15/2022

Form of 1.5% Short Term Promissory Notes, dated February 10, 2022.	10.4	8-K	02/16/2022

Form of 3% Short Term Promissory Notes, dated February 10, 2022.	10.5	8-K	02/16/2022

6% Convertible Redeemable Note dated September 29, 2021, made by and between AXIM Biotechnologies, Inc. and GS Capital Partners, LLC, as amended.	10.6	8-K	02/16/2022

Termination Agreement dated March 3, 2022, by and between AXIM Biotechnologies, Inc. and Empowered Diagnostics, LLC	10.7	10-K	04/15/2022

Code of Business Conduct and Ethics.	14.1	10-Q	11/20/2017

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2			X

Nominating and Governance Committee Charter.	99.1	10-Q	11/20/2017

Compensation Committee Charter.	99.2	10-Q	11/20/2017

Audit Committee Charter.	99.3	10-Q	11/20/2017

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIM BIOTECHNOLOGIES, INC.

Dated: May 22, 2023	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: May 22, 2023	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

