Form 10-Q
period 2023-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2023-08-21
CIK 1514946

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 233,649,403 of common stock, par value $0.0001 per share, outstanding as of August 18, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	30-Jun-23	31-Dec-22
	(Unaudited)
ASSETS
Current assets:
Cash	$97,498	$47,282
Prepaid expenses	-	42,858
Other Current Assets		13,839
Total current assets	97,498	103,979

Property and equipment, net of accumulated depreciation	77,554	93,840
Other Assets:

Intangible Asset, net	3,792,204	3,989,427
Security deposit	9,014	5,000
Operating lease right-of-use asset	270,087	19,789
Total other assets	4,071,305	4,014,216

TOTAL ASSETS	$4,246,357	$4,212,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,239,965	$1,316,248
Lease liability obligations (see Note 14) current portion	88,475	19,789
Due to first insurance funding	-	26,781
Advances from shareholder	65,170	47,720
Deferred revenue	318,249	333,125
Derivative liability conversion feature	6,653,636	1,648,831
Total current liabilities	8,365,495	3,392,494

Long-term liabilities:
Convertible note payable related party (Including accrued interest of $4,361) (net of unamortized debt discount of $239,258)	15,103	-
Convertible note payable (including accrued interest of $42,910 and $274,442, respectively) net of unamortized debt discount of $1,601,449 and $1,583,435, respectively (see note 9)	1,358,870	1,383,416
Convertible note payable - related party (including accrued interest of $70,000 and $261,537, respectively)	4,070,000	4,261,537
Lease liability obligations (see Note 14)	187,494	-
Total long-term liabilities	5,631,467	5,644,953
TOTAL LIABILITIES	13,996,962	9,037,447

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 300,000,000 shares authorized 227,649,403 and 192,441,917 shares issued and outstanding, respectively	22,765	19,245
Stock Subscription receivable	(1,000)	(46,000)
Additional paid in capital	60,838,679	59,191,469
Common stock to be issued	-	135,000
Accumulated deficit	(70,611,099)	(64,125,176)
TOTAL STOCKHOLDERS’ DEFICIT	(9,750,605)	(4,825,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,246,357	$4,212,035

See accompanying notes to these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenues	$9,929	$-	17,078	$-

Operating Expenses:

Research and development expenses	34,074	35,171	54,409	79,364
Selling, general and administrative	566,829	918,708	1,157,524	1,876,915
Depreciation and amortization	106,755	106,014	213,509	197,233

Total operating expenses from continuing operations	707,658	1,059,893	1,425,442	2,168,830

Loss from operations	(697,729)	(1,059,893)	(1,408,364)	(2,168,830)

Other (income) expenses:

Interest income	-	-	-	(256)
Change in fair value of derivative liability	594,876	(332,579)	693,515	(919,656)
Derivative liability insufficient shares	1,637,705	-	3,670,779	-
Amortization of debt discount	41,480	50,489	76,652	86,080
Loss (Gain) on extinguishment of debt		384,659	(172,731)	391,531
Interest expense	751,505	60,176	809,344	1,582,825
Total other expenses (income)	3,025,566	162,745	5,077,559	1,140,524

Loss before provision of income tax	(3,723,295)	(1,222,638)	(6,485,923)	(3,309,354)
Provision for income tax	-	-	-	-

NET LOSS	$(3,723,295)	$(1,222,638)	$(6,485,923)	$(3,309,354)

Loss per share
Basic	$(0.02)	$(0.01)	$(0.03)	$0.02
Diluted	$(0.02)	$(0.01)	$(0.03)	$0.02

Weighted average common shares outstanding - basic and diluted	226,264,788	154,945,617	220,412,153	151,076,091

See accompanying notes to these unaudited condensed consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Series C Convertible			Additional
	Common Stock		Preferred Stock		Common Stock to be	Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	receivable	Deficit	Total
Balance at December 31, 2021	138,099,981	13,811	500,000	50	4,530,000	51,000,166	-	(57,882,227)	(2,338,200)
Common stock issued under S-1	4,000,000	400				594,470			594,870
Common stock issued against common stock to be issued purchase of ATD assets	7,000,000	700			(4,270,000)	4,269,300			-
Common stock issued against common stock to be issued received in PY	166,667	17			(25,000)	24,983			-
Common stock issued stock purchase agreements	976,870	98				104,902			105,000
Common stock issued for services	802,115	80			(100,000)	179,420			79,500
Cashless exercise stock options	282,759	28				(28)			-
Stock issued on settlement of debt	173,390	17				32,927			32,944
Stock based compensation - stock options						188,917			188,917
Net loss				-			-	(2,086,714)	(2,086,714)

Balance at March 31, 2022	151,501,782	15,151	-		135,000	56,395,057	-	(59,968,941)	(3,423,683)
Stock issued on settlement of debt	891,610	89				64,107			64,196
Stock based compensation - stock options						182,215			182,215
Common stock issued under S-1	6,750,000	675				285,710			286,385
Stock issued settlement of claim	3,544,247	354				225,817			226,171
Beneficial conversion refinance of debt						154,292			154,292
Net loss				-	-		-	(1,222,638)	(1,222,638)
Balance at June 30, 2022	162,687,639	16,269	-		-	-	-	-	(3,423,683)

Balance at December 31, 2022	192,441,917	19,245	500,000	50	135,000	59,191,469	(46,000)	(64,125,176)	(4,825,412)
Common stock issued under S-1	8,000,000	800				169,200	5,000		175,000
Common stock issued against common stock to be issued	1,000,000	100			(135,000)	134,900			0
Shares issued extinguishment of debt Beneficial conversion payment of interest	22,207,486	2,220				686,212			688,432
Debt modifications / conversions						459,522			459,522
Stock based compensation - stock options						103,822			103,822
Net loss				-				(2,762,628)	(2,762,628)
Balance at March 31, 2023	223,649,403	22,365	500,000	50	0	60,745,125	(41,000)	(66,887,804)	(6,161,264)

Common stock issued under S-1	4,000,000	400				72,150	40,000		112,550
Stock based compensation- stock options						21,404			21,404

Net loss				-	-			(3,723,295)	(3,723,295)
Balance at June 30, 2023	227,649,403	22,765	500,000	50	0	60,838,679	(1,000)	(70,611,099)	(9,750,605)

See accompanying notes to these unaudited condensed consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	30-Jun-23	30-Jun-22
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,485,923)	$(3,309,354)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	16,286	15,318
Derivative Liability insufficient Shares	3,670,779	-
Stock based compensation	125,226	371,133
Amortization of prepaid insurance/expense	42,858	166,659
Amortization of debt discount	76,652	86,080
Common stock issued for services	-	79,500
Amortization of intangible assets	197,224	197,223
Loss (gain) on extinguishment of debt	(172,731)	391,531
Change in fair value of derivative liability	693,515	(919,656)
Non-cash interest expense	690,000	1,316,846
Proceeds from convertible notes	-	102,387

Changes in operating assets & liabilities:
Decrease in other assets	6,811	-
Increase in shareholder advances	17,450	1,701
(Increase) in prepaid expenses	-	(91,018)
Decrease in deferred revenue	(14,876)	-
Increase (decrease) in accounts payable and accrued expenses	351,176	184,054
Net cash (used in) operating activities	(785,553)	(1,407,596)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6,000)
Net cash (used in) investing activities	-	(6,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under registration statement on Form S-1	287,550	881,255
Common stock issued under SPA	-	105,000
Repayment of first insurance funding	(26,781)	47,741
Proceeds from convertible notes	575,000	1,325,000
Repayment of convertible notes	-	(1,243,200)
Repayment of promissory note	-	(90,000)
Net cash provided by financing activities	835,769	1,025,796

Net (decrease) increase in cash and cash equivalents	50,216	(387,800)

Cash and cash equivalents at beginning of period	47,282	452,963
Cash and cash equivalents at end of period	97,498	$65,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$135,000	$125,000
Initial derivative liability at issuance of notes	$1,265,000	$2,641,846
Initial debt discount at issuance of notes	$825,000	$1,325,000
Convertible note converted to common stock	$688,432	$32,944
Convertible note issued against settlement of liabilities	$250,000	$-
Initial debt discount on extinguishment of notes	$209,522	$-
Common stock issued against stock subscription receivable	$40,000	$-
Common stock issued on cashless exercise of options	$-	$28
Common stock issued against Common stock to be issued for acquisition	$-	$4,270,000

See accompanying notes to these unaudited condensed consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The condensed balance sheet information as of December 31, 2022 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 17, 2023. These interim unaudited condensed financial statements should be read in conjunction with the 2022 Annual Report. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $8,267,997 and has an accumulated deficit of $70,611,099, has cash used in operating activities $785,553. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the six months ended June 30, 2023, the Company raised additional capital of $287,550 through its S-1. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Operating lease

We lease property under various operating leases which are disclosed on our consolidated Balance sheet in accordance with ASC 842.

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2023, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at June 30, 2023 and December 31, 2022. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At June 30, 2023 and December 31, 2022, there were no accounts receivable. For the three and six months ended June 30, 2023 one customer accounted for 100% of total revenue. There was no revenue for the three and six months ending June 30, 2022.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment consisted of the following at June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023	December 31, 2022
Equipment	$183,992	$183,992
Less: accumulated depreciation	$106,438	$90,152
	$77,554	$93,840

Depreciation expense was $8,143, $16,286 and $7,402, $15,318 for the three and six months ended June 30, 2023 and 2022, respectively.

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

The Company’s intangible assets relating to continuing operations consisted of the following at June 30, 2023 and December 31, 2022, respectively.

	June 30,	December 31,
	2023	2022
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000

Less: accumulated amortization	727,796	530,573
	$3,792,204	$3,989,427

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2023	2024	2025	2026	2027	2028 and thereafter
Amortization expense	$194,811	$391,230	$391,230	$391,230	$391,230	$2,033,277

Amortization expense recorded for the three and six months ended June 30, 2023 and 2022 was $98,612, $98,612 and $197,223, $197,223 respectively.

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

Revenues from continuing operations recognized for three and six months ended June 30, 2023 and 2022 amounted to $9,929, $-0- and $17,078, $0 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of June 30, 2023.

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$2,982,857	$-	$-	$2,982,857
Derivative liabilities - Insufficient shares	$3,670,779			$3,670,779

December 31, 2022

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$1,648,831	$-	$-	$1,648,831

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

No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022 respectively. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the Six months ended June 30, 2023 and 2022 respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $0 and $0 allowance for doubtful accounts at June 30, 2023 and 2022, respectively and had $0 accounts receivable at June 30, 2023 and $0 at December 31, 2022.

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

There were common share equivalents 234,215,379 at June 30, 2023 and 47,298,693 at December 31, 2022. For the Period ended June 30, 2023 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. If necessary, the company would increase authorized shares to honour conversion agreements. The company recognized a derivative short share expense for the three and six months ending June 30, 2023 in the amounts of $1,637,705 and $3,670,779 respectively as a result of authorized shares being insufficient to redeem convertible securities and notes. This will be corrected in Quarter ending September 30, 2023. See subsequent events.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three and six months ended June 30, 2023 and 2022 the Company incurred research and development expenses of $34,074, $35,171 and $54,409, $79,364, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2023 and December 31, 2022 respectively:

	June 30,	December 31,
	2023	2022
Prepaid insurance	$-	$42,078
Prepaid interest	-	780
	$-	$42,858

For the three and six months ended June 30, 2023 and 2022 the Company recognized amortization of prepaid expense and prepaid insurance of $-0- $42,858 and $93,828, $166,659 respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

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

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment. The balance of the Note Receivable as of June 30, 2023 and December 31, 2022 is $0 and $0 excluding interest accrued thereon of $0 and $0, respectively. The note was forgiven in May, 2022.

NOTE 8: DUE TO FIRST INSURANCE FUNDING

On June 25, 2022, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $87,762. A cash down payment of $8,776 was paid on July 6, 2022. Under the terms of the insurance financing, payments of $8,957, which include interest at the rate of 4.92% per annum, are due each month for nine months commencing on July 25, 2022.

The total outstanding due to First Insurance Funding as of June 30, 2023 and December 31, 2022 is $-0- and $26,781, respectively.

The policy was cancelled for non-payment of premium in April 2023.

NOTE 9: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of June 30, 2023 and December 31, 2022 respectively:

	June 30,	December 31,
	2023	2022
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	70,000	261,537
Convertible note payable, net	$4,070,000	$4,261,537

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

For the three and six months ended June 30, 2023 and 2022, interest expense was $35,000, 35,000 and $70,000, 70,000, respectively.

As of June 30, 2023 and December 31, 2022, the balance of secured convertible note was $4,070,000 and $4,261,537 which included $70,000 and $261,537 accrued interest, respectively.

The following table summarizes convertible note payable as of June 30, 2023 and December 31, 2022 respectively:

	June 30,	December 31,
	2023	2022
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (1)	$484,478	$484,478
Convertible Note Payable, due on January 27,2032 interest at 3% p.a. (4)	367,931	367,931
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (2)	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	800,000	1,150,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a. (3)	190,000	190,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a.	250,000	-
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a.	325,000	-
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	42,910	274,442
Total	2,960,319	2,966,851
Less: unamortized debt discount/finance premium costs	(1,601,449)	(1,583,435)
Convertible note payable, net	$1,358,870	$1,383,416

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

As of June 30, 2023 and December 31, 2022 respectively, the balance of secured convertible notes was $493,145 and $590,945, which included $8,666 and $106,467 accrued interest, respectively. See below for debt modification treatment.

(2) On October 20, 2016, a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totalling $500,000) as payment for two (2) secured Notes totalling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2023 and December 31, 2022 respectively, this note has not been converted and the balance of secured convertible notes was $508,944 and $610,104, which included $8,894 and $110,104 accrued interest, respectively. See below for debt extinguishment treatment.

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

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of June 30, 2023 and December 31, 2022, the balance of secured convertible note was $191,922 and $207,116, which included $1,922 and $17,116 accrued interest, respectively.

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

(4) On January 27, 2022, Sapphire Bitotech entered into a debt exchange agreement (effective April 1 2022) whereas the company exchanged a convertible note with a balance of 367,931 including accrued interest for a new note charging interest at a rate of 3% per annum first interest payment due January 27, 2023 compounded monthly. The maturity date is January 27, 2032. Upon issuance was convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. As of June 30, 2023 and December 31, 2022, the balance of secured convertible note was $373,465 and $378,193, which included $2,766 and $10,262 accrued interest, respectively. This was not deemed to be a debt extinguishment.

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

Convertible Note payable – related party (officer)

As of December 31, 2022, the Company owed to the Executive, for employment in his capacity as CEO of AXIM, $512,500 of unpaid salary which is overdue and payable immediately. Executive and AXIM desired to enter into this Agreement in order resolve the Amount Due in a way that preserves the Company’s working capital and incentivizes and retains Executive. Executive agreed to Issuance of Convertible Note as Partial Satisfaction of the Amount Due. $250,000 of the Amount Due will be paid by issuing to Executive a convertible note, face value $250,000 (the "Convertible Note") Executive agreed that he shall waive/forfeit $50,000 of the Amount Due, leaving a remaining balance after such waiver of $212,500 ($512,500 minus $250,000 for the Convertible Note = $262,500 minus $50,000 waiver = $212,500), which shall not be payable at any time prior to July 1, 2023, and that Executive shall have no right prior to July 1, 2023 to seek payment of the remaining balance of the Amount Due. Executive further agrees that if in the reasonable discretion of the Board of Directors full payment of the remaining balance of the Amount Due on July 1, 2023 ($212,500) is too burdensome for the Company’s working capital position at that time, then Executive will either grant an additional 3-month extension for the payment of the remaining Amount Due or engage in good faith discussions with the Board in order to enter into a payment plan for the remaining Amount Due, or a combination of both.

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

As of June 30, 2023 and December 31, 2022 the Balance due on the note was $251,861 and $-0- including accrued interest of $4,361 and $-0- respectively.

(5) Convertible Notes

Effective February 10, 2022, the Company issued seven convertible notes to a series of investors having an aggregate face value of $1,325,000 in exchange for $1,325,000 in cash (the “Convertible Notes”). One of the Convertible Notes, face value $25,000, was purchased by Blake N. Schroeder who is a director of the Company.

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2022, $175,000 of the note and accrued interest of $2,840 was retired and converted to 5,665,636 common shares valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459 During the six months ended June 30, 2023, $350,000 of the note and accrued interest of $30,858 was retired and converted to 22,207,486 common shares valued at $688,432 and as a result of the debt modification the company recognized a loss on extinguishment of $626,414, including cancellation of balance debt discount of $318,840 and a loss on issuance of the shares of $307,574 and a gain due to cancellation of derivative liabilities as of date of settlement of $624,490. As of June 30, 2023 and December 31, 2022, respectively, the principal and accrued interest balances were $815,598 and $1,180,492 respectively, which include accrued interest of $15,598 and $30,492, respectively.

During the three and six months ended June 30, 2023 and 2022 respectively, the Company amortized the debt discount on all the notes of $41,480, $50,489 and $76,652, $86,080, respectively. As of June 30, 2023 and December 31, 2022, unamortized debt discount was $1,840,706 and $1,583,435, respectively.

Effective May 23, 2023, the Company issued 5 convertible notes to a series of investors having an aggregate face value of $575,000 in exchange for $575,000 in cash.

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3.75% per annum; (iii) matures on May 23, 2033; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $575,000, which to be amortized over the life of the note or until the note is converted or repaid.

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

NOTE 10: DERIVATIVE LIABILITIES

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

On June 30, 2023, the Company estimated the fair value of the embedded derivatives of $2,982,856 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158.74%, (3) risk-free interest rate of 3.88%, and (4) expected life of 9.116 years. The change of $693,515 was recorded as loss on change in fair value of derivative liabilities for the six months ended June 30, 2023.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2023 and 2022:

Balance, December 31, 2022	$1,648,831
Issuance of shares in exchange for convertible note payable	(624,490)
Issuance of convertible notes payable	1,265,000
Mark to market	693,515
Balance, June 30, 2023	$2,982,856

Loss on change in derivative liabilities for the six months ended June 30, 2023	$693,515
Loss on Change in Fair Value of derivative liability for the three months ended June 30, 2023	594,876

Balance, December 31, 2021	$-

Issuance of convertible notes payable	2,641,846
Mark to market	(587,077)
Balance, March 31, 2022	$2,054,769
Mark to Market during the three months ended June 30, 2022	(332,579)
Balance June 30, 2022	1,722,190
Gain on change in derivative liabilities for the six months ended June 30, 2022	$919,656
Gain on Change in Fair Value of derivative liability for the three months ended June 30, 2022	332,579

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

On June 30, 2023, the Company estimated the fair value of the embedded derivatives of using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.03%, (3) risk-free interest rate of 3.88%, and (4) expected life of 2.75-9.92 years. Because of numerous issue dates weighted average exercise price and life were used to value options. Warrants were valued at the lowest exercise price because of numerous issue dates and lack of materiality of the calculation.

The Company recorded $3,670,779 as derivative liability – insufficient shares for the six months of June 30, 2023 and $-0- for the six months ended June 30, 2022.

The Company recorded $1,637,705 as derivative liability – insufficient shares for the three months of June 30, 2023 and $-0- for the three months ended June 30, 2022.

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015, the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On April 19, 20221 the board consent increased the issue up to 40,000,000 shares. As of June 30, 2023 and December 31, 2022 respectively, there were 18,686,317 and 9,806,000 shares available for issuance under the Plan.

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

For the three and six months ended June 30, 2023 and 2022 respectively the Company recorded compensation expense of $21,404, $182,215 and $125,226, $371,133 respectively.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2023, and December 31, 2022 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of June 30, 2023.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, the Company had 227,649,403 and 192,441,917 shares of common stock issued and outstanding, respectively.

2023 Transactions:

One million shares were issued in satisfaction of Common stock to be issued Valued at 135,000 ($0.135 per share) closing price of the Company’s stock at May 4, 2020 of the agreement to purchase the promissory note in exchange for which the shares were issued.

Twelve million shares were issued during the first six months of 2023 pursuant to the Company’s S-1 in exchange for $287,550.

The company has received an advance from the shareholder in the amount of $65,170; at this time there are no plans to offset this amount against S-1 proceeds. It will be repaid as cash flow allows.

22,207,486 shares were issued due to conversion of Notes Payable and accrued interest Theron valued at $688,432 closing price of company’s stock on date of issuance.

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

NOTE 13: STOCK OPTIONS AND WARRANTS

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years.

The stock option activity for six months ended June 30, 2023 and year ended December 31, 2022 respectively is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2021	10,960,715	$0.37
Granted	14,400,000	0.0405
Exercised	(500,000)	0.002
Expired or cancelled	(53,000,000)	0.057
Outstanding at December 31, 2022	19,860,715	$0.049
Granted	2,000,000	.02
Expired	(547,032)	-
Balance June 30, 2023	21,313,683	$0.049

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2023:

As of June 30, 2023

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	21,313,683	8.25	$0.049	21,266,887	$0.049

As of December 31, 2022

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	19,860,715	9.0	$0.049	18,341,741	$0.049

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	June 30,	December 31,
	2023	2022
Expected life (years)	10	10
Risk-free interest rate (%)	3.53	3.96
Expected volatility (%)	2.24	229
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$-	$1.74

For the three and six months ended June 30, 2023 and 2022 stock-based compensation expense related to vested options was $21,404, $182,215 and $125,226, $371,133 respectively.

Warrants

The following table summarizes warrant activity during the year ended December 31, 2022 and the six months ended June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	3,025,000	$0.71
Granted	519,247	0.31
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2022	3,544,247	$0.65
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2023	3,544,247	0.65

All outstanding warrants are exercisable at June 30, 2023 and there was no unrecognized stock-based compensation expense related to warrants.

NOTE 14: COMMITMENT AND CONTINGENCIES

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

Industry Sponsored Research Agreement— Sapphire entered into the Industry Sponsored Research Agreement (“SRA”) effective February 7, 2020 to test and confirm the inhibitory activity of SBI-183 (exclusively licensed on January 13, 2020) and SBI-183 analogs, including those synthesized by the Company. The testing will include cell-based in vitro assays, NMR binding studies and testing to determine if SBI-183 enhances the activity of cytotoxic drugs in vitro. Animal studies will also be conducted under the SRA. Specifically, SBI-183 analogs will be evaluated in a mouse model of triple negative breast cancer using human tumor xenografts. The work will be performed over a period of one year with the total cost of the SRA totalling $150,468 paid prior to acquisition. For the year December 31, 2021, the Company recorded research and development expenses of $284,869. The agreement is now being renegotiated.

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

Operating Lease

Lease Agreement—On March 3, 2020, Sapphire entered into a 3-year lease agreement (“Lease”) to relocate to a larger space within the same business park. The new space totals 1,908 square feet with monthly base rent in the 1st year $4,713, 2nd year $4,854 and 3rd year $5,000 at implicit interest rate of 6%. A new lease is effective April 25, 2023. Upon commencement of the Lease on April 25, 2023, the previous lease will expire. The company has renewed the lease effective May 1, 2023 and therefore the related right of use assets and lease liability established subsequent to June 30, 2023. The following table sets forth the revised schedule of the monthly Base Rent payable for the Premises during the Extended Term:

Month(s) of Term	No. of Months	Monthly Base Rent	Conditionally Abated Monthly Base Rent	Total Monthly Base Rent
May 1, 2023 – May 31, 2023	1	$8,014.00		$8,014.00
June 1, 2023 – June 30, 2023	1	$8,014.00	$8,014.00	$8,014.00
July 1, 2023 – April 30, 2024	10	$8,014.00		$8,014.00
May 1, 2024 – April 30, 2025	12	$8,335.00		$8,334.00
May 1, 2025 – April 30, 2026	12	$8,668.00		$8,668.00
May 1, 2026 – May 31, 2026	1	$9,014.00		$9,014.00

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of June 30,2023.

Right-of-use assets	$270,087

Lease liability obligations, current	$88,475
Lease liability obligations, noncurrent	187,494
Total lease liability obligations	$275,969

Weighted-average remaining lease term	2.75years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the three and six months ended June 30, 2023 and 2022 respectively:

Three months ended	June 30,		June 30,
	2023		2022
Operating lease expense	$25,128	*	$14,854
Short-term lease expense	11,637		24,700
Total lease expense	$36,765		$39,554

Six months ended	June 30,		June 30,
	2023		2022
Operating lease expense	$44,232	*	$37,203
Short-term lease expense	23,274		15,516
Total lease expense	$67,506		$52,719

*We recorded $36,765 of operating lease expense this includes $11,637 of maintenance charges and month to month lease for the 3 months ended June 30, 2023

*We recorded $67,506 of operating lease expense this includes $23,274 of maintenance charges and month to month lease for the 6 months ended June 30, 2023

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2023, are as follows:

2023	$48,084
2024	106,750
2025	102,684
2026	43,686
Total minimum payments	301,204
Less: amount representing interest	(31,117)
Total	$270,087

Litigation

As of June 30, 2023 the Company has been named as a defendant in the following legal action: Innovative Medical Supplies, LLC v. Advanced Tear Diagnostics, LLC, Case No. 37-2021-00032000-CU-FR-CTL filed in the Superior Court of the State of California, County of San Diego.

Allegations: The Company has been named as a defendant in this litigation. The First Amended Complaint (“FAC”) alleges causes of action of Fraud; Conspiracy to Defraud; Unjust Enrichment/Constructive Trust; Intentional Interference with Contract; and Interference with Economic Relations against the Company. The FAC prays for relief of Compensatory damages and other Special, general and consequential damages of not less than $280,586 as well as Punitive and exemplary damages and attorney fees and cost of suit.

Status: The litigation is in the pleading stage as against the Company and the Company has not responded to the FAC. The Company has entered into a Settlement Agreement with the Plaintiff’s manager to fully resolve the matter. However, there is a dispute as to who has control over the Plaintiff limited liability company. The Company intends to seek court assistance in enforcing the settlement agreement. At this time the company believes it is more likely than not that it will prevail in the lawsuit. Therefore no loss provision has been accrued in these financial statements.

NOTE 15: SUBSEQUENT EVENTS

Common Stock Issuances

During July and August 2023, the Company issued 6,000,000 shares under their S-1 totalling $82,425. The final determination as to allocation of proceeds has not been made as of the date of filing of this 10Q. The company has received $65,170 in advances from the shareholder. At this time there are no plans to offset this amount against S-1 proceeds. It will be repaid as cash flow allows.

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

As of June 30, 2023, we had cash and cash equivalents of $97,498, working capital deficit of $(8,267,997), and an accumulated deficit of $70,611,099. We estimate our G&A expenses for 2023 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2023 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We do not expect R&D expenditures to exceed $2 million in 2023.

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

Also on August 26, 2021, we purchased technology and intellectual property relating to electrochemical impedance spectroscopy which included five pending patent applications, one of which has now been allowed by the US Patent & Trademark Office, from Advanced Tear for $250,000 (included assuming and paying $30,000 of the Advanced Tear liabilities). The bulk of the purchase price ($210,000) was in a note that requires seven equal monthly payments of $30,000, which payment started on September 3, 2021. The note has since been repaid in full.

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

Currently, we have an FDA 510(k) clearance to test Lactoferrin (an aqueous deficiency biomarker) and IgE (a non-specific allergy biomarker). Our objective is to establish point of care testing for dry eye disease (“DED”) and to establish this modality as the new standard of care. The tests are quick, simple to use, and inexpensive to the clinic. The tests are CMS and private insurance reimbursable.

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

Our tests are considered moderately complex by CLIA. This requires the user of the test to obtain a CLIA certificate of compliance. This is done by filing a simple application with CMS (Form 116) and paying a fee. However, there are various lab requirements that must be in place first, and there is a considerable amount of ongoing record keeping that is required, which restricts potential growth of the business.

The FDA allows for a CLIA waivers, and we intend to pursue a waiver for both current tests and all future product offerings. Our scientists have been diligently making patentable improvements to the tests which will simplify use by the clinician and enhance likelihood of CLIA waiver approval. We plan to file for the waiver in the third quarter of 2023 after conducting a fairly simple comparative clinical study. The objective will be to determine whether the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED, which we believe is the case. This study is a key component of the filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We believe that the acquisition of these FDA 510(k) cleared diagnostic products, a waiver and the distribution partnership we have with Versea will allow the business to grow at a rapid pace.

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

Currently, our eye business focuses exclusively on ophthalmology and optometry, in the United States, where there are 37,000 optometrists and 19,000 ophthalmologists performing approximately 400,000 medical (dilated) eye exams per day. Of this total, we believe that approximately 20% to 30% would present with symptoms where the Company’s Lactoferrin and IgE tests would be indicated. It is estimated that total US market for our eye care systems could approach 50,000 systems (USA Only).

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

Ocular Lactoferrin Lf) CPT code 83520 2021 CMS reimbursement $17.27/eye *

Ocular Immunoglobulin E (IgE) CPT Code 83520 2021 CMS reimbursement $16.46/eye*

Studies indicate that in 2021, 16-49 million Americans had DED, representing 32 - 98 million potential use cases for our POC tests. These tests are not limited to DED diagnostics, but can also be used to determine the Lactoferrin and allergic components of tear film prior to:

●	Contact lens fitting – approximately 45 million people wear contact lens in the US alone (2021).

●	LASIK surgery- approximately 718,000 (2020).

●	Cataract surgery with lens exchange - approximately 3.8 million (2018).

The barrier for entrance into the dry eye space is difficult and requires extensive clinical studies, large capital expense and FDA 510(k) clearance. This process alone can take several years and substantial investment, with no certainty that the product will receive FDA 510(k) clearance. For this reason, the Company determined that acquiring the two 510(k)’s would be a favorable strategic decision.

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

Market demand for the system is expected to be moderate to begin with until we are granted a waiver from CLIA. At which time we expect extremely high demand for our system and tests. We also expect very high demand for our recently developed MMP-9 quantitative test once we obtain a FDA 510(k) clearance. While we must compete with other capital equipment expenditures under consideration in any ophthalmic physician’s office, we believe that no other ophthalmic device offers the combination of compelling clinical and financial benefits afforded by our system. The clinical utility of the tests offers important diagnostic precision, differentiation and treatment management direction. Inner-office efficiencies significantly improve the patient flow characteristics, reducing patients in office visit time and greatly reducing physicians chair time with each patient.

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

We intend to run a clinical study for MMP-9 in the 4th quarter of 2023. The distribution agreement we have with Versea calls for Versea to pay for half of the expense in return for a paid up license to market the test after the 510-k clearance is achieved.

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

CURRENT OPERATIONS FOLLOWING ACQUISITION OF SAPPHIRE AND ADVANCED TEAR DIAGNOSTICS ASSETS

Summary:

●	AXIM’s strategic focus is on commercializing FDA-cleared Dry Eye Disease (DED) diagnostic system
●	Plans to address largely underserved DED diagnosis market with patent pending tear collection method and approved tests, supported by world-class DED management team
●	Supply agreements in place to fulfill demand for DED readers and test strips, creating large revenue opportunity
●	Company places emphasis on generating positive cash flow through DED program

The Company has been working diligently to further position AXIM for both immediate and long-term success. Since our acquisition of Sapphire Biotech and with the onset of the COVID-19 pandemic, we have been focused on three key areas specific to the diagnostic area: oncological, COVID-19, and most recently, dry eye disease (DED). Each of these provide strong upside potential for AXIM; however, each comes with its own set of regulatory and scientific hurdles that must be overcome. While the Company remains optimistic about each program, we believe it to be of the utmost importance to focus the most time and resources on the program with the ultimate potential for success, in the nearest term. While these other programs will not be abandoned, the Company recognizes that waiting on the painstaking slow regulatory approvals needed to generate revenue is not the best strategy to further our mission and unlock shareholder value. As such, following an extensive analysis by our management team, board of directors, and expert consultants with an objective perspective, the Company determined our best path forward lies with DED. The DED initiative is an extremely large opportunity for our Company and has been gaining strong momentum in recent months. The Company believes it offers the most potential for rapid and immediate growth, which could lead to ultimate profitability for the organization.

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

Covid Neutralizing Antibodies

Over the past few years, as COVID ravaged the world, our scientific team proved its world-class scientific acumen by swiftly developing first-in class COVID-19 neutralizing antibody tests. Shortly after its development, we filed for Emergency Use Authorization with the Food and Drug Administration (FDA), signed a distribution and manufacturing agreement, initiated live virus comparison studies, and filed several patent applications on the diagnostic tools. We waited in anticipation that the FDA would move quickly given the nature of the pandemic; however, we were disappointed week after week until we finally received a response that the FDA had changed its guidance and that they were denying our application. This was unfortunate especially given our firm belief in its efficacy and potential to assist in the global fight against this virus. That said, we are fearful that the U.S. government’s drive to approve such solutions is fading, and that it is unlikely to grant an EUA to ours or similar tests in the near future, although it is still a possibility since this virus is likely going to be around for a long time. It is this realism that further compelled readjustment of our focus on the DED program.

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

The first is a rapid (10-minute) lateral flow diagnostic assay that tests for exact levels of Lactoferrin through the collection of 1.0 microliter in tears. The benefits of testing Lactoferrin Levels in the tear film include:

●	Low Lactoferrin levels directly correlate to DED caused by aqueous deficiency
●	The severity of DED can be determined by the Lactoferrin level
●	Low Lactoferrin levels may represent increased surgical risk or contact lens intolerance
●	Changes in Lactoferrin levels may show the efficacy of the prescribed treatment

The second test is for the measurement of Ocular Immunoglobulin E (IgE), a biomarker for allergies and a key biomarker primarily associated with Dry Eye Disease. The benefits of Testing IgE Levels in the Tear Film include:

●	The presence of IgE indicates the diagnosis of allergic conjunctivitis
●	Levels of IgE increase with the severity of the allergic response
●	IgE testing can help differentiate allergic conjunctivitis from dry eye syndrome
●	Allergic conjunctivitis is a contraindication for LASIK and other surgical procedures

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

Exclusive Global Commercial Partnership

On September 19, 2022, the Company announced that it had signed an exclusive global commercialization agreement with Verséa Ophthalmics, LLC, a business division of Verséa Holdings, Inc. (“Verséa”), one of the fastest growing U.S. healthcare companies, specialized in the sale and distribution of ocular diagnostic and therapeutic solutions.

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

On September 30, 2022, Verséa launched the IgE and Lactoferrin tests at the 2022 American Academy of Ophthalmology (AAO) and American Academy of Optometry (AAOPT) conferences. The MMP-9 test is anticipated to follow in the next 12-18 months upon FDA clearance. In recent months, AXIM has been preparing for the scaling of production of its tests in anticipation of significant new orders and is now prepared to support new orders associated with the Versea agreement and subsequent launch.

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

On October 4, 2022, the Company announced that it had received an initial order of 19,000 point-of-care (POC) diagnostic tests and 100 readers targeting ocular surface diseases through its exclusive global commercialization partner Verséa Ophthalmics, LLC (“Verséa”), marking the Company’s first large-scale revenue generating order.

The order is part of the recently announced exclusive global commercialization agreement reached between Verséa and AXIM to support the commercial launch of sales at the 2022 American Academy of Ophthalmology (AAO) conference in Chicago. The order represents the largest revenue-generating event in the history of the Company. AXIM is completing the manufacturing and is preparing the order for shipment from its laboratory facilities in San Diego, California as per Verséa’s direction. The order includes both the tear based tests for Lactoferrin and Immunoglobulin E (IgE) as well as 100 of the associated digital reader that allows for quantitative test results. The tests provide doctors with access to real-time quantitative results within 10 minutes, allowing them to more accurately diagnose and prescribe targeted therapy to patients, leading to overall improved personalized patient care. Both tests are FDA-cleared and have dedicated Medicare CPT codes that allow for rapid POC diagnosis of common ocular conditions such as dry eye disease (DED) and allergic conjunctivitis.

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

CLIA Waiver Process

Commencing in the 4th quarter of 2023, the Company plans to conduct a comparative clinical study. The objective will be to prove that the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED. This study is a key component of our filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We will be targeting a waiver for both IgE and the Lactoferrin diagnostic tests. The testing is expected to prove that the products are simple to use with minimal risks of erroneous results. The expected timeline for filing and receiving a final CLIA decision is approximately three to six months.

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

AXIM 2023: Goals and Targeting Positive Cash Flow

Our DED business strategy is starting to take off. Looking ahead we plan to:

●	Successfully complete our clinical trials to prove the accuracy and ease of use to achieve CLIA waivers.
●	Generate positive, peer reviewed reviews by eye care professionals as to the performance and ease of use.
●	Penetrate the ophthalmologist and optometrist marketplace through our partner with our industry-changing DED diagnostic technology.
●	Identify potential strategic acquisition targets to accelerate our DED diagnostic applications and capabilities expansion.
●	Grow our DED business to reach a positive cash flow run rate by the end of 2023 and build its profitability beyond.

With our partnership with Versea, Axim is now commercializing a healthcare solution that holds the potential to truly revolutionize the world. With the sales launch of Axim’s diagnostic platform, Axim is executing on our vision of penetrating a market where DED impacts over 350 million people worldwide. This strategy will enable our business to grow revenues and increase our earnings power to enhance shareholder value.

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

On July 21, 2022, we announced that Axim’s CEO John Huemoeller had been featured on the Vision is More Than 20/20™ podcast.

On July 26, 2022, we announced that we had developed an enhanced version of our rapid Ocular Immunoglobulin E (IgE) test in response to a study recently published in Nature that climate change is making allergy season occur sooner and for a longer period of time than in recent years.

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

In both interviews, Dr. Rob Sambursky emphasized the improved features of AXIM’s tests, noting that while osmolarity testing is currently taking place with ocular surface disease patients, the rapid new tear based tests are complementary to those existing tests and enhance a clinician’s ability to manage treatment in a more personalized way.

On December 13, 2022, AXIM announced the development of a novel dual IgE/MMP rapid ophthalmological diagnostic test for which the Company filed a provisional patent with the US Patent and Trademark Office. The new product offers clinicians an innovative new rapid ophthalmological diagnostic solution designed to reliably measure both Ocular Immunoglobulin E (IgE) and MMP-9 in a single test. The test is slated for further clinical development in the first quarter of 2024 and, once FDA approved, will be added to AXIM’s expanding catalog of ophthalmological diagnostic tools available to clinicians throughout North America.

On April 11, 2023, we announced the start of manufacturing of both the Company’s proprietary Ocular Immunoglobulin E (IgE) and Lactoferrin diagnostic assays to fulfill the orders placed by its commercialization partner Versea.

On May 23, 2023, we announced the appointment of Kurty Phinney as the Company’s new Chief Operating Officer. Phinney is a seasoned healthcare operations executive and will play a vital role in scaling and optimizing AXIM’s manufacturing operations for its proprietary ophthalmological diagnostic assays in order to meet rising demand.

On July 12, 2023, AXIM announced that it had begun shipping revenue generating validation kits for Ocular Immunoglobulin E (IgE), a key biomarker primarily associated with non-specific, allergic conjunctivitis, which often mimics Dry Eye Disease.

On July 25, 2023, Verséa™ Ophthalmics, LLC, a division of Verséa Health, Inc. announces the commencement of initial shipments of its T-POC TOTAL IgE Immunoassay and Lateral Flow Readers. The company focuses on delivering innovative Tear-based Point-of-Care (T-POC) testing and biologic solutions that optimize diagnosis, treatment, and management of various eye care conditions, including ocular surface disease and pterygium surgery.

AXIM supplies the readers and manufactures and supplies the IgE Immunoassay to Verséa, its distribution partner.

On August 1, 2023, AXIM announces that the U.S. Patent & Trademark Office sent the Company notices of U.S. patent allowances for three separate patents, including its rapid point of care neutralizing antibody test.

Anticipated Expenses

During the next twelve months we anticipate incurring costs related to: (i) filing Exchange Act reports, (ii) contractual obligations, (iii) clinical trials, (iv) continued research and development, and (v) inventory for sales of dye eye products.

AXIM INTELLECTUAL PROPERTY

AXIM has been developing a proprietary diagnostic platform that can be adapted to test for a variety of analytes including, for example, SARS-Cov-2, Lactoferrin, IgE, Lacritin, MMP-9. This innovative platform allows clinicians to detect with greater speed and accuracy different conditions that, as an example, allow for point of care testing of viruses, diseases, and conditions such as Dry Eye Disease. The platform capability can also be applied to rapid testing for vaccine candidates, including COVID vaccines and a potential Fentanyl vaccine. AXIM’s proprietary platform can also be used to enable point-of-care detection for one or more cancers using a unique cancer biomarker, QSOX1-L.

New Patent Allowances

AXIM was recently notified by the United States Patent & Trademark Office (USPTO) of three patent allowances. The first patent application relates to COVID and other neutralizing antibody (Nab) testing and treatment. The allowance confirms that AXIM was a pioneer in developing a rapid point of care Nab test and its novelty. Additionally, the company was notified by the USPTO of a second patent allowance for systems and methods for rapid diagnostic for various cancers. The invention relates to the discovery by AXIM scientists of a unique biomarker for cancer, QSOX1-L. A third patent allowance was received for a point-of-care apparatus and methods for detecting cancer that uniquely uses electrochemical or impedance spectroscopy (EIS).

These allowances have increased the depth of AXIM’S IP portfolio to include 13 patent applications, including the above allowed applications, that cover AXIM’s innovative platforms and technologies. The Company sees a significant value in its IP portfolio whereas it may look to either further develop the covered technologies or license the IP to larger healthcare organizations, both creating significant upside value for the organization. These allowances further validate both the novelty and underlaying science of AXIM’s diagnostic technologies.

Innovations in Diagnostics

While we continue to manufacture and ship our FDA-cleared diagnostic assays to customers through our commercialization partner, we have simultaneously continued to expand our value proposition through innovations in diagnostics field, that are now protected under the USPTO. We see our growing IP portfolio as a major opportunity for the organization, with an unrealized market value which probably exceeds the company’s current market capitalization. For instance, while the original SAR COVID-19 virus which plagued the world in recent years received extensive attention from the medical community, our now protected assay methodology can be applied to any future mutations or new SARS viruses or vaccines.

Following is an overview of AXIM’s patent portfolio:

SARS-Cov-2

Neutralizing Antibody Testing and Treatment. 1 Allowed Patent; 3 Utility Patent Applications.

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

The invention is a diagnostic test intended for semi-quantitative measurement of neutralizing antibodies in plasma, serum or whole blood of persons who have had recent or prior infection with SARS-CoV2 or have received a COVID-19 vaccine.

DRY EYE DISEASE

Tests for Human Monomeric Lacritin. 1 Utility Patent Application

The invention relates to a Rapid Point of Care test for Human Monomeric Lacritin. Lacritin is a tear protein that, in its monomeric form, autonomously promotes tearing and ocular surface survival. Lower concentrations of Lacritin may diagnose several eye diseases, including Blepharitis, Sjögren’s syndrome, Dry Eye Disease and other inflammatory conditions.

Tear Sample Collectors Systems and Methods. 1 Utility Patent Application

Tear fluid analysis contributes to the greater understanding of various ocular and systemic diseases and obtaining adequate samples for tear analysis requires effective collection methods. Most tear sample collectors on the market use capillary designs as tear sample collectors. These designs are intimidating to the patient when a sharp looking object is approaching the eye, are rather difficult to use by untrained personnel and are expensive to manufacture. Quidel InflammaDry is using a wick type tear sample collector that does not have any fill-up indicator and is rather intricate to produce on mass scale. Other prototype sample collectors employ Q-tip designs, filter paper strips (Schirmer’s test) are imprecise, some are difficult to produce en masse. The invention relates to a laminated and looped tear sample collector that addresses these and that is: 1) Cost-effective to produce on mass scale 2) Features a fill-up indicator (in case of laminated version) 3) Easy to use 4)Soft and non-intimidating to user and patient.

CANCER DIAGNOSTICS

Systems and Methods for Rapid Diagnostic for Various Cancers. 1 Allowed Patent Application

QSOX1 (Quiescin Sulfhydryl Oxidase 1) is an enzyme that is over-expressed in multiple tumor types. Genetically silencing QSOX1 in tumors has been shown to slow their growth, migration, invasion and metastasis. QSOX1-L, a splice variant of QSOX1, has been identified as a novel biomarker of bladder cancer and possibly other cancers in serum. Proprietary antibodies have been generated that selectively detect only this variant and not others. QSOX1-L has been used to develop a rapid and cost-effective diagnostic test for bladder and possibly other urologic cancers from urine.

DIAGNOSTIC METHODS AND TOOLS

Molecules and Related Assays, Test Kits and Methods. 1 Utility Patent Application, 1 Provisional Patent Application.

The invention relates to the use of various recombinant proteins, test kits, test kit components and methods for detecting and measuring "binding antibodies" (for example, non-neutralizing antibodies) as well as "functional antibodies" (for example, neutralizing) in a single test and at the same time. Such test kit and method can advantageously improve the diagnosis and therapy of various diseases.

Use of Micromesh Materials in Diagnostic Devices. 1 Provisional Patent Application

When small sample sizes (0.1-2 microliters) are used, such as tears, there is a need for the sample to be spread out over the application area for a proper flow. The invention allows dispersion of a small sample volume over a wide area controllable by the mesh size. This enables homogeneous sample dispersion over the entire sample application area.

VACCINE DIAGNOSTIC TEST

Fentanyl Diagnostic Test. 1 Provisional Patent Application

Researches have reported that broadly neutralizing antibodies may prevent lethality from the fentanyl class of synthetic opioids. The University of Houston is developing a vaccine targeting the dangerous synthetic opioid fentanyl that could block its ability to enter the brain. The invention relates to a test that can measure neutralizing antibodies against fentanyl, either therapeutic or generated by anti-fentanyl vaccine. The test can be used to monitor the vaccine’s response and help decide when a booster is needed.

EIS TECHNOLOGY

Point of Care Apparatus and Methods for Detecting Cancer Using Electrochemical Impedance or Capacitance Spectroscopy (EIS). 1 Allowed Patent, 1 Utility Patent Application

These inventions relate to detection tools, diagnostics and related methods involving the use of an electrochemical sensor in conjunction with electrochemical impedance spectroscopy or electrochemical capacitance spectroscopy (EIS). Such detection tools may be utilized to detect cancer via biomarkers contained in bodily fluids. Many different analyte detection devices and systems exist. However, those that can be practically applied in a clinical, point of care or other setting requiring accuracy and reliability are fairly limited and tend to be complex and expensive.

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

The barrier for entrance into the dry eye space is difficult and requires extensive clinical studies, large capital expense and FDA 510(k) clearance. This process alone can take several years and substantial investment, with no certainty that the product will receive FDA 510(k) clearance. It is estimated that as of 2021, the total Company funding necessary to develop a Class II 510(k) cleared medical device is approximately $30 million. The development and engineering costs comprise approximately $2-5 million of this total. There are many factors that influence these costs, including the need for clinical studies, regulatory pathway and technology complexity.

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

Unless exempted by regulation, medical devices may not be commercially distributed in the United States until they have been registered, cleared or approved by the FDA. Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Our tests have been assigned Moderate Complexity by CLIA (Clinical Laboratory Improvement Amendments of 1988). This law requires any facility performing examination of human specimens for diagnosis to be certified by the Department of Health and Human Services to be safe and effective. The assignment of Moderate Complexity to our tests requires laboratories or sites that perform our tests to have a CLIA certificate, to be inspected, and to meet the CLIA quality standards.

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

CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of in vitro diagnostic tests: (1) waived; (2) moderately complex; and (3) highly complex. The standards applicable to a clinical laboratory depend on the level of diagnostic tests it performs. A CLIA waiver is available to clinical laboratory test systems if they meet certain requirements established by the statute. Waived tests are simple laboratory examinations and procedures employing methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible or to pose no reasonable risk of harm to patients if the examinations or procedures are performed incorrectly. These tests are waived from regulatory oversight of the user other than the requirement to follow the manufacturer’s labeling and directions for use. We intend to file waiver applications with the FDA for the Axim Eye System.

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

Employees

As of June 30, 2023, we had six full-time employees and one part-time employee. We also allow and utilize the services of independent contractors. Management believes that we have a good relationship with our employees.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $8,267,997 has an accumulated deficit of $70,611,099, has cash used in continuing operating activities of $785,553 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the six months and the 3 Months ended June 30, 2023 and 2022

Six Months ended	June 30, 2023	June 30, 2022		$ Change	% Change
Revenues	$17,078	$		$17,078	>	100%
Gross margin percentage	-		-	-		-
Operating expenses	1,425,442		2,168,830	(743,388)	>	34%
Loss from continuing operations	(1,408,364)		(2,168,830)	(760,466)	>	35%
Other expenses (income)	5,077,559		1,140,524	3,937,035	>	100%
Net loss	$(6,485,923)		$(3,309,354)	$3,176,569	>	95%

Three Months ended	June 30, 2023	June 30, 2022		$ Change	% Change
Revenues	$9,929	$		$9.929	>	100%
Gross margin percentage	-		-	-		-
Operating expenses	707,658		1,059,893	(352,235)	>	33%
Loss from continuing operations	(697,729)		(1,059,893)	(362,164)	>	34%
Other expenses (income)	3,025,566		162,745	2,862,821	>	100%
Net loss	$(3,723,295)		$(1,222,638)	$(2,500,657)	>	100%

Revenue

Revenues from continuing operations recognized for the six months ended June 30, 2023 and 2022 amounted to $17,078 and $0, respectively.

Cost of Revenue from continuing operations recognized for six months ended June 30, 2023 and 2022 amounted to $0 and $0, respectively. The lack of COGS is due to lack of sales of products to customers in 2023 and 2022.

Revenues from continuing operations recognized for the three months ended June 30, 2023 and 202 amounted to $9,929 and $0, respectively.

Cost of Revenue from continuing operations recognized for three months ended June 30, 2022 and 2021 amounted to $-0- and $-0-, respectively. The lack of COGS is due to lack of sales of products to customers in 2022 and 2021.

Operating Expenses

Research and Development Expenses

For the three and six months ended June 30, 2023 and 2022 the Company incurred research and development expenses of $33,504 and $35,171, $53,269, $79,364, from continuing operations, respectively.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three months and six ending June 30, 2023 and 2022 were $566,829 and $918,708, were $1,157,524, $1,876,915, respectively. The decrease is primarily due to services in legal, consulting and accounting, advertising and increase in salaries because of the ramping up of activity due to acquisition of Sapphire Biotech on March 2020, and the acquisition of assets from Advanced Tear Diagnostics

Depreciation Expenses

For the three and six months ending June 30, 2023 and 2022 our depreciation expenses were $8,143, 7,402 and $16,286, $15,318.

Amortization Expenses

For the three and six months ended June 30, 2023 and June 30, 2022 our amortization expenses were $98,612,98612 as compared to $197,224 and $197,223. due to recognizing the intangible assets as a result of the acquisition of Sapphire Biotech and patents and 510(K) license from advanced Tear Diagnostics, LLC in 2021.

Other Income and Expenses

Our interest expenses for the three and six months ended June 30, 2023 and 2022 were $751,310, $1,60,176, and $809,149, $1,582,825 respectively, variance was due to non-cash interest expenses. Gain (loss) on extinguishment of debt for the three and six months ended June 30, 2023 and 2022 were $0, $(384,659) and $172,731, $(391,531), and respectively, variance was result of debt exchange. Amortization of debt discount was $41,180, $50,489 and $76,652, $86,080 respectively. Loss from derivative liability insufficient shares was 1,637,735, $3,670,779 for the three and six months ending June 30, 2023 as opposed to -0- for the periods ending June 30, 2022. The variances were due to Debt modification agreements.

For the Six months ended June 30, 2023 and 2022

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities was $785,553, respectively, for the six months ended June 30, 2023, as compared to net cash used of $$1,407,596 for the six months ended June 30, 2022. The cash used in operating activities is primarily attributable to our net loss from operations of $5,774,828 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the six months ended June 30, 2023, stock-based compensation was $125,266, and derivative liability insufficient shares $3,670,779 amortization of debt discount was $76,652, amortization of intangible was $98,612, Gain on extinguishment of debt was $172,731, non-cash interest expense was $-0- and this was offset by change in fair value if derivative liability of $98,640. For the six months ended June 30, 2022, these non-cash expenses were stock-based compensation of $371,133 and amortization of $86,080. For the six months ended June 30, 2023 and 2022 the Company recorded increase (decrease) to accounts payable and accrued expenses of $350,981 and $184,054, respectively, of continuing operating activities.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the Period ended June 30, 2023 was $0 compared to $6,000 for the same period in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months Period ended June 30, 2023, was $823,219, and $1,025,796 for the same period in 2022. The Company has successfully raised significant capital in exchange for its common stock for the six months ended June 30, 2023 and 2022.

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

Foreign Currency Transactions

Foreign exchange gain (loss) in the three and six months ended June 30, 2023 was $0 compared to $0 for the same periods in 2022 which were also $-0-.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2022, and June 30, 2023, the Company issued total 16,401,801 shares valued $4,612,444 that were not registered under the Securities Act.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2023 and 2022 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 21, 2023	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: August 21, 2023	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer