Form 10-Q
period 2023-09-30
AXIM BIOTECHNOLOGIES, INC.
filed 2023-11-20
CIK 1514946

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

((858)) 923-4422

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 237,649,403 of common stock, par value $0.0001 per share, outstanding as of November 17, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

Page
Condensed Consolidated Balance Sheet as of September 30, 2023 (unaudited) and December 31, 2022	3

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2023 and 2022 (unaudited)	4

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three and nine month periods ended September 30, 2023 and 2022 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited).	7

AXIM BIOTECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$23,220	$47,282
Prepaid expenses	-	42,858
Other Current Assets		13,839
Total current assets	23,220	103,979

Property and equipment, net of accumulated depreciation	69,410	93,840
Other Assets:

Intangible Asset , net	3,693,593	3,989,427
Security deposit	9,014	5,000
Operating lease right-of-use asset	248,719	19,789
Total other assets	3,951,326	4,014,216

TOTAL ASSETS	$4,043,956	$4,212,035

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,421,832	$1,316,248
Lease liability obligations (see Note 16) current portion	91,672	19,789
Due to first insurance funding	-	26,781
Advances from shareholder	80,170	47,720

Deferred revenue	310,688	333,125
Derivative liability conversion feature	2,373,804	1,648,831
Total current liabilities	4,278,166	3,392,494

Long-term liabilities:
Convertible note payable related party( Including accrued interest of $6861)(net of unamortized debt discount of $233,099)	23,762	-
Convertible note payable (including accrued interest of $70,061 and $274,442, respectively) net of unamortized debt discount of $1,557,786 and $1,583,435, respectively(see note 12)	1,429,684	1,383,416
Convertible note payable - related party (including accrued interest of $105,000 and $261,537, respectively)	4,105,000	4,261,537
	-	-
Lease liability obligations (see Note 16)	162,410	-
Total long-term liabilities	5,720,856	5,644,953
TOTAL LIABILITIES	9,999,022	9,037,447

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 237,649,403 and 192,441,917 shares issued and outstanding, respectively	23,765	19,245
Stock Subscription receivable	(1,000)	(46,000)
Additional paid in capital	64,304,748	59,191,469
Common stock to be issued	-	135,000
Accumulated deficit	(70,282,629)	(64,125,176)
TOTAL STOCKHOLDERS' DEFICIT	(5,955,066)	(4,825,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,043,956	$4,212,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues	$9,581	$1,314	$26,659	$1,314

Operating Expenses:

Research and development expenses	34,713	29,722	89,123	109,086
Selling, general and administrative	456,648	1,182,768	1,614,171	3,083,349
Depreciation and amortization	106,755	106,744	320,264	319,286

Total operating expenses	598,116	1,319,234	2,023,558	3,511,721

Loss from operations	(588,535)	(1,317,920)	(1,996,899)	(3,510,407)

Other (income) expenses:

Interest income	-	-	-	(256)
Change in fair value of derivative liability	(609,053)	500,887	84,462	(418,769)
Derivative liability insufficient shares	(432,350)	-	3,238,429	-
Amortization of debt discount	49,820	46,441	126,472	132,521
Loss (Gain) on extinguishment of debt	9,920	111,818	(162,811)	490,641
Interest expense	64,658	57,481	874,002	1,629,355
Total other (income) expenses	(917,005)	716,627	4,160,554	1,833,492

Loss before provision of income tax	328,470	(2,034,547)	(6,157,453)	(5,343,899)
Provision for income tax	-	-	-	-

NET INCOME (LOSS)	$328,470	$(2,034,547)	$(6,157,453)	$(5,343,899)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$328,470	$(2,034,547)	$(6,157,453)	$(5,343,899)

Income (Loss) per share
Basic	$0.001	$(0.012)	$(0.027)	$(0.034)
Diluted	$0.0007	$(0.012)	$(0.027)	$(0.034)

Weighted average common shares outstanding - basic	232,361,241	171,893,796	224,098,382	158,091,581

Weighted average common shares outstanding - diluted	478,507,054	-	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Series C Convertible Preferred Stock		Common Stock to be	Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Receivable	Deficit	Total

Balance at December 31, 2021	138,099,981	13,811	500,000	50	4,530,000	51,000,166	-	(57,882,227)	(2,338,200)
Common stock issued under s-1	4,000,000	400				594,470			594,870
Common stock issued against common stock to be issued purchase of atd	7,000,000	700			(4,270,000)	4,269,300			-
Common stock issued against common stock to be issued received in PY	166,667	17			(25,000)	24,983			-
Common stock issued stock purchase agreements	976,870	98				104,902			105,000
Common stock issued for services	802,115	80			(100,000)	179,420			79,500
Cashless exercise stock options	282,759	28				(28)			-
Stock issued on settlement of debt	173,390	17				32,927			32,944
Stock based compensation - stock options						188,917			188,917
Net loss								(2,086,714)	(2,086,714)
Balance at March 31, 2022	151,501,782	15,151	500,000		135,000	56,395,057		(59,968,941)	(3,423,683)
Stock issued on settlement of debt	891,610	89				64,107			64,196
Stock based compensation - stock options						182,215			182,215
Common stock issued under s-1	6,750,000	675				377,950	(92,240)		286,385
Stock issued settlement of claim	3,544,247	354				225,817			226,171
Beneficial conversion refinance of debt						154,292			154,292
Net loss								(1,222,638)	(1,222,638)
Balance June 30, 2022	162,687,639	16,269	500,000	50	135,000	57,399,438	(92,240)	(61,191,579)	(3,733,062)
Stock issued in settlement of debt	5,665,636	567				348,309			348,876
Stock based compensation stock options						517,180			517,180
Common stock issued under s-1	3,227,638	323				138,668	32,176		171,167
Common stock issued stock purchase agreements	13,861,004	1,386				348,614			350,000
Net loss								(2,034,547)	(2,034,547)
Balance at September 30, 2022	185,441,917	18,545	500,000	50	135,000	58,752,209	(60,064)	(63,226,126)	(4,380,386)

Balance at December 31, 2022	192,441,917	19,245	500,000	50	135,000	59,191,469	(46,000)	(64,125,176)	(4,825,412)
Common stock issued under s-1	8,000,000	800				169,200	5,000		175,000
Common stock issued against common stock to be issued	1,000,000	100			(135,000)	134,900			-
Shares issued extinguishment of debt Beneficial conversion payment of interest	22,207,486	2,220				686,212			688,432
Debt modifications / conversions						459,522			459,522
Stock based compensation - stock options						103,822			103,822
Net loss								(2,762,628)	(2,762,628)
Balance at March 31, 2023	223,649,403	22,365	500,000	50	-	60,745,125	(41,000)	(66,887,804)	(6,161,264)

Common stock issued under s-1	4,000,000	400				72,150	40,000		112,550
Stock based compensation- stock options						21,404			21,404
Net Loss								(3,723,295)	(3,723,295)
Balance June 30, 2023	227,649,403	22,765	500,000	50	-	60,838,679	(1,000)	(70,611,099)	(9,750,605)
Common stock issued under s-1	10,000,000	1,000				189,225			190,225
Stock based compensation- stock options						38,415			38,415
Satisfaction of Short Share liability						3,238,429			3,238,429
Net Loss								328,470	328,470
Balance September 30, 2023	237,649,403	23,765	500,000	50	-	64,304,748	(1,000)	(70,282,629)	(5,955,066)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,157,453)	$(5,343,899)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	24,429	23,451
Derivative Liability insufficient Shares	3,238,429	-
Stock based compensation	163,641	888,313
Amortization of prepaid insurance/expense	42,858	187,562
Amortization of debt discount	126,471	132,521
amortization of deferred rent	(519)	-
Common stock issued for services	-	79,500
Common stock issued in settlement of an obligation	-	230,369
loss on conversion of convertible note	-	122,887
Amortization of intangible assets	295,836	295,834
Loss (gain) on extinguishment of debt	(162,811)	137,388
Change in fair value of derivative liability	84,462	(418,769)
Non-cash interest expense	690,000	1,316,846
Proceeds from convertible notes	-	102,387

Changes in operating assets & liabilities:
(Increase) decrease in other assets	6,811	-
Increase in shareholder advances	32,450	1,701
(Increase) decrease in prepaid expenses	-	(89,391)
Increase in due to first insurance funding	-	80,614
Increase in deferred revenue inventory	-	148,685
Decrease in deferred revenue	(22,437)	-
Increase (decrease) in accounts payable and accrued expenses	587,777	375,180
Net cash provided by (used in) operating activities from operations	(1,050,056)	(1,728,821)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,710)
Net cash provided by (used in) investing activities	-	(8,710)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued under registration statement on Form S-1	477,775	1,052,419
Common stock issued under SPA	-	455,000
Repayment of first insurance funding	(26,781)	(59,789)
Proceeds from convertible notes	575,000	1,325,000
Repayment of convertible notes	-	(1,243,200)
Repayment of promissory note	-	(81,116)
Net cash provided by (used in) financing activities	1,025,994	1,448,314

Net (decrease) increase in cash and cash equivalents	(24,062)	(289,217)

Cash and cash equivalents at beginning of period	47,282	452,963
Cash and cash equivalents at end of period	$23,220	$163,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$142,500
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$135,000	$125,000
Common stock issued for severance	$-	$64,197
Initial derivative liability at issuance of notes	$1,265,000	$2,641,846
Initial debt discount at issuance of notes	$250,000	$1,325,000
Convertible note converted to common stock	$688,432	$32,944
Convertible note issued against settlement of liabilities	$250,000	$348,876
Initial debt discount on extinguishment of notes	$209,522	$-
Common stock issued against stock subscription receivable	$40,000	$60,064
Promissory note refinanced against convertible note	$	$367,931
Common stock issued on cashless exercise of options	$	$28
Common stock issued against Common stock to be issued for acquisition	$	$4,270,000
Reversal of derivative liability on short shares	$3,238,430	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Because of COVID-19, travel, visits, and in-person meetings related to The Company’s business have been severely curtailed or cancelled and the Company has instead used on-line or virtual meetings to meet with potential customers and others.

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

Russia-Ukraine/ Israel Hamas conflicts

The ongoing conflicts in these areas has not currently had a direct impact on the company’s operations.

Because of these conflicts, any potential travel, visits, and in-person meetings related to The Company’s business have been severely curtailed or cancelled and the Company has instead used on-line or virtual meetings to meet with potential customers and others.

In addition to possible operational adjustments, the consequences of these conflicts may lead to uncertainties related to The Company’s business growth and ability to forecast the demand for its diagnostic testing and resulting revenues.

The full extent to which these conflicts and the various responses to it might impact The Company’s business, operations and financial results will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond The Company’s control.

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

The condensed balance sheet information as of December 31, 2022 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 17, 2023. These interim unaudited condensed financial statements should be read in conjunction with the 2022 Annual Report. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $4,254,946 and has an accumulated deficit of $70,282,629, has cash used in operating activities $1,050,056. The Company extinguished its old debt and entered in debt exchange agreement. On April 16, 2018, the Company entered into a Stock Purchase Agreement and sold 1,945,000 shares of our common stock registered under the Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on September 14, 2017. On March 11, 2019 the company issued shares in accordance with an SPA dated August 1, 2018 which the amount reduced due to shareholder by $400,000. During the nine months ended September 30, 2023, the Company raised additional capital of $477,775 through its S-1. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods. Actual results could differ from these estimates. Significant estimates are estimates of discount rates in lease, assumptions about collection of useful life of intangible assets and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate.

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

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at September 30, 2023 and December 31, 2022. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At September 30, 2023 and December 31, 2022, there were no accounts receivable. For the three and nine months ended September 30, 2023 one customer accounted for 100% of total revenue. For the three and nine months ending September 30, 2022 one customer accounted for 100% of total revenue.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment consisted of the following at September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023	December 31, 2022
Equipment	$183,992	$183,992
Less: accumulated depreciation	$114,582	$90,152
	$69,410	$93,840

Depreciation expense was $8,143, $24,429 and $8,143, $23,451 for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s intangible assets consisted of the following at September 30, 2023 and December 31, 2022, respectively.

	September 30,	December 31,
	2023	2022
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000

Less: accumulated amortization	826,407	530,573
	$3,693,593	$3,989,427

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2023	2024	2025	2026	2027	2028 and thereafter
Amortization expense	$97,405	$389,123	$389,123	$389,123	$389,123	$2,039,696

Amortization expense recorded for the three and nine months ended September 30, 2023 and 2022 was $98,612, $98,612 and $295,836, $295,836 respectively.

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

Revenues from operations recognized for three and nine months ended September 30, 2023 and 2022 amounted to $9,581, $1,314 and $26,659, $1,314 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of September 30, 2023.

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$2,373,804	$-	$-	$2,373,804

December 31, 2022

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$1,648,831	$-	$-	$1,648,831

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

No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022 respectively. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the Nine months ended September 30, 2023 and 2022 respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $0 and $0 allowance for doubtful accounts at September 30, 2023 and 2022, respectively and had $0 accounts receivable at September 30, 2023 and $0 at December 31, 2022.

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

There were common share equivalents 254,739,838 at September 30, 2023 and 47,298,693 at December 31, 2022. For the Period ended September 30, 2023 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. If necessary, the company would increase authorized shares to honour conversion agreements. The company recognized a derivative short share expense for the three and nine months ending September 30, 2023 in the amounts of $(432,350) and $3238,429 respectively as a result of authorized shares being insufficient to redeem convertible securities and notes. This was resolved in Quarter ending September 30, 2023.  During the Quarter ended September 30, 2023, the Company increased the authorized capital from 300,000,000 to 1,000,000,000 shares and therefore there is sufficient authorized capital as of September 30, 2023, results into no short share derivative liability accrual needed and so reclass the same to additional paid in capital as per ASC 815.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three and nine months ended September 30, 2023 and 2022 the Company incurred research and development expenses of $34,713, $29,722 and $89,123, $109,086, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2023 and December 31, 2022 respectively:

	September 30,	December 31,
	2023	2022
Prepaid insurance	$-	$42,078
Prepaid interest	-	780
	$-	$42,858

For the three and nine months ended September 30, 2023 and 2022 the Company recognized amortization of prepaid expense and prepaid insurance of $-0- $22,121 and $42,858, $187,562 respectively.

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

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment. The balance of the Note Receivable as of September 30, 2023 and December 31, 2022 is $0 and $0 excluding interest accrued thereon of $0 and $0, respectively. The note was forgiven in May, 2022.

NOTE 8: DUE TO FIRST INSURANCE FUNDING

On June 25, 2022, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $87,762. A cash down payment of $8,776 was paid on July 6, 2022. Under the terms of the insurance financing, payments of $8,957, which include interest at the rate of 4.92% per annum, are due each month for nine months commencing on July 25, 2022.

The total outstanding due to First Insurance Funding as of September 30, 2023 and December 31, 2022 is $-0- and $26,781, respectively.

The policy was cancelled for non-payment of premium in April 2023.

NOTE 9: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related party as of September 30, 2023 and December 31, 2022 respectively:

	September 30,	December 31,
	2023	2022
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Accrued interest	105,000	261,537
Convertible note payable, net	$4,105,000	$4,261,537

On January 23, 2023, Creditor agreed to waive and forfeit all interest accrued on the MMI Note through December 31, 2022, in the aggregate amount of $261,537, and to waive all prior defaults on the MMI Note through the Effective Date. Interest shall accrue on the MMI Note at the original rate of 3.5% per annum through September 30, 2023, and be payable on that date. Thereafter interest will be payable on a monthly basis beginning on August 1, 2023. In addition, the Conversion Price for the MMI Note is hereby reduced from $0.25 to $0.075. This Agreement serves to modify and amend the MMI Note as set forth herein, in all other respects the terms of the MMI Note remain in full force and effect. The Company determined that the debt modification including conversion feature added resulted in a debt extinguishment due to the change in the fair values exceeding 10% of the debt carrying value. As a result of the debt modification the company recorded a gain on Extinguishment of debt in the amount of $261,537.

For the three and nine months ended September 30, 2023 and 2022, interest expense was $35,000, $35,000 and $105,000, $105,000, respectively.

As of September 30, 2023 and December 31, 2022, the balance of secured convertible note was $4,105,000 and $4,261,537 which included $105,000 and $261,537 accrued interest, respectively.

The following table summarizes convertible note payable as of September 30, 2023 and December 31, 2022 respectively:

	September 30,	December 31,
	2023	2022
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (1)	$484,478	$484,478
Convertible Note Payable, due on January 27,2032 interest at 3% p.a. (4)	367,931	367,931
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (2)	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	800,000	1,150,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a. (3)	190,000	190,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a.	250,000	-
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a.	325,000	-
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	70,061	274,442
Total	2,987,470	2,966,851
Less: unamortized debt discount/finance premium costs	(1,557,786)	(1,583,435)
Convertible note payable, net	$1,429,684	$1,383,416

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

As of September 30, 2023 and December 31, 2022 respectively, the balance of secured convertible notes was $497,748 and $590,945, which included $13,000 and $106,467 accrued interest, respectively. See below for debt modification treatment.

(2) On October 20, 2016, a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totalling $500,000) as payment for two (2) secured Notes totalling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2023 and December 31, 2022 respectively, this note has not been converted and the balance of secured convertible notes was $513,497 and $610,104, which included $13,497 and $110,104 accrued interest, respectively. See below for debt extinguishment treatment.

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

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of September 30, 2023 and December 31, 2022, the balance of secured convertible note was $194,276 and $207,116, which included $4,276 and $17,116 accrued interest, respectively.

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

(4) On January 27, 2022, Sapphire Bitotech entered into a debt exchange agreement (effective April 1 2022) whereas the company exchanged a convertible note with a balance of 367,931 including accrued interest for a new note charging interest at a rate of 3% per annum first interest payment due January 27, 2023 compounded monthly. The maturity date is January 27, 2032. Upon issuance was convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. As of September 30, 2023 and December 31, 2022, the balance of secured convertible note was $375,300 and $378,193, which included $7,369 and $10,262 accrued interest, respectively. This was not deemed to be a debt extinguishment.

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

As of September 30, 2023 and December 31, 2022 the balance due on the note was $256,861 and $-0- including accrued interest of $6,861 and $-0- respectively.

(5) Convertible Notes

Effective February 10, 2022, the Company issued seven convertible notes to a series of investors having an aggregate face value of $1,325,000 in exchange for $1,325,000 in cash (the “Convertible Notes”). One of the Convertible Notes, face value $25,000, was purchased by Blake N. Schroeder who is a director of the Company.

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2022, $175,000 of the note and accrued interest of $2,840 was retired and converted to 5,665,636 common shares valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459 During the nine months ended September 30, 2023, $350,000 of the note and accrued interest of $30,858 was retired and converted to 22,207,486 common shares valued at $688,432 and as a result of the debt modification the company recognized a loss on extinguishment of $626,414, including cancellation of balance debt discount of $318,840 and a loss on issuance of the shares of $307,574 and a gain due to cancellation of derivative liabilities as of date of settlement of $624,490. As of September 30, 2023 and December 31, 2022, respectively, the principal and accrued interest balances were $824,361 and $1,180,492 respectively, which include accrued interest of $24,361 and $30,492, respectively.

During the three and nine months ended September 30, 2023 and 2022 respectively, the Company amortized the debt discount on all the notes of $49,820, $46,441 and $126,472, $132,521, respectively. As of September 30, 2023 and December 31, 2022, unamortized debt discount was $1,790,886 and $1,583,435, respectively.

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

On September 30, 2023, the Company estimated the fair value of the embedded derivatives of $2,982,856 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158.74%, (3) risk-free interest rate of 3.88%, and (4) expected life of 9.116 years. The change of $693,515 was recorded as loss on change in fair value of derivative liabilities for the nine months ended September 30, 2023.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2023 and 2022:

Balance, December 31, 2022	$1,648,831
Issuance of shares in exchange for convertible note payable	(624,490)
Issuance of convertible notes payable	1,265,000
Mark to market	84,463
Balance, September 30, 2023	$2,373,804

Loss (Gain) on change in derivative liabilities for the nine months ended September 30, 2023	$(609,053)
Loss on Change in Fair Value of derivative liability for the three months ended September 30, 2023	84,463

Balance, December 31, 2021	$-

Issuance of convertible notes payable	2,641,846
Derivative liabilities on settlement of note transferred to gain on settlement	(227,459)
Mark to Market during the nine months ended September 30, 2022	$(418,769)
Balance September 30, 2022	1,995,618
Loss on change in derivative liabilities for the nine months ended September 30, 2022	500,887
Loss (Gain) on Change in Fair Value of derivative liability for the three months ended September 30, 2022	$(418,769)

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

On September 19, 2023, the Company estimated the fair value of the embedded derivatives of using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.03%, (3) risk-free interest rate of 3.88%, and (4) expected life of 2.75-9.92 years. Because of numerous issue dates weighted average exercise price and life were used to value options. Warrants were valued at the lowest exercise price because of numerous issue dates and lack of materiality of the calculation. The liability outstanding on the date of satisfaction, September 20, 2023, was $3,238,429 which was credited to additional paid in capital.  During the Quarter ended September 30, 2023, the Company increase the authorized capital from 300,000,000 shares to 1,000,000,000 shares and therefore there is sufficient authorized capital as of September 30 2023, results into no short share derivative liability accrual needed and so reclass the same to additional paid in capital as per ASC 815.

The Company recorded $-0- as derivative liability – insufficient shares for the nine months of September 30, 2023 and $-0- for the nine months ended September 30, 2022.

The Company recorded $-0- as derivative liability – insufficient shares for the three months of September 30, 2023 and $-0- for the three months ended September 30, 2022.

NOTE 11: STOCK INCENTIVE PLAN

On May 29, 2015, the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On April 19, 20221 the board consent increased the issue up to 40,000,000 shares. As of September 30, 2023 and December 31, 2022 respectively, there were 15,881,671 and 9,806,000 shares available for issuance under the Plan.

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

On August 22, 2022, 13,500,000 options were issued with a strike price of $0.052; 5,750,000 vesting immediately and the balance vesting between nine months and a year from issuance.

On December 9, 2022, 900,000 options were issued with a strike price of $0.10; all of them vesting immediately.

The Company estimated the fair value of the Option value of $.04 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 227%, (3) risk-free interest rate of 3.03%, and (4) expected life of 9.9 years.

For the three and nine months ended September 30, 2023 and 2022 respectively the Company recorded compensation expense of $38,415, $163,641 and $517,180, $888,313 respectively.

NOTE 12: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of September 30, 2023, and December 31, 2022 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero 0 shares issued and outstanding of Series A and Series B Preferred stock as of September 30, 2023.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, the Company had 237,649,403 and 192,441,917 shares of common stock issued and outstanding, respectively.

2023 Transactions:

One million shares were issued in satisfaction of Common stock to be issued Valued at $135,000 ($0.135 per share) closing price of the Company’s stock at May 4, 2020 of the agreement to purchase the promissory note in exchange for which the shares were issued.

Twenty Two million shares were issued during the first nine months of 2023 pursuant to the Company’s S-1 in exchange for $452,775.

The company has received an advance from the shareholder in the amount of $105,170; at this time there are no plans to offset this amount against S-1 proceeds. It will be repaid as cash flow allows.

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

The stock option activity for nine months ended September 30, 2023 and year ended December 31, 2022 respectively is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2021	10,960,715	$0.37
Granted	14,400,000	0.0405
Exercised	(500,000)	0.002
Expired or cancelled	(3,000,000)	0.057
Outstanding at December 31, 2022	21,860,715	$0.049
Granted	3,000,000	0.02
Expired	(742,386)	-
Balance September 30, 2023	24,118,329	$0.13

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2023:

As of September 30, 2023

Schedule of option outstanding under stock option plan

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	24,118,329	8.25	$0.13	22,535,024	$0.14

As of December 31, 2022

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	19,860,715	9.0	$0.049	18,341,741	$0.049

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	September 30,	December 31,
	2023	2022
Expected life (years)	10	10
Risk-free interest rate (%)	3.53	3.96
Expected volatility (%)	2.24	2.29
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$-	$1.74

For the three and nine months ended September 30, 2023 and 2022 stock-based compensation expense related to vested options was $38,415, $182,215 and $517,180, $888,313 respectively.

Warrants

The following table summarizes warrant activity during the year ended December 31, 2022 and the nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	3,025,000	$0.71
Granted	519,247	0.31
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2022	3,544,247	$0.65
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2023	3,544,247	0.65

All outstanding warrants are exercisable at September 30, 2023 and there was no unrecognized stock-based compensation expense related to warrants.

NOTE 14: COMMITMENT AND CONTINGENCIES

On January 2, 2019 the Company entered into the term of Executive’s employment agreement, at a base salary of $10,000 per month with John W. Huemoeller II to serve as its Chief Executive Officer. The Company and Executive acknowledge and agree that Executive’s employment hereunder shall at all times be “at will,” which means that either Executive may resign at any time for any reason or for no reason, and that the Company may terminate Executive’s employment at any time for any reason or for no reason, in either case, subject to the applicable provisions of this Agreement. In further consideration for Executive’s services and subject to the approval of the Board, Executive will be granted an option to purchase 2,000,000 shares of the Company’s common stock (the “Option Shares”). The option will be subject to the terms and conditions applicable to stock options granted under the Company’s 2015 Stock Incentive Plan, as amended from time to time (the “Plan”), and as described in the Plan and the stock option agreement, which Executive will be required to sign. 50% of the Option Shares shall vest on the date of grant and the remaining 50% of the Option Shares shall vest on the 12- month anniversary of the grant date, subject to Executive’s continued employment by the Company. The exercise price per share will be equal to the fair market value per share on the date of grant, as determined by the last closing price of the Company’s common stock the day prior to grant. Beginning in October 2019, the board decided to increase CEO base salary to $35,000 per month. During the three and nine months expenses September 30 2023 and 2022, the Company incurred $30,765, $105,000 and $153,102, $275,000, respectively.

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

Versea plans to launch sales sometime in fourth quarter 2023. During first quarter 2023 further modification of the tests and packaging took place.

Operating Lease

Lease Agreement—On March 3, 2020, Sapphire entered into a 3-year lease agreement (“Lease”) to relocate to a larger space within the same business park. The new space totals 1,908 square feet with monthly base rent in the 1st year $4,713, 2nd year $4,854 and 3rd year $5,000 at implicit interest rate of 6%. A new lease is effective April 25, 2023. Upon commencement of the Lease on April 25, 2023, the previous lease will expire. The company has renewed the lease effective May 1, 2023. The following table sets forth the revised schedule of the monthly Base Rent payable for the Premises during the Extended Term:

Month(s) of Term	No. of Months	Monthly Base Rent	Conditionally Abated Monthly Base Rent	Total Monthly Base Rent
May 1, 2023 – May 31, 2023	1	$8,014.00		$8,014.00
June 1, 2023 – September 30, 2023	1	$8,014.00	$8,014.00	$8,014.00
July 1, 2023 – April 30, 2024	10	$8,014.00		$8,014.00
May 1, 2024 – April 30, 2025	12	$8,335.00		$8,334.00
May 1, 2025 – April 30, 2026	12	$8,668.00		$8,668.00
May 1, 2026 – May 31, 2026	1	$9,014.00		$9,014.00

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2023. Below is a summary of our right of use assets and liabilities as of September 30,2023.

Right-of-use assets	$248,719

Lease liability obligations, current	$91,672
Lease liability obligations, noncurrent	162,410
Total lease liability obligations	$254,082

Weighted-average remaining lease term	2.50 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the three and nine months ended September 30, 2023 and 2022 respectively:

Three months ended	September 30,		September 30,
	2023		2022
Operating lease expense	$26,401	*	$14,854
Short-term lease expense	11,637		24,700
Total lease expense	$38,038		$39,554

Nine months ended	September 30,		September 30,
	2023		2022
Operating lease expense	$70,633	*	$37,203
Short-term lease expense	34,911		15,516
Total lease expense	$105,544		$52,719

*We recorded $36,765 of operating lease expense this includes $11,637 of maintenance charges and month to month lease for the three months ended September 30, 2023 and $39,554 with $24,700 of maintenance and month to month charges for the three months ended September 30, 2022.

*We recorded $70,633 of operating lease expense this includes $34,911 of maintenance charges and month to month lease for the nine months ended September 30, 2023 and $52,719 with $15,516 of maintenance and month to month charges for the nine months ended September 30, 2022.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2023, are as follows:

2023	$24,042
2024	106,750
2025	102,684
2026	43,686
Total minimum payments	277,162
Less: amount representing interest	(23,080)
Total	$254,082

Litigation

Litigation: The company has been named as a defendant in the following legal action: Innovative Medical Supplies, LLC v. Advanced Tear Diagnostics, LLC, Case No. 37-2021-00032000-CU-FR-CTL filed in the Superior Court of the State of California, County of San Diego.

Allegations: The Company has been named as a defendant in this litigation. The Second Amended Complaint (“SAC”) alleges causes of action of Fraud; Conspiracy to Defraud; Unjust Enrichment/Constructive Trust, Intentional Interference with Contract; and Interference with Economic Relations against the Company. The SAC prays for relief of Compensatory damages and other Special, general and consequential damages of not less than $280,586 as well as Punitive and exemplary damages and attorney fees and cost of suit. AXIM Demurred and brought a Motion to Strick as to the SAC.   That motion is pending before the Court.

Status: The litigation is in the pleading stage as against the Company and the Company has responded to the SAC but has not answered the SAC pending the outcome of its Demurrer and Motion to Strike.

Settlement: The Company has entered into a Settlement Agreement with the Plaintiff’s manager to fully resolve the matter in its entirety. However, there is a dispute as to who has control over the Plaintiff limited liability company. The Court has scheduled an Evidentiary hearing with the intent to resolve the control issue and the enforceability of the Settlement Agreement.

At this time the company believes it is more likely than not that it will prevail in the lawsuit. Therefore, no loss provision has been accrued in these financial statements.

NOTE 15: SUBSEQUENT EVENTS

Common Stock Issuances

During October and November 2023, the Company did not issue any additional shares on their  S-1. The company has received $80,170 in advances from the shareholder as of September 30; on During October 2023 an additional $75,000 was received in the account towards the advance. At this time there are no plans to offset this amount against S-1 proceeds. It will be repaid as cash flow allows.

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

As of September 30, 2023, we had cash and cash equivalents of $23,220, working capital deficit of $(4,254,946), and an accumulated deficit of $70,282,629. We estimate our G&A expenses for 2023 to be approximately $2,000,000, which includes projected audit and accounting costs of $150,000. R&D expenses for 2023 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital. We do not expect R&D expenditures to exceed $150,000 in 2023.

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

On June 22, 2021, our Registration Statement on Form S-1 was declared effective by the SEC. We issued 1,000,000 shares of Company common stock pursuant to an equity purchase agreement, dated on May 14, 2021, and the Registration Statement on Form S-1 during the year ending December 31, 2021. Subsequent to the year ended December 31, 2021, the Company issued an additional 42,977,638 shares of its common stock for cash of $1,765,241 pursuant to the equity purchase agreement, which shares were also registered pursuant to the S-1 Registration Statement.

During 2022 and thru September 30, 2023, the Company issued 14,837,874 shares for cash of gross proceeds of $455,000 pursuant to various stock purchase agreements. The cash was received in the fourth quarter 2021 and first quarter 2022. The Company also issued warrants to purchase an aggregate of 519,247 shares of common stock at an average exercise price of $0.315 per share. The warrants are exercisable within a three year period from issuance.

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

The FDA allows for a CLIA waivers, and we intend to pursue a waiver for both current tests and all future product offerings. Our scientists have been diligently making patentable improvements to the tests which will simplify use by the clinician and enhance likelihood of CLIA waiver approval. We plan to file for the waiver in the fourth quarter of 2023 after conducting a fairly simple comparative clinical study. The objective will be to determine whether the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED, which we believe is the case. This study is a key component of the filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We believe that the acquisition of these FDA 510(k) cleared diagnostic products, a waiver and the distribution partnership we have with Versea will allow the business to grow at a rapid pace.

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

We have completed development of our immunoassay system, which includes an automated colorimetric photometer reader and two FDA market-cleared point-of-care (POC) quantitative diagnostic ophthalmic lab tests and are now manufacturing. These are:

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

CURRENT OPERATIONS FOLLOWING ACQUISITION OF SAPPHIRE AND ADVANCED TEAR DIAGNOSTICS ASSETS

Summary:

●	AXIM’s strategic focus is on commercializing FDA-cleared Dry Eye Disease (DED) diagnostic system
●	Plans to address largely underserved DED diagnosis market with patent pending tear collection method and approved tests, supported by world-class DED management team
●	Supply agreements in place to fulfil demand for DED readers and test strips, creating large revenue opportunity
●	Company places emphasis on generating positive cash flow through DED program

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

On September 12, 2023 AXIM announced that it has successfully developed the world’s first rapid, point-of-care, non-invasive diagnostic assay for the detection of abnormal alpha-synuclein, a known biomarker for Parkinson’s Disease using tears.

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

Employees

As of September 30, 2023, we had six full-time employees and one part-time employee. We also allow and utilize the services of independent contractors. Management believes that we have a good relationship with our employees.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $4,254,946 has an accumulated deficit of $70,282,629, has cash used in operating activities of $1,050,056 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the nine months and the three Months ended September 30, 2023 and 2022

Nine months ended	September 30, 2023	September 30, 2022	$ Change	% Change
Revenues	$26,659	$1,314	$25,345	>	100%
Gross margin percentage	-	-	-		-
Operating expenses	2,023,558	3,511,721	(1,488,163)	>	42%
Loss from operations	(1,996,899)	(3,510,407)	(1,513,508)	>	42%
Other expenses (income)	4,160,554	1,833,492	22,327,062	>	100%
Net loss	$(6,157,453)	$(5,343,899)	$813,554	>	15%

Three Months ended	September 30, 2023	September 30, 2022	$ Change	% Change
Revenues	$9,581	$1,314	$8,267	>	100%
Gross margin percentage	-	-	-		-
Operating expenses	598,116	1,319,234	(721,118)	>	53%
Loss from operations	(588,535)	(1,317,920)	(729,385)	>	55%
Other expenses (income)	(917,005)	716,627	(1,633,632)	>	100%
Net (loss) income	$328,70	$(2,034,547)	$(2,363,117)	>	100%

Revenue

Revenues from operations recognized for the nine months ended September 30, 2023 and 2022 amounted to $26,659 and $1,314 respectively.

Cost of Revenue from operations recognized for nine months ended September 30, 2023 and 2022 amounted to $0 and $0, respectively. The lack of COGS is due to lack of sales of products to customers in 2023 and 2022.

Revenues from operations recognized for the three months ended September 30, 2023 and 2022 amounted to $9,581 and $1,314, respectively.

Cost of Revenue from operations recognized for three months ended September 30, 2023 and 2022 amounted to $-0- and $-0-, respectively. The lack of COGS is due to lack of sales of products to customers in 2023 and 2022.

Operating Expenses

Research and Development Expenses

For the three and nine months ended September 30, 2023 and 2022 the Company incurred research and development expenses of $34,713 and $29,722, $91,240, $109,086, from operations, respectively.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three and nine months ending September 30, 2023 and 2022 were $456,648 and $1,182,768, were $1,614,171 and $3,083,349, respectively. The decrease is primarily due to services in legal, consulting and accounting, advertising and increase in salaries because of the ramping up of activity due to acquisition of Sapphire Biotech on March 2020, and the acquisition of assets from Advanced Tear Diagnostics

Depreciation Expenses

For the three and nine months ending September 30, 2023 and 2022 our depreciation expenses were $8,143, $7,402 and $24,429, $23,451.

Amortization Expenses

For the three and nine months ended September 30, 2023 and September 30, 2022 our amortization expenses were $98,612, $98,612 as compared to $295,836 and $295,835. due to recognizing the intangible assets as a result of the acquisition of Sapphire Biotech and patents and 510(K) license from advanced Tear Diagnostics, LLC in 2021.

Other Income and Expenses

Our interest expenses for the three and nine months ended September 30, 2023 and 2022 were $64,658, $57,481 and $874,002, $1,629,355 respectively, variance was due to non-cash interest expenses. Gain (loss) on extinguishment of debt for the three and nine months ended September 30, 2023 and 2022 were $(9,920), $111,818 and $162,811, $(490,641), and respectively, variance was result of debt exchange. Amortization of debt discount was $49,820, $46,441 and $126,472, $132,521 respectively. Loss (gain from satisfaction) from derivative liability insufficient shares was $432,350, $3,238,429 for the three and nine months ending September 30, 2023 as opposed to -0- for the periods ending September 30, 2022. The variances were due to Debt modification agreements.

For the Nine months ended September 30, 2023 and 2022

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $1,050,056, respectively, for the nine months ended September 30, 2023, as compared to net cash used of $1,728,821 for the nine months ended September 30, 2022. The cash used in operating activities is primarily attributable to our net loss from operations of $6,157,453 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the nine months ended September 30, 2023, stock-based compensation was $163,641 and derivative liability insufficient shares $3,238,429 amortization of debt discount was $126,471, amortization of intangible was $295,386, Gain on extinguishment of debt was $162,811, non-cash interest expense was $690,000 and this was offset by change in fair value if derivative liability of $84,462. For the nine months ended September 30, 2022, these non-cash expenses were stock-based compensation of $888,313 and amortization of $132,521. For the nine months ended September 30, 2023 and 2022 the Company recorded increase (decrease) to accounts payable and accrued expenses of $587,777 and $375,180, respectively, of operating activities.

Net Cash provided by Investing Activities

Net cash used in investing activities during the Period ended September 30, 2023 was $0 compared to $8,710 for the same period in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the Period ended September 30, 2023, was $1,025,994 and $1,448,314 for the same period in 2022. The Company has successfully raised significant capital in exchange for its common stock for the nine months ended September 30, 2023 and 2022.

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

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analysed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Foreign Currency Transactions

Foreign exchange gain (loss) in the three and nine months ended September 30, 2023 was $0 compared to $0 for the same periods in 2022 which were also $-0-.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2023, and September 30, 2023, the Company issued total 23,207,486 shares valued $823,482 that were not registered under the Securities Act.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: November 20, 2023	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: November 20, 2023	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

