Form 10-K
period 2023-12-31
AXIM BIOTECHNOLOGIES, INC.
filed 2024-04-16
CIK 1514946

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2023

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $5,340,925 (based on the closing sale price of the common stock reported on the OTC Markets, Inc. on June 30, 2023). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes”. ☐

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable eff ort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 278,429,403

DOCUMENTS INCORPORATED BY REFERENCE

None

AXIM BIOTECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

The FDA allows for a CLIA waivers, and we intend to pursue a waiver for both current tests and all future product offerings. Our scientists have been diligently making patentable improvements to the tests which will simplify use by the clinician and enhance likelihood of CLIA waiver approval. We plan to file for the waiver in the second quarter of 2024 after conducting a fairly simple comparative clinical study. The objective will be to determine whether the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED, which we believe is the case. This study is a key component of the filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We believe that the acquisition of these FDA 510(k) cleared diagnostic products, a waiver and the distribution partnership we have with Versea will allow the business to grow at a rapid pace.

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

We have completed development of our immunoassay system, which includes an automated colorimetric photometer reader and two FDA market-cleared point-of-care (POC) quantitative diagnostic ophthalmic lab tests and are now manufacturing the tests. These are:

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

The clinical benefits of our quantitative tear MMP-9 testing would be a significant advancement in the ability to measure the degree of inflammation affecting dry eye patients, allowing for more objective classification of their disease. Equally important would be the ability to measure improvement in control of inflammation that is the goal of many of our therapies for Ocular Surface Disease (OSD), including pharmaceuticals, thermal pulsation treatments and even light based therapies.

We intend to run a clinical study for MMP-9 in the 3rd quarter of 2024. The distribution agreement we have with Versea calls for Versea to pay for half of the expense in return for a paid up license to market the test after the 510(k) clearance is achieved.

We are also in the process of developing additional biomarker tests that will be used on the existing platform, without the constant need of the clinician to upgrade to a newer platform. The Lateral Flow test reader is software driven and can be programmed to interpret other biomarkers as they are clinically studied and FDA approved. The test uses 1.0 microliters of human tear fluid, that is applied to a disposable lateral flow cassette (one cassette per patient tested). The disposable single use cassette generates a substantial, recurring revenue stream for our eye business and our stakeholders.

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

Covid Neutralizing Antibodies

Over the past few years, as COVID ravaged the world, our scientific team proved its world-class scientific acumen by swiftly developing first-in class COVID-19 neutralizing antibody tests. Shortly after its development, we filed for Emergency Use Authorization with the Food and Drug Administration (FDA), signed a distribution and manufacturing agreement, initiated live virus comparison studies, and filed several patent applications on the diagnostic tools. We waited in anticipation that the FDA would move quickly given the nature of the pandemic; however, we were disappointed week after week until we finally received a response that the FDA had changed its guidance and that they were denying our application. This was unfortunate especially given our firm belief in the efficacy of our test and the potential to assist in the global fight against this virus. That said, we are fearful that the U.S. government’s drive to approve such solutions is fading, and that it is unlikely to grant an EUA to ours or similar tests in the near future, although it is still a possibility since this virus is likely going to be around for a long time. It is this realism that further compelled readjustment of our focus on the DED program.

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

On March 8th of last year, we announced that we had successfully developed what we believe to be the first-ever rapid quantitative tear test for MMP-9, an inflammatory biomarker for DED. Matrix metalloproteinase-9 (MMP-9) is an inflammatory biomarker consistently elevated in the tears of dry eye patients. The central role of inflammation in Ocular Surface Disease (OSD) is widely recognized, but the ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which provides a positive/negative result. This “yes or no” report has clinical value, but it is limited. OSD occurs when there is damage to the front surface of the eyes, the cornea. OSD includes dry eye syndrome, but also refers to a number of other disorders that affect the surface of the eye and can cause significant issues with vision and quality of life.

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

The agreement will provide Verséa with the exclusive commercial right to AXIM’s proprietary portfolio of point-of-care (POC) lab testing readers and three key biomarker diagnostic tests designed specifically to assist eye-care physicians in detecting and quantifying biomarkers associated with aqueous deficient Dry Eye Disease and non-specific allergic conjunctivitis. AXIM’s three key biomarker tests – the Ocular Immunoglobulin E (IgE) test, the Lactoferrin test, and the future MMP-9 test – require the collection of 1.0 microliters in tears and provide quantitative results in under 10 minutes, an industry-leading return time.

On September 30, 2022, Verséa launched the IgE and Lactoferrin tests at the 2022 American Academy of Ophthalmology (AAO) and American Academy of Optometry (AAOPT) conferences. The MMP-9 test is anticipated to follow in 2nd quarter 2024 upon FDA clearance. In recent months, AXIM has been preparing for the scaling of production of its tests in anticipation of significant new orders and is now prepared to support new orders associated with the Versea agreement and subsequent launch.

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

On October 4, 2022, the Company announced that it had received an initial order of 19,000 point-of-care (POC) diagnostic tests and 100 readers targeting ocular surface diseases through its exclusive global commercialization partner Verséa Ophthalmics, marking the Company’s first large-scale revenue generating order. To date we have delivered approximately 4000 tests.

The order is part of the recently announced exclusive global commercialization agreement reached between Verséa and AXIM to support the commercial launch of sales at the 2022 American Academy of Ophthalmology (AAO) conference in Chicago. The order represents the largest revenue-generating event in the history of the Company. AXIM is completing the manufacturing and is preparing the order for shipment from its laboratory facilities in San Diego, California as per Verséa’s direction. The order includes both the tear based tests for Lactoferrin and Immunoglobulin E (IgE) as well as 100 of the associated digital reader that allows for quantitative test results. The tests provide doctors with access to real-time quantitative results within 10 minutes, allowing them to more accurately diagnose and prescribe targeted therapy to patients, leading to overall improved personalized patient care. Both tests are FDA-cleared and have dedicated Medicare CPT codes that allow for rapid POC diagnosis of common ocular conditions such as dry eye disease (DED) and allergic conjunctivitis. On February 20, 2024 we announced that Verséa Ophthalmics placed an order for an additional 50 digital readers.

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

CLIA Waiver Process

Commencing in the 2nd quarter of 2024, the Company plans to conduct a comparative clinical study. The objective will be to prove that the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED. This study is a key component of our filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We will be targeting a waiver for both IgE and the Lactoferrin diagnostic tests. The testing is expected to prove that the products are simple to use with minimal risks of erroneous results. The expected timeline for filing and receiving a final CLIA decision is approximately three to six months.

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

On December 13, 2022, AXIM announced the development of a novel dual IgE/MMP rapid ophthalmological diagnostic test for which the Company filed a provisional patent with the US Patent and Trademark Office. The new product offers clinicians an innovative new rapid ophthalmological diagnostic solution designed to reliably measure both Ocular Immunoglobulin E (IgE) and MMP-9 in a single test. The test is slated for further clinical development in the third quarter of 2024 and, once FDA approved, will be added to AXIM’s expanding catalog of ophthalmological diagnostic tools available to clinicians throughout North America.

On April 11, 2023, we announced the start of manufacturing of both the Company’s proprietary Ocular Immunoglobulin E (IgE) and Lactoferrin diagnostic assays to fulfill the orders placed by its commercialization partner Versea.

On May 23, 2023, we announced the appointment of Kurt Phinney as the Company’s new Chief Operating Officer. Phinney is a seasoned healthcare operations executive and will play a vital role in scaling and optimizing AXIM’s manufacturing operations for its proprietary ophthalmological diagnostic assays in order to meet rising demand.

On July 12, 2023, AXIM announced that it had begun shipping revenue generating validation kits for Ocular Immunoglobulin E (IgE), a key biomarker primarily associated with non-specific, allergic conjunctivitis, which often mimics Dry Eye Disease.

On July 25, 2023, Verséa™ Ophthalmics, LLC, a division of Verséa Health, Inc. announced the commencement of initial shipments of its T-POC TOTAL IgE Immunoassay and Lateral Flow Readers. The company focuses on delivering innovative Tear-based Point-of-Care (T-POC) testing and biologic solutions that optimize diagnosis, treatment, and management of various eye care conditions, including ocular surface disease and pterygium surgery.

AXIM supplies the readers and manufactures and supplies the IgE Immunoassay to Verséa, its distribution partner.

On August 1, 2023, AXIM announced that the U.S. Patent & Trademark Office sent the Company notices of U.S. patent allowances for three separate patents, including its rapid point of care neutralizing antibody test.

On September 12, 2023 AXIM announced that it has successfully developed the world’s first rapid, point-of-care, non-invasive diagnostic assay for the detection of abnormal alpha-synuclein, a known biomarker for Parkinson’s Disease using tears.

On December 20, 2023, AXIM announced that the Company had signed an agreement with contract manufacturer Auer Precision for the production of its two FDA-cleared diagnostic assays designed for point-of-care diagnosis of Dry Eye Disease (DED).  The partnership will enable scaling of production quantities of the assays to meet demand for the tests in a cost-effective way.

On February 20, 2024, AXIM announced that Verséa™ Ophthalmics, LLC, placed an order for an additional 50 of  IUL Lateral Flow Readers.

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

These allowances have increased the depth of AXIM’S IP portfolio to include 10 patent applications, including the 3 above allowed patent applications, that cover AXIM’s innovative platforms and technologies. The Company sees a significant value in its IP portfolio whereas it may look to either further develop the covered technologies or license the IP to larger healthcare organizations, both creating significant upside value for the organization. These allowances further validate both the novelty and underlaying science of AXIM’s diagnostic technologies.

Innovations in Diagnostics

While we continue to manufacture and ship our FDA-cleared diagnostic assays to customers through our commercialization partner, we have simultaneously continued to expand our value proposition through innovations in the diagnostics field, that are now protected under the USPTO. We see our growing IP portfolio as a major opportunity for the organization, with an unrealized market value which probably exceeds the company’s current market capitalization. For instance, while the original SAR COVID-19 virus which plagued the world in recent years received extensive attention from the medical community, our now protected assay methodology can be applied to any future mutations or new SARS viruses or vaccines.

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

We currently manufacture the majority of our testing materials in-house, and use contract manufacturers for the manufacture of some of our product candidates. We may or may not manufacture the products we develop, if any. Our internal manufacturing and contract manufacturers are subject to extensive governmental regulation. In the dry eye segment, we either make our reagents or they are sourced from select suppliers. We use contract manufacturers for the manufacture of our assays and readers.

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

Employees

As of December 31, 2023, we had six full-time employees and one part-time employee. We also allow and utilize the services of independent contractors. Management believes that we have a good relationship with our employees.

Company Website

We maintain a corporate Internet website at: www.aximbiotech.com. The contents of our website are not incorporated into or otherwise are to be regarded as part of this Report.

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

I. TL-66 LLC Convertible Notes Modification and Default Waiver Agreement

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

II. John W. Huemoeller II Settlement Agreement

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

III. MMI Convertible Note Modification and Default Waiver Agreement

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

On January 23, 2023, the Company issued a $250,000 unsecured convertible note as more fully described in Item 1.01 II. (a) above, which is incorporated by reference.

On May 23, 2023, our Chief Executive Officer appointed Kurt Phinney as the Company’s Chief Operating Officer.

Mr. Phinney’s experience includes serving as the Quality and Regulatory Manager of Great Lakes Cheese; Sr. Director of Operations for Rapid Pathogen Screening; and R&D Scientist & Manufacturing Manger for Immunetics, Inc. Mr. Phinney received multiple honors and medals serving as a Corpsman in the United States Coast Guard (1989-1995); Principal Consultant for ICA Biotechnology, VP of Operations for Lumos Diagnostics from (2018–2022), VP of Operations for Versea Health (2022-2023) and Principal Consultant for Accalle Group (2022-Present).  In addition, Mr. Phinney holds USPTO Patent 20050277185: Chemistry, Molecular Biology, and Microbiology Binding Assay Device and has presented Modification of a Commercial HIV-1 Enzyme Immunoassay for Identification of Recent HIV-1 Infection, at the annual Conference of Retrovirus and Opportunistic Infections.

Mr. Phinney will serve for a minimum of six months and, pursuant to a Consulting Agreement with the Company, will be compensated with an option to purchase up to 2,000,000 shares of the Company’s common stock registered on Form S-8 (the “Option Shares”) vesting at a rate 1/6 of the Option Shares every 30 days.

On May 23, 2023, AXIM Biotechnologies, Inc. (the “Company”) issued five (5) convertible promissory notes in the aggregate principal amount of $575,000 (the “Convertible Notes”) to certain investors. Four (4) of the Convertibles Notes, for a combined principal amount of $325,000, were issued in exchange for cash of $325,000.  One (1) of the Convertible Note, in the principal amount of $250,000, was issued as repayment of five cash advances made to the Company, for a total of $250,000, during the period between January 12, 2023, and April 11, 2023. Each of the Convertibles Notes has the same terms as follows: (a) unsecured; (b) interest rate of 3.75% per annum, payable annually beginning on May 23, 2024; (c) maturity date of May 23, 2033, (d) the Company may not prepay the Convertibles Notes, either in whole or in part, without the express written consent of holder; € convertible at any time, in whole or in part (subject to a 4.9% beneficial ownership blocker), at the option of the holder, into shares of Company common stock at a conversion price that is equal to the lesser of $0.01 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten (10) trading days prior to any particular conversion; and (f) if an Event of Default (as defined in the Convertibles Notes) occurs, the holder thereof may declare the entire balance of the note, including all accrued interest immediately due.

On June 1, 2023, AXIM Biotechnologies, Inc., a Nevada corporation (the “Company”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Investor”), pursuant to which the Investor committed to purchase up to $20,000,000 of the Company’s common stock (the “Financing”). Capitalized terms not defined herein shall have the meaning set forth in the Purchase Agreement, a copy of which is attached as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated by reference herein.

Pursuant to the Financing, upon filing and effectiveness of a Registration Statement on Form S-1, and provided that certain other closing conditions are met, the Company shall have the right, but not the obligation, to direct the Investor to purchase shares of the Company’s common stock (the “Put Shares”) as follows: (i) in a minimum amount of not less than $10,000 and (ii) in a maximum amount of $250,000; provided, however, that the number of Put Shares that the Company may direct the Investor to purchase shall not exceed 300% of the average daily trading volume in dollar amount for the Company’s common stock during the ten trading days preceding the date that the Company delivers the put notice or the maximum amount, unless waived in writing by the Investor, in its sole discretion.

At any time, and from time to time, during the term of the Purchase Agreement (the “Commitment Period”), the Company may deliver a notice to Investor (the “Put Notice”) of its election to direct the Investor to purchase Put Shares, and the Company shall deliver such Put Shares to Investor via DWAC within two trading days thereafter. The Purchase Price of the Put Shares shall be 87.5% of the lowest traded price (as reported by Bloomberg Finance L.P.) during the ten consecutive trading days including and immediately prior to the settlement date of the sale (the “Valuation Period”). The closing of a Put Notice shall occur within one trading day following the end of the respective Valuation Period, whereby (i) the Investor shall deliver the investment amount to the Company by wire transfer of immediately available funds and (ii) the Investor shall return surplus Put Shares if the value of the Put Shares delivered to the Investor causes the Company to exceed the maximum commitment amount. The Company shall not deliver another Put Notice to the Investor within ten trading days of a prior Put Notice.

The right of the Company to issue and sell the Put Shares to the Investor is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) an effective Registration Statement on Form S-1 for resale by Investor of the Put Shares, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of the Company’s common stock, (v) limitation of the Investor’s beneficial ownership to no more than 4.99% of the Company’s issued and outstanding shares of common stock, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the minimum pricing for the Put Shares must exceed $0.01.

Pursuant to the terms of the Purchase Agreement, the Company must file a Registration Statement which relates to the resale by Investor of the Put Shares as soon as reasonably practicable.

Effective December 26, 2023, AXIM Biotechnologies, Inc. (the “Company”) entered into a Convertible Note Purchase Agreement (the "Agreement") with Medical Marijuana, Inc (“MJNA”), currently an affiliate of the Company and one of its largest shareholders, for the purchase of up to $750,000 face value in convertible notes.  Also, effective December 26, 2023, MJNA purchased its first convertible note,  face value of $100,000, under the terms of the Agreement (the "Initial Note").

Under the terms of the Agreement, until June 26, 2025, MJNA has the option, but not the obligation, to purchase up to $750,000 in convertible notes to be issued by the Company, which includes the Initial Note for $100,000.  The notes shall bear interest at the rate of 5.25%  per annum, which is payable annually beginning on December 26, 2024, and each year thereafter until maturity on December 26, 2033.  Any notes acquired by MJNA pursuant to the Agreement (including the Initial Note) are convertible at any time prior to the maturity date, at the sole option of MJNA, into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten (10) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, MJNA, shall not be permitted to convert any note, or portion thereof, if such conversion would result in beneficial ownership of the Company by MJNA and its affiliates of more than 4.9% of the outstanding Common Stock of the Company as of the date of conversion.

The Company sold the securities referenced in this Item 1.01 in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

In January 2022 the company issued 7,000,000 of its shares in completion of its agreement with Advanced Tear Diagnostics regarding the acquisition of two 510(k) cleared medical devices.

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

As discussed in this Annual Report, the world has been affected due to the COVID-19 pandemic. The pandemic has negatively impacted our business in various ways over the last two years, including, more recently, as a result of global supply chain constraints at least partially attributable to the pandemic. Even now as the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $5,821,960 has an accumulated deficit of $72,184,858, has cash used in operating activities of $1,030,500 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company may not be able to meet its contractual obligations to Arizona State University regarding past research; in addition, the Company may not be able to maintain its staff at current levels.

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

ITEM 1C. CYBERSECURITY

Risk Assessment and Management

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

The company has an ERM program to identify, evaluate, and manage risks. Cybersecurity risks are evaluated alongside other critical business risks under the ERM program to align cybersecurity efforts with the company’s broader business goals and objectives. We believe that integrating cybersecurity risks into our ERM program fosters a proactive and holistic approach to cybersecurity, which helps safeguard the company’s operations, financial condition, and reputation in an ever-evolving threat landscape.

The company maintain a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of its information systems, including the information residing on such systems. Keep in mind we are a small company with limited exposures. As such we rely on traditional bookkeeping and reconciliations to discover any cybersecurity issues.

Cybersecurity threats, including those resulting from any previous cybersecurity incidents, had not materially affected the company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our company. Our systems, infrastructure or data, or those used by our CROs, CMOs, clinical sites or other contractors or consultants, may or may be perceived to fail or suffer a cyberattack, security breach or other incident, including a breakdown or compromise of the confidentiality, integrity and availability of our systems, networks or data, which could adversely affect the operation of our business and reputation.

Incident Response

The company does not have a dedicated incident management team responsible for managing and coordinating its cybersecurity incident response efforts. We have limited exposure to cybersecurity risks.  We are a small company.

Governance

Board Oversight Role

Our Board of Directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee (the Committee) of the Board of Directors oversees our cybersecurity and data privacy. The Committee meets periodically to review and discuss with management risks relating to significant cybersecurity matters and concerns involving the company, including information security, data privacy, backup of information systems and related regulatory matters and compliance. The Committee regularly reports to the Board of Directors with respect to the Committee’s activities and recommendations, including those relating to cybersecurity matters and concerns.  The company provides reports to the Committee on information security matters, including the adequacy and effectiveness of the company’s information security policies and practices and the internal controls regarding information security, and notifies the chairperson of the Committee as soon as practicable of significant information security matters and concerns as they arise on a periodic basis.

Management’s Role

The company does not have a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters.

Use of Third Parties

Oversight of Third-Party Service Providers

The company uses third-party service providers to support its operations and many of its technology initiatives, and evaluates its third-party service providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture or a recommendation of specific mitigation controls. Following such evaluation, the company determines and prioritizes service provider risk based on the potential threat impact and likelihood, and such risk determination drives the level of due diligence and ongoing compliance monitoring required for each service provider.

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

	High ($)	Low ($)
Fiscal Year Ended December 31, 2023
First Quarter	0.043	0.017
Second Quarter	.049	0.02
Third Quarter	0.036	0.019
Fourth Quarter	0.024	0.016

Fiscal Year Ended December 31, 2022
First Quarter	0.399	0.125
Second Quarter	0.13	0.056
Third Quarter	0.107	0.04
Fourth Quarter	0.104	0.027

As of April 12, 2024, there are 156 holders of record of our common stock. This number does not include beneficial holders of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

The following table provides information as of December 31, 2023, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	27,662,576	$0.13	25,881,671
Equity compensation plans not approved by security holders	–	–	–
Total	27,662,576	$0.13	25,881,671

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, during fiscal year 2022 that have not already been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

During the year ended December 31, 2023, the Company entered into a Stock Purchase agreement whereby shares were issued in exchange for the purchase of equipment. 7,280,000 shares were issued at .01 per share resulting in a loss at issuance of $80,080.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

We are in our early stages of development and growth, without established records of sales or earnings. We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or emerging growth companies.

As of December 31, 2023, we had cash and cash equivalents of $156,457, working capital deficit of $(5,821,960), and an accumulated deficit of $72,184,858. We estimate our G&A expenses for 2024 to be approximately $3,500,000, which includes projected audit and accounting costs of $250,000. R&D expenses for 2024 will vary based on drug formulation and clinical trial project activity that the Company is engaged in, which in turn is determined by available capital.  R&D expenditures in 2024 will depend on available cash flow and the extent of additional capital funding.

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

During 2023 the Company issued 23,000,000 shares of its stock pursuant to its S-1 which generated cash of $514,931.

During 2023 the company issued 22,207,486 shares of its stock to convert various notes payable valued at $688,432.

In December 2023 the company issued 7,280,000 shares of its stock in exchange for equipment valued at $152,800.

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

Inflation

Inflation has increased during the periods covered by this Annual Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflicts between Russia and Ukraine, and Israel/Hamas, employee availability and wage increases, trade tariffs imposed on certain products from China and increased product pricing due to semiconductor product shortages.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $5,821,960, has an accumulated deficit of $72,184,858 has cash used in operating activities of $1,030,500 and presently does not have the resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the year ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022	$ Change	% Change
Revenues	$39,518	$8,875	$30,643	>	100%
Gross margin percentage	-	-	-		-
Operating expenses	2,790,357	4,661,647	(1,871,290)	>	(41)%
Loss from operations	(2,750,839)	(4,652,772)	(1,901,933)	>	(41)%

Other expenses (income)	5,308,843	1,590,177	3,718,666	>	100%
Net loss	$(8,059,682)	$(6,242,949)	$1,816,733	>	29%

Revenue

Revenues from operations recognized for twelve months ended December 31, 2023 and 2022 amounted to $39,518 and $8,875, respectively.

Cost of Revenue

Cost of Revenue from  operations recognized for twelve months ended December 31, 2023, and 2022 amounted to $-0- and $-0-, respectively. The lack of COGS is due to lack of sales of products to customers in 2023.

Operating Expenses

Research and Development Expenses

For the twelve months ended December 31, 2023 and 2022 the Company incurred research and development expenses of $125,496 and $153,697 from  operations, respectively The decrease is primarily due to discontinued research and clinical activities because of lack of cash resources.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the years ending in 2023 and 2022 were $2,308,569 and $4,081,824, respectively.

Depreciation Expenses

For the year ended December 31, 2023 our depreciation expenses were $32,573 as compared to $31,680 for the year ended December 31, 2022. The increase is primarily due to recognizing the property and equipment as a result of the acquisition of Laboratory equipment for the Eye Care division.

Amortization Expenses

For the year ended December 31, 2023 our amortization expenses were $394,446 as compared to $394,446 for the year ended December 31, 2022. The amortization is  primarily due to recognizing the write off intangible assets as a result of the acquisition of Sapphire Biotech.

Impairment Loss

For the year ended December 31, 2023 we recorded an impairment loss of $-0- as compared to $-0- for the year ended December 31, 2022.

Other Income and Expenses

Our interest expenses for the years ending 2023 and 2022 were $1,028,336 and $1,697,455, respectively. Loss on extinguishment of debt for the years ending in 2023 and 2022 were $(162,811) and $479,573 respectively, variance was result of debt exchange  Amortization of debt discount was $176,428 and $178,962 respectively. Loss on settlement of Litigation 955,000 in 2023 and zero in 2022.  The company settled a patent infringement suit. during 2023 we purchased equipment by issuing shares at a discount resulting in a loss of $80,080.

For the Year Ended December 31, 2023 and 2022

Net Cash Provided by/Used in Operating Activities

Net cash used in  operating activities $1,030,500, respectively, for the twelve months ended December 31, 2023, as compared to net cash used of $2,044,326  for the twelve months ended December 31, 2022. The cash used in operating activities is primarily attributable to our net loss from operations of $8,059,682 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the twelve months ended December 31, 2023, stock-based compensation was $197,727 and amortization of debt discount was $176,428. For the twelve months ended December 31, 2022 these non-cash expenses were stock-based compensation of $1,107,494 and amortization of $178,962. For the twelve months ended December 31, 2023 and 2022 the Company recorded increase to accounts payable and accrued expenses of $769,030 and $659,400, respectively, of operating activities. The Company recorded for the twelve months ended December 31, 2023 and 2022 a loss on extinguishment of debt of $(162,811) and $266,111, respectively.  The Company recorded amortization of prepaid expenses for the twelve months ended December 31, 2023 and 2022 of $42,858 and $210,094 respectively. The Company recorded stock issued for services for the twelve months ended December 31, 2023 and 2022 of $-0- and $79,500 respectively.

The company recorded common stock issued for settlement of obligation for the twelve months ended December 31, 2023 and 2022 of $-0- and $226,172 respectively. The Company recorded non cash interest expense for the twelve months ended December 31, 2023 and 2022 of $790,000 and $1,316,846 respectively. The Company recorded change in fair value of derivative liabilities for the twelve months ended December 31, 2023 and 2022 of $6,619 and $765,556 respectively. The Company recorded an increase in deferred revenue  for the twelve months ended December 31, 2023 and 2022 of $(29,998) and $333,125 respectively. The Company recorded an increase in prepaid expenses for the twelve months ended December 31, 2023 and 2022 of $-0- and $103,230 respectively.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended December 31, 2023 was $-0- compared to $8,710 for the same period in 2022

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the twelve months’ period ended December 31, 2023, was $1,139,675 compared to $1,647,355 for the same period in 2022. The Company has successfully raised significant capital in exchange for its common stock for the twelve months ended December 31, 2023. The company recorded proceeds from convertible note of $675,000 in 2023 and $1,325,000 in 2022. The Company repaid a convertible note at $1,243,200 in 2022.

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

Foreign Currency Transactions

Foreign exchange gain (loss) in the year ended December 31, 2023, was $-0- compared to $-0- for the same period in 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8. Financial Statement and Supplementary Data

The full text of the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, begins on page F-1 of this Annual Report on Form 10-K.

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

As of December 31, 2023 we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as updated as of 2017. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2023. Management, board of directors, and other personnel use judgment every day to select, develop, and deploy controls across the Company. Management, among other personnel apply judgement as they monitor and assess the effectiveness of the system of internal control.

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

NAME	AGE	POSITION
John W. Huemoeller II	67	Chief Executive Officer, President
Catalina Valencia	74	CEO Sapphire Biotechnologies
Robert Malasek	56	Chief Financial Officer, Secretary

Timothy R. Scott, PhD	70	Director
Robert Cunningham	75	Director
Peter O’Rourke	50	Director
Blake N. Schroeder	47	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation for services rendered in all capacities that was earned by each individual who served (i) as our principal executive officer at any time during fiscal 2023, and (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2023:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total/$
John W. Huemoeller II	2023	420,000	-	-		-	-	-	420,000
Director, Chief Executive Officer	2022	420,000	-	-	5,000,000	-	-	-	420,000
Catalina Valencia	2023	187,500							187,500
CEO Sapphire Biotechnologies	2022	187,500							187,500
Robert Malasek	2023	90,000	-	-		-	-	-	90,000
Chief Financial Officer, Secretary	2022	72,500	-	-	500,000	-	-	-	72,500

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

Outstanding Equity Awards at Fiscal Year-End 2023

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

Director Compensation for Fiscal Year 2023

Name of Director	Fiscal Year	Fees earned or paid in cash ($)	Option Awards ($)	Stock Grants ($)	All other compensation ($)	Total ($)
Timothy R. Scott, PhD	2023	20,000		—	—	20,000
Robert Cunningham	2023	20,000		—	—	20,000
Peter O’ Rourke	2023	20,000		—	—	20,000
Blake N. Schroeder(1)	2023	20,000				20,000
		0		—	—	0

Director Compensation for Fiscal Year 2022

Name of Director	Fiscal Year	Fees earned or paid in cash ($)	Option Awards ($)	Stock Grants ($)	All other compensation ($)	Total ($)
Timothy R. Scott, PhD	2022	20,000		—	—	20,000
Robert Cunningham	2022	20,000		—	—	20,000
Peter O’ Rourke	2022	20,000		—	—	20,000
Blake N. Schroeder(1)	2022	20,000				20,000
Mauricio J Gatto-Bellora(1)	2022	0		—	—	0

__________________

(1)

Mr. Gatto-Bellora resigned from his role on the Company’s Board of Directors on January 4, 2022. Mr. Blake Schroeder was appointed as a director of the Company on January 6, 2022, to fill the vacancy created by Mr. Bellora’s resignation.

For the year ended December 31, 2023, our directors were each entitled to receive an annual $20,000 cash stipend as compensation for their services as directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of April 15, 2024.

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii)	each of our named executive officers and directors

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at April 16, 2024, there were 278,429,403 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities and for such persons includes shares of our common stock issuable to such persons pursuant to the exercise of stock options, warrants or other securities that are exercisable or convertible into shares of our common stock within 60 days of March 31, 2024.

	Name and Address of Beneficial Owner	(Stock)	(Options)	Amount and Nature of Beneficial Ownership	Percentage of Class
Named Executive Officers and Directors
	John W. Huemoeller II(1)(4)	6,000,000	5,000,000	11,000,000	69%

	Robert Malasek(1)	50,000	800,000	850,000	5%

	Timothy R. Scott, PhD(1)	333,333	1,000,000	1,333,333	9%
	Robert Cunningham(1)	333,333	1,000,000	1,333,333	9%
	Peter O’Rourke (1)	250,000	1,000,000	1,250,000	8%

	All Directors and Officers as a Group	6,966,666	8,800,000	15,766,666	100

5% Stockholders
	Medical Marijuana, Inc.(2)	22,669,125
	Catalina Valencia	25,117,590
	Glycodots, LLC	19,800,000
	Juniper & Ivy Corporation(3)	500,000

________________

* Less than 1%

(1)	The address is: 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121.

(2)	The address is: 2384 La Mirada Drive, Vista, CA 92081

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

Item 14. Principal Accountant Fees and Services

Audit Fees

RBSM LLP has served as our independent public accounting firm since 2014. RBSM LLP billed us $178,500 and $137,171 in audit fees during the years ended December 31, 2023 and 2022, respectively.

Audit-Related Fees

We did not pay any fees to any of our primary auditors, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ended December 31, 2023 and 2022.

Tax and All Other Fees

We did not pay any fees to any of our primary auditors for tax compliance, tax advice, tax planning or other work during our fiscal years ended December 31, 2023 and 2022.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2023 and 2022, and for the years then ended, none of the hours expended on any of our primary auditor’s engagement to audit those financial statements were attributed to work by persons other than our primary auditor’s full- time, permanent employees.

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

Signature	Title	Date

/s/ John W. Huemoeller II	President and Director (Principal Executive Officer)	April 16, 2024
John W. Huemoeller II

/s/ Robert Malasek	Chief Financial Officer (Principal Financial Officer)	April 16, 2024
Robert Malasek

/s/ Timothy R. Scott, PhD	Director	April 16, 2024
Timothy R. Scott, PhD

/s/ Robert Cunningham	Director	April 16, 2024
Robert Cunningham

/s/ Peter O’Rourke	Director	April 16, 2024
Peter O’ Rourke

/s/ Blake N. Schroeder	Director	April 16, 2024
Blake N. Schroeder

AXIM BIOTECHNOLOGIES, INC.

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Axim Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axim Biotechnologies, Inc. (the “Company”), as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

Recoverability of intangible assets (Note 5)

Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company has patents having a carrying value of $199,657 and 510(K) Licenses having a value of $3,395,324. There are definite life intangible assets. The Company assesses potential impairments whenever events or circumstances indicate that the asset may be impaired.  For finite-lived intangible assets the impairment is based on recoverability.

Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company did not recognize an impairment loss in the financial statements for the year ended December 31, 2023.

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

i.	Inquiry of management regarding the development of the assumptions used in the asset group cash flows of the intangible assets.

ii.	Testing management’s process included evaluating the appropriateness of the group cash flow models, and testing the reasonableness of significant assumptions, including the income projections.

iii.	Involvement of our professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions.

iv.	Evaluated the experience, qualifications and objectivity of the Company’s specialist, a third-party valuation firm.

v.

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

/s/ RBSM, LLP

We have served as the Company’s auditor since 2014

PCAOB ID 587

New York, New York

April 16, 2024

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

AXIM BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$156,457	$47,282
Prepaid expenses	-	42,858
Other current assets		13,839
Total current assets	156,457	103,979

Property and equipment, net of accumulated depreciation	134,067	93,840
Other Assets:
Notes receivable- related party	-	-
Intangible Asset 510k License and Patents-Eye Care Division, net	3,594,981	3,989,427
Security deposit	9,014	5,000
Operating lease right-of-use asset	227,029	19,789
Total other assets	3,831,024	4,014,216

TOTAL ASSETS	$4,121,548	$4,212,035

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,781,068	$1,316,248
Lease liability obligations (see Note 16) current portion	94,829	19,789
Due to first insurance funding	-	26,781
due to related parties	21,500	-
Advances from shareholders	295,170	47,720
Deferred revenue	303,127	333,125
Derivative liability conversion feature	2,482,723	1,648,831
Total current liabilities	5,978,417	3,392,494

Long-term liabilities:
Convertible note payable (including accrued interest of $76,163 and $274,442 respectively) net of unamortized debt discount of $1,209,806 and $1,583,435, respectively (see note 11)	1,408,766	1,383,416
Convertible note payable - related parties (including accrued interest of $160,091 and $261,537, respectively) (Net of unamortized debt discount of $631,123 and $-0-, respectively See note 11)	4,253,968	4,261,537
Lease liability obligations (see Note 16)	137,044	-
Total long-term liabilities	5,799,778	5,644,953
TOTAL LIABILITIES	11,778,195	9,037,447

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 245,929,403 and 192,441,917 shares issued and outstanding, respectively	24,593	19,245

Stock subscription receivable	(24,475)	(46,000)
Additional paid in capital	64,528,043	59,191,469
Common stock to be issued	0	135,000
Accumulated deficit	(72,184,858)	(64,125,176)
TOTAL STOCKHOLDERS' DEFICIT	(7,656,647)	(4,825,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,121,548	$4,212,035

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Revenues	$39,518	$8,875

Operating Expenses:
Research and development expenses	125,496	153,697
Selling, general and administrative	2,237,842	4,081,824
Depreciation and amortization	427,019	426,126
Total operating expenses	2,790,357	4,661,647

Loss from operations	(2,750,839)	(4,652,772)

Other (income) expenses:
Interest income	-	(257)
Loss on issuance of shares for Equipment	80,080
Loss on settlement of litigation	955,000	-
Derivative liability insufficient shares	3,238,429	-
Gain on change in value of derivative liability	(6,619)	(765,556)
Loss on extinguishment/conversion of debt	(162,811)	479,573
Amortization of note discount	176,428	178,962
Interest expense	1,028,336	1,697,455
Total other expenses	5,308,843	1,590,177

Loss before provision of income tax	(8,059,682)	(6,242,949)
Provision for income tax	-	-

Loss from operations	(8,059,682)	(6,242,949)

NET LOSS	$(8,059,682)	$(6,242,949)

Earnings per share
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding - basic and diluted	227,691,452	165,468,263

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock to be	Additional Paid In	Stock	Accumulated
	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Shares #	Amount $	Issued $	Capital $	Subscription Receivable	Deficit $	Total $
Balance at December 31, 2021	138,099,981	13,811		-		$-		-	500,000	50	4,530,000	51,000,166		(57,882,227)	(2,338,200)

common stock issued under s-1	20,977,638	2,098										1,331,168	(46,000)		1,287,266
common stock issued against common stock to be issued for purchase of atd	7,000,000	700									(4,270,000)	4,269,300			-
Common stock issued against common stock to be issued	166,667	17									(25,000)	24,983			-
common stock issued stock purchase agreements	14,837,874	1,484										453,516			455,000
common stock issued for services	802,115	80									(100,000)	179,420			79,500
cashless exercise stock options	282,759	28										(28)
stock issued on settlement of debt	173,390	17										32,927			32,944
Stock based compensation - stock options												1,107,492			1,107,492

stock issued on settlement of debt	891,610	89										64,107			64,196
stock issued settlement of claim	3,544,247	354										225,817			226,171
Loss on extinguishment of debt												154,292			154,292

Stock issued on settlement of debt	5,665,636	567										348,309			348,876

Net Loss														(6,242,949)	(6,242,949)

Balance December 31, 2022	192,441,917	19,245							500,000	50	135,000	59,191,469	(46,000)	(64,125,176)	(4,825,412)

Common stock issued against common stock to be issued	1,000,000	100									(135,000)	134,900			-
Shares issued extinguishment of debt Beneficial conversion payment of interest	22,207,486	2,220										686,212			688,432

Debt modifications / conversions												459,522			459,522
Common stock issued under s-1	23,000,000	2,300										467,631	21,525		491,456
Stock based compensation- stock options												197,728			197,728

Satisfaction of Short Share liability												3,238,429			3,238,429
Common Stock issued stock purchase agreement	7,280,000	728										152,152			152,880
Net Loss														(8,059,682)	(8,059,682)

Balance December 31, 2023	245,929,403	24,593							500,000	50	0	64,528,043	(24,475)	(72,184,858)	(7,656,647)

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(8,059,682)	(6,242,949)
Depreciation	32,573	31,680
Derivative Liability insufficient Shares	3,238,429
Stock based compensation	197,727	1,107,494
Amortization of prepaid expenses	42,858	210,094
Amortization of debt discount	176,428	178,962
Amortization of deferred rent	(1,211)	-
Common Stock issued for services/equipment	80,080	79,500
Amortization (Impairment) of intangible assets	394,446	394,446
Loss (gain) on extinguishment of debt	(162,811)	266,111
Loss on conversion of convertible debt		11,068
Common stock issued in settlement of an obligation		226,172
Severance cost note receivable waived		102,387
Non cash interest expense	790,000	1,316,846
Change in fair value of derivative	(6,619)	(765,556)
Amortization Of Debt Issuance Cost
Loss on settlement of litigation	955,000	-
Changes in operating assets & liabilities:
Increase in due to related parties	21,500	-
Increase (decrease) in other assets	9,825	1,701
Increase in shareholder advances	521,925	47,720
Increase in due to first insurance funding		80,614
(Increase) decrease in prepaid expenses		(103,230)
Increase (decrease) in accounts payable and accrued expenses	769,030	659,400
Increase in deferred revenue	(29,998)	333,125
(Increase) decrease in inventory		20,089

Net cash provided by (used in) operating activities	(1,030,500)	(2,044,326)
CASH FLOW FROM INVESTING ACTIVITIES:

Increase in property and equipment	-	(8,710)
Net cash provided by (used in) investing activities	-	(8,710)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible note	675,000	1,325,000
Common stock issued under registration statement on Form S-1	491,456	1,287,261
Repayment of convertible notes		(1,243,200)
Repayment of promissory note	-	(90,000)
Common stock issued under share purchase agreement	-	455,000
Repayment of first insurance funding	(26,781)	(86,706)
Net cash provided by (used in) financing activities	1,139,675	1,647,355
Net increase (decrease) in cash and cash equivalents	109,175	(405,681)
Cash and cash equivalents at beginning of year	47,282	452,963
Cash and cash equivalents at end of year	$156,457	47,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	177,500
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$135,000	$125,000
Initial derivative liability at issuance of notes	$1,465,000	$2,641,846
Common stock issued against CS subscription	$23,475	$46,000
Common stock issued for severance		$64,197
Common Stock issued against settlement of debt	$250,000	$237,057
Promissory note refinanced against convertible note		$367,931
Common Stock issued against Common stock to be issued for Acquisition		$4,270,000
Right of use assets and liabilities	$270,087
Convertible note converted to common stock	$669,044
Accrued interest converted to Common Stock	$30,859	$32,944
Common stock issued on asset purchase	$152,880
Reversal of derivative liability on short shares	$3,238,430
Initial debt discount at issuance of notes	$459,522

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Russia-Ukraine and Israeli-Hamas wars impact and related risks

The ongoing wars in Russia-Ukraine and Israeli-Hamas conflict could impact global supply chains. This could impact business operations by effecting the company’s ability to procure necessary supplies and equipment. This could possibly interrupt the continuing sale of tests which would eliminate the company’s only source of revenue.

In addition to operational adjustments, the consequences of the Russia-Ukraine and Israeli- Hamas conflicts have led to uncertainties related to The Company’s business growth and ability to forecast the demand for its diagnostic testing and resulting revenues.

The full extent to which the Russia-Ukraine and Israeli- Hamas conflicts and the various responses to it might impact The Company’s business, operations and financial results will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond The Company’s control.

In addition the impact of inflation on the companies ability to purchase supplies and manufacture products in a cost effective manner is currently unknown.

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

Together, the Patents and the 510(K) Licenses constitute the acquired technology asset (the “Technology Asset”), which for accounting purposes, are considered one unit of account. We are amortizing the Technology Asset ratably over the 9.1 years average remaining life of the Patents. The net value of these intangibles as of December 31, 2023 is $3,594,981.

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

NOTE 3: BASIS OF PRESENTATION:

The consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of December 31, 2023, and 2022 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $5,821,960 and has an accumulated deficit of $72,184,858, has cash used in operating activities of operations $1,030,500. During the year ended December 31, 2023 and 2022, the Company raised additional capital of $72,800 and $455,000 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during reporting periods. Actual results could differ from these estimates. Significant estimates are assumptions about collection of accounts receivable, useful life of intangible assets, impairment analysis, derivative liability and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate, for leases weighted number of life and discount rate.

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

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at December 31, 2023 and 2022. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At December 31, 2023, there was no accounts receivable. For the year ended December 31, 2023, one customer accounted for 100% of total revenue. For the year ended December 31, 2022 one customer accounted for 100% customer accounted. Revenue was all generated from normal operations for the twelve months ending December 31, 2023 and 2022.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to operations consisted of the following at December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Equipment of operations	$256,792	$183,992
Less: accumulated depreciation	122,725	90,152
	$134,067	$93,840

Depreciation expense was $32,573 and $31,680 for the years ended December 31, 2023 and 2022, respectively.

The company purchased fixed assets with a book value of $72,800 by issuing 17,280,000 share of stock with a market value of $152,880 recognizing a current loss of $80,080.

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conduct an impairment analysis for goodwill annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill. There is no goodwill balance as of December 31, 2023 or December 31, 2022.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets such as in-process research and development (IPRD), we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. There is no Indefinite-Lived Intangible Assets balance as of December 31, 2023.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group).

As at December 31, 2023, none of the Company’s long-lived assets were deemed impaired.

The Company’s intangible assets relating to operations consisted of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000
Less: accumulated amortization	925,019	530,573
	$3,594,981	$3,989,427

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2024	2025	2026	2027	2028	2029 and onwards
Amortization expense	$391,230	$391,230	$391,230	$391,230	$391,230	$1,638,831

Amortization expense recorded for the years ended December 31, 2023 and 2022 was $394,446 and $394,446; respectively.

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

Revenues from operations recognized for twelve months ended December 31, 2023 and 2022 amounted to $39,518 and $8,875, respectively.

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

This agreement with Empowered Diagnostics was terminated in February, 2022. The Company did not recognize any revenue from this agreement.

Grant Income

In 2021 the Company has received government grants to drive its research and development efforts. Through these government grants, the government has provided funding for the Company to perform research and development activities which will assist in developing its products. The Company believes the government entities funding these grants are interested in the Company advancing its underlying technologies through research activities and not providing incentives for hiring employees or building facilities that would suggest that the grant monies are not for specific research activities. These grants were not renewed and are no longer in effect.

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the years ended December 31, 2023 and 2022, was $-0- and $-0- respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2023.

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$2,482,723	$-	$-	$2,482,723

December 31, 2022:

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$1,648,831	$-	$-	$1,648,831

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

No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2023 and 2022.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $-0- and $-0- allowance for doubtful accounts at December 31, 2023 and 2022, respectively and had $-0- accounts receivable at December 31, 2023 and December 31, 2022.

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 Earnings Per Share (“ASC 260-10”) of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and the member potentially outstanding during each period. In periods when a net loss is experienced, only basic net loss per share is calculated because to do otherwise would be anti-dilutive. Basic and diluted net loss per share of common stock, par value $0.0001 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.”

Diluted net loss per share is the same as basic net loss per share for 2023 as the inclusion of 24,118,329 in stock options, 3,544,247 in warrants , and 222,364,674 in convertible notes would be anti-dilutive.

There were common share equivalents 250,027,250 at December 31, 2023 and 47,298,693 at December 31, 2022. For the year ended December 31, 2023 and 2022 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the twelve months ended December 31, 2023 and 2022 The Company incurred research and development expenses of $125,496 and $153,697 from operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this standard replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company beginning January 1, 2023 with early adoption permitted. The Company adopted the standard on January 1, 2023. The adoption of this standard did not have a material effect on the Company’s audited consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06—Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The main objective of the amendment is to modify the disclosure or presentation requirements of various Topics in the Codification. Certain amendments represent clarifications to or technical corrections of the current requirements. to eliminate disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. The effective date for each amendment will be when the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is still evaluating the impact of the adoption of this standard.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Prepaid insurance	$0	$42,078
Prepaid services/other	0	780
	$0	$42,858

For the year ended December 31, 2023 and 2022 the Company recognized amortization of prepaid expense and insurance of $42,858- and $210,094 respectively.

NOTE 7: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of December 31, 2023 and 2022 respectively, the principal and accrued interest balances were $-0- and $363,178 respectively. The note was refinanced January 27, 2022. With an effective date of April 01, 2022 the Note is convertible into Axim common shares at a strike price of $0.1075 per share. The interest rate is 3% compounded monthly. The note is due January 27, 2032. This note now shows as a long term convertible note payable (see Note 11).

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2021 is $90,000 with accrued interest of $1,515. The note was paid off February 2022 and has a zero balance as of December 31, 2023.

NOTE 8: OTHER COMMITMENTS

On July 29, 2021, the Company recorded a $210,000 note payable in conjunction with the acquisition of patents from Advanced Tear Diagnostics LLC. The note balance as of December 31, 2023 and 2022 is $-0- and $-0- with accrued interest of $-0- and $-0-, respectively.

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

Purchase of Promissory Note and Forbearance Agreement

Effective May 4, 2020, the Company acquired from TL-66, a California limited liability company (“Seller”), a promissory note issued to Seller by Dr. Anastassov (“Maker”) dated December 1, 2017, with a face value of $350,000 and a remaining balance due of approximately $100,000 (the “Note”). The purchase price for the Note was $100,000 payable by the Company issuing Seller One Million (1,000,000) restricted shares of the Company’s Common Stock. Effective May 6, 2020, the Company and Maker entered into a Forbearance Agreement whereby the Company agreed to forbear from making any collection efforts on the Note for a period of 24 months so long as Maker has not breached the Separation Agreement. Following 24 months, if there has been no breach of the Separation Agreement by Maker, repayment of the Note, including all principal and unpaid interest, will be waived in full. As of May, 4, 2020 the carrying value of the note receivable was $102,567, the value of the common stock to be issued was $135,000, resulting in a loss of $32,433 accounted as loss on debt extinguishment related to discontinued operations. The balance of the Note Receivable as of December 31, 2023 and 2022 is $-0- and $102,567 excluding interest accrued thereon of $-0- and $1,701, respectively. The note was forgiven in May, 2022.

NOTE 10: DUE TO FIRST INSURANCE FUNDING

On June 25, 2022, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $87,762. A cash down payment of $8,776 was paid on July 6, 2022. Under the terms of the insurance financing, payments of $8,957, which include interest at the rate of 4.92% per annum, are due each month for nine months commencing on July 25, 2022. The policy was cancelled in early 2023 for non payment of premium.

On June 25, 2021, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $98,888. A cash down payment of $24,273 was paid on July 7, 2021. Under the terms of the insurance financing, payments of $1,797, which include interest at the rate of 4.420% per annum, are due each month for nine months commencing on July 25, 2021.

The total outstanding due to First Insurance Funding as of December 31, 2023 and 2022 is $-0- and $26,781, respectively.

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related parties as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Convertible note Payable MMI due on December 26, 2033 interest at 5.25% p.a. (7)	100,000
Convertible Note Payable John Huemoeller due on January 23, 2033 interest at 4.0% p.a. (6)	250,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	375,000
Accrued Interest	160,091	261,537
Total	$4,885,091	$4,261,537
Less: unamortized debt discount/finance premium costs	631,123
Convertible notes payable related parties, net	4,253,968	4,261,537

The interest on this note is payable bi-annually every May 1 and November 1.

In 2020 the Company was authorized to apply the accounts receivable of $75,074 due from Kannaway towards its accrued interest.

On May 1, 2020, the Company agreed to modify its existing convertible note with a principal balance of $4 million, 3.5% interest rate convertible note with the current holder of that note. There were two changes to the existing agreement – (a) the conversion price was reduced from the $1.50 conversion price in the original Note to $0.25 cents in the modified Note and (b) the term of the note was extended from the original maturity date of November 1, 2021, to November 1, 2026. The Company’s stock closed trading on the day of the modification at $0.13 per share. The amendment of this convertible Note was also evaluated under ASC Topic 470-50-40,”Debt Modifications and Extinguishments.” Based on the guidance, the instruments were determined to be substantially different due to the change in the conversion price being substantial, and debt extinguishment accounting was applied. The fair value of the modified convertible note was not different than the carrying value of the original note as such no extinguishment loss was recorded, The Note prior to the amendment of approximately $4 million, and the fair value of the Note and embedded derivatives after the amendment of approximately $4 million. There were no unamortized debt issuance costs and the debt discount associated with the original 2018 Note.

On January 23, 2023, Creditor agreed to waive and forfeit all interest accrued on the MMI Note through December 31, 2022, in the aggregate amount of $261,537, and to waive all prior defaults on the MMI Note through the Effective Date. Interest shall accrue on the MMI Note at the original rate of 3.5% per annum through September 30, 2023, and be payable on that date. Thereafter interest will be payable on a monthly basis beginning on August 1, 2023. In addition, the Conversion Price for the MMI Note is hereby reduced from $0.25 to $0.075 the reduction in conversion price was also effective January 23, 2023. This Agreement serves to modify and amend the MMI Note as set forth herein, in all other respects the terms of the MMI Note remain in full force and effect. The Company determined that the debt modification including conversion feature added resulted in a debt extinguishment due to the change in the fair values exceeding 10% of the debt carrying value. As a result of the debt modification the company recorded a gain on Extinguishment of debt in the amount of $261,537.

For the years ended December 31, 2023 and 2022, interest expense was $140,000 and $261,537, respectively.

As of December 31, 2023 and 2022, the balance of secured convertible note was $4,140,000 and $4,261,537 which included $140,000 and $261537 accrued interest, respectively.

The following table summarizes convertible note payable as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (1)	$484,478	$484,478
Convertible Note Payable, due on January 27,2032 interest at 3% p.a. (4)	367,931	367,931
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (2)	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	425,000	1,150,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a. (3)	190,000	190,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a. see 8 below	250,000	-
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a. see 8 below	325,000	-

Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	76,163	274,442
Total	2,618,572	2,966,851
Less: unamortized debt discount/finance premium costs	(1,209,806)	(1,583,435)
Convertible note payable, net	$1,408,766	$1,383,416

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

As of December 31, 2023 and December 31, 2022 respectively, the balance of secured convertible notes was $501,811 and $590,945, which included $17,333 and $106,467 accrued interest, respectively. See below for debt modification treatment.

(2) On October 20, 2016, a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2023 and December 31, 2022 respectively, this note has not been converted and the balance of secured convertible notes was $517,888 and $610,104, which included $17,888 and $110,104 accrued interest, respectively. See below for debt extinguishment treatment.

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

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of December 31, 2023 and December 31, 2022, the balance of secured convertible note was $195,701 and $207,116, which included $5,701 and $17,116 accrued interest, respectively.

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

(4) On January 27, 2022, Sapphire Bitotech entered into a debt exchange agreement (effective April 1 2022) whereas the company exchanged a convertible note with a balance of 367,931 including accrued interest for a new note charging interest at a rate of 3% per annum first interest payment due January 27, 2023 compounded monthly. The maturity date is January 27, 2032. Upon issuance was convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. As of December 31, 2023 and December 31, 2022, the balance of secured convertible note was $378,066 and $378,193, which included $10,135 and $10,262 accrued interest, respectively. This was not deemed to be a debt extinguishment.

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

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2022, $175,000 of the note and accrued interest of $2,840 was retired and converted to 5,665,636 common shares valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459 During the year ended December 31, 2023, $350,000 of the note and accrued interest of $30,858 was retired and converted to 22,207,486 common shares valued at $688,432 and as a result of the debt modification the company recognized a loss on extinguishment of $626,414, including cancellation of balance debt discount of $318,840 and a loss on issuance of the shares of $307,574 and a gain due to cancellation of derivative liabilities as of date of settlement of $624,490. As of December 31, 2023 and December 31, 2022, respectively, the principal and accrued interest balances were $822,735 and $1,180,492 respectively, which include accrued interest of $22,735 and $304,922,840, respectively.

During the year’s ended December 31, 2023 and 2022 respectively, the Company amortized the debt discount on all the notes of $176,428, $178,692, respectively. As of December 31, 2023 and December 31, 2022, unamortized debt discount was $1,840,929 and $1,583,435, respectively.

(6) As of December 31, 2022, the Company owed to the Executive, for employment in his capacity as CEO of AXIM, $512,500 of unpaid salary which is overdue and payable immediately. Executive and AXIM desired to enter into this Agreement in order resolve the Amount Due in a way that preserves the Company’s working capital and incentivizes and retains Executive. Executive agreed to Issuance of Convertible Note as Partial Satisfaction of the Amount Due. $250,000 of the Amount Due will be paid by issuing to Executive a convertible note, face value $250,000 (the "Convertible Note") Executive agreed that he shall waive/forfeit $50,000 of the Amount Due, leaving a remaining balance after such waiver of $212,500 ($512,500 minus $250,000 for the Convertible Note = $262,500 minus $50,000 waiver = $212,500), which shall not be payable at any time prior to July 1, 2023, and that Executive shall have no right prior to July 1, 2023 to seek payment of the remaining balance of the Amount Due. Executive further agrees that if in the reasonable discretion of the Board of Directors full payment of the remaining balance of the Amount Due on July 1, 2023 ($212,500) is too burdensome for the Company’s working capital position at that time, then Executive will either grant an additional 3-month extension for the payment of the remaining Amount Due or engage in good faith discussions with the Board in order to enter into a payment plan for the remaining Amount Due, or a combination of both.

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

As of December 31, 2023 and December 31, 2022 the balance due on the note was $259,361 and $-0- including accrued interest of $9,361 and $-0- respectively.

Convertible note related party MMI

(7) The Company entered into a Convertible Note Purchase Agreement (“CNPA”) with its affiliated shareholder, Medical Marijuana, Inc. pursuant to the CNPA, the Company has issued an initial note dated December 26, 2023, in the principal amount of $100,000. Due December 26, 2033. Interest payable at 5.25% beginning December 26, 2024. The note is convertible at the lesser of .01 or 70% of the average two lowest closing prices of the company’s stock in the ten trading days prior to any particular conversion.

The Board of Directors also approved the CNPA and the sale and the further issuance of notes in the aggregate principal amount of $750,000 to Medical Marijuana, Inc. As of December 31, 2023 and December 31, 2022 the balance due on the note was $100,073 and $-0- including accrued interest of $73 and $-0- respectively.

(8) Effective May 23, 2023, the Company issued 5 convertible notes to a series of investors having an aggregate face value of $575,000 in exchange for $575,000 in cash.

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

As of December 31, 2023 and December 31, 2022 the balance due on the note was $588,026 and $-0- including accrued interest of $13,026 and $-0- respectively.

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

On February 10, 2022 i.e. on the date of issuance of derivative instrument, the Company estimated the fair value of the embedded derivatives of $2,641,846 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 163.09%, (3) risk-free interest rate of 3.92%, and (4) expected life of 10 years. The value of notes $1,325,000 was debited to beneficial conversion feature and the balance $1,316,846 was recorded as non-cash interest expenses under interest expenses in statement of operation.

During 2023 the company issued derivative instruments and on the dates of issuance the Company estimated the fair value of the embedded derivatives of $1,465,000 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150.19%, (3) risk-free interest rate of 3.92, and (4) expected life of 10 years. The value of notes $675,000 was debited to beneficial conversion feature and the balance $790.000 was recorded as non-cash interest expenses under interest expenses in statement of operation.

On December 31, 2022, the Company estimated the fair value of the embedded derivatives of $1,648,831 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 162.72%, (3) risk-free interest rate of 2.32%, and (4) expected life of 9.86 years. The change of $ was recorded as gain on change in fair value of derivative liabilities for the year ended December 31, 2022.

On December 31, 2023, the Company estimated the fair value of the embedded derivatives of $2,482,723 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150.19%, (3) risk-free interest rate of 3.88%, and (4) expected life of 9.86 years. The change of $ 6.618 was recorded as gain on change in fair value of derivative liabilities for the year ended December 31, 2023.

NOTE 12: DERIVATIVE LIABILITIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2022 and 2023:

Balance, December 31, 2021	$0
Issuance of convertible note payable	2,641,846
Issuance of shares in exchange for convertible note payable	(227,459)
Mark to market	(765,556)
Balance, December 31, 2022	$1,648,831

Balance, December 31, 2022	$1,648,831
Issuance of convertible note payable	1,465,000
Issuance of shares in exchange for convertible note payable	624,490)
Mark to market	(6618)
Balance, December 31, 2023	$2,482,723

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. Subsequently that amount was raised to 40,000,000 shares As of December 31, 2023 and 2022, there were 25,881,671 and 9,806,000 shares available for issuance under the Plan.

On August 22, 2022, 13,500,000 options were issued with a strike price of $0.052; 5,750,000 vesting immediately and the balance vesting between six months and a year from issuance.

On December 9, 2022, 900,000 options were issued with a strike price of $0.10; all of them vesting immediately.

On May 9, 2023 2,000,000 in options were issued with a strike price of 0.21 per share vesting over 6 months.

On September 1, 2023 1,000,000 in options were issued with a strike price of 0.023 per share vesting over 3 months.

NOTE 13: STOCK INCENTIVE PLAN (CONTINUED)

For the years ended December 31, 2023 and 2022 the Company recorded compensation expense of $197,727 and $1,107,494 respectively.

NOTE 14: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of December 31, 2023, and 2022 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of December 31, 2023.

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

On February 20, 2019, MJNA Investment Holdings LLC (“Seller”) sold its 500,000 shares of AXIM Biotechnologies, Inc.’s, a Nevada corporation (the “Company”) Series C Preferred Stock to Juniper & Ivy Corporation, a Nevada corporation (“Purchaser”) for a purchase price of $500,000 (the “Purchase Price”) pursuant to a Preferred Stock.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2023, and 2022, the Company had 245,929,403 and 192,441,917 shares of common stock issued and outstanding, respectively.

2023 Transactions:

The Company converted debt of $380,858 including accrued interest of $30,858 in exchange for 22,207,486 shares.

these shares were issued at $0.031 resulting in extinguishment of debt Beneficial conversion payment of interest ($688,432) and Debt modifications / conversions feature worth ($459,522).

Common stock issued under s-1 23,000,000 shares in exchange for cash $514,931.

Common Stock issued stock purchase agreement 7,280,000 in exchange for equipment valued at $72,800 and recorded a loss on issuance of $80,080.

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

During the year ended December 31, 2022 the company issued 20,977,638 shares pursuant to its S-1 for cash of $1,333,266.

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

Also during year ended December 31, 2022 the company issued 14,837,874 shares pursuant to various stock purchase agreements for cash of $455,000.

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

The stock option activity for years ended December 31, 2023 and 2022 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2021	10,960,715	$0.37
Granted	14,400,000	0.045
Exercised	(500,000)	0.002
Expired or canceled	(3,000,000)	0.057
Outstanding at December 31, 2022	21,860,715	$0.049
Granted	3,000,000	0.02
Exercised
Expired or Cancelled	(742,386)
Outstanding December 31, 2023	24,118,329	$0.13

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2023 and 2022: During 2022 3,000,000 in options issued to John Huemoeller were canceled to allow for issuances to other employees.

As of December 31, 2023

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	24,118,329	8.0	$0.013	22,313,683	$0.013

As of December 31, 2022

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	21,860,715	9.0	$0.049	18,341,741	$0.049

NOTE 15: STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2023	2022
Expected life (years)	10	10
Risk-free interest rate (%)	3.53	3.96
Expected volatility (%)	224	229
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$-	$1.74

For the years ended December 31, 2023 and 2022 stock-based compensation expense related to vested options was $197,727 and $1,107,494 respectively.

Warrants

The following table summarizes warrant activity during the year ended December 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	3,025,000	0.71
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2021	3,025,000	$0.71
Granted	519,247	0.31
Exercised
Outstanding at December 31, 2022 and 2023	3,544,247	$0.65

All outstanding warrants are exercisable at December 31, 2023 and there was no unrecognized stock-based compensation expense related to warrants.

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

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. Beginning in October 2019, the board ratified to increase CFO base salary to $3,000 per month. During 2022 the board subsequently increased Mr Malasek’s compensation to 7,500 per month.

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

The Company received an initial license fee of $150,000 and has the right to cancel the agreement if minimum sales targets are not reached. This amount was recorded as deferred revenue and amortized over 5 years beginning September 15, 2022. During the year ended December 31, 2023 and 2022, the Company amortized $ and $8,875. The carrying balance as of December 31, 2023 and 2022 was $ and $141,125, respectively.

The Company also received $192,000 towards sale of its IgE and Lactoferrin tests. The tests were not shipped as of December 31, 2022 so the amount was disclosed as deferred revenue as of December 31, 2023.

Operating Lease

Lease Agreement—On March 29, 2023, Sapphire entered into a 3-year lease agreement (“Lease”) renewal to stay in the same space. with monthly base rent in the 1st year $8,014, 2nd year $8,335 and 3rd year $8668 and a final payment of $9,014 at implicit interest rate of 6%. Upon commencement of the Lease, the lease will expire on May 31, 2026.

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2026. Below is a summary of our right of use assets and liabilities as of December 31, 2023.

Right-of-use assets	$227,029

Lease liability obligations, current	$94,829
Lease liability obligations, noncurrent	137,044
Total lease liability obligations	$231,873

Weighted-average remaining lease term	2.42 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the years ended December 31, 2023 and 2022:

	December 31,		December 31,
	2023		2022
Operating lease expense	$99,050	*	$75,732
Short-term lease expense	43,936		38,790
Total lease expense	$142,986		$114,522

*We recorded $99,050 of operating lease expense this includes $18,108 of maintenance charges.

Approximate future minimum lease payments for our lease liability over the remaining lease periods as of December 31, 2023, are as follows:

2024	$98,736
2025	102,684
2026	43,686

Total minimum payments	245,106
Less: amount representing interest	(18,079)
Total	$227,027

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

Status: The litigation has settled.

Settlement: The Company has entered into a Settlement Agreement with the Plaintiff’s manager to fully resolve the matter in its entirety. However, there is a dispute as to who has control over the Plaintiff limited liability company. The Court has scheduled an Evidentiary hearing with the intent to resolve the control issue and the enforceability of the Settlement Agreement.

Effective February 7, 2024, the Company entered into a confidential Global Settlement Agreement Pursuant to the Settlement, the Company agreed to pay the following compensation to IMS: a total cash payment of $100,000 payable in various payments over a 24 month period; a $0.35 cassette sales participation payment on all single dry eye lateral flow test cassettes sold by the Company up to a total of $475,000, with such payments having no limit as to the time it takes to reach $475,000; and the issuance of 20,000,000 restricted shares of Company common stock. The restricted shares of common stock are non-transferable, restricted from sale for 12 months, and thereafter, the right to sell the shares is subject to "drip-out" sales volume limitation not to exceed 1% of the Company’s issued and outstanding shares of common stock every 90 days, which such drip-out right is not cumulative.

These financial statements reflect a loss resulting from the settlement agreement in the amount of $955,000.

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

For the period ended December 31, 2023, The Company had available, for Federal income tax purposes, net operating losses of $9,024,000 which expire at various dates through December 31, 2030 and $26,462,918 which have no expiration date. The net operating loss carryovers may be subject to limitations under Internal Revenue Code section 382, due to significant changes in the Company’s ownership. If a change of ownership has occurred the net operating loss carryovers would be limited or might be eliminated.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the period ended December, 2022 and 2021 as follows:

	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Statutory state and local income tax rate, net of federal benefit	7.3%	11.9%
Permanent Differences	(15.96)%	(20.95)
Change in valuation allowance	(18.77)%	(11.95)%
Other true ups	(3.57)%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

	2023	2022
Deferred tax assets Federal*:
Net operating loss carry forward	$10,042,078	$10,749,088
Less: valuation allowance	(10,042,078)	(10,749,088)
Net deferred tax asset	$-	$-

*The company moved its base operations to California in 2019

California Net operating Losses Total 16,912,055

NYS Net Operating Loss Total 13,706,536

The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $10,042,087, and $10,749,088, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. Management believes it is more likely than not that the Differed tax asset will not be realized, so a 100% Valuation Reserve has been established at December 31, 2023. Company is aware that as of there may be section 382 limitations on loss carryforward due to, to the acquisition of Sapphire biotechnology but has not analyzed them at this time.

NOTE 19: SUBSEQUENT EVENTS

On February 7 2024 AXIM Biotechnologies, Inc. (the “Company”) whom was previously named as a defendant in the legal action entitled: Innovative Medical Supplies, LLC ("IMS") v. Advanced Tear Diagnostics, LLC, Case No. 37-2021-00032000-CU-FR-CTL filed in the Superior Court of the State of California, County of San Diego (the “IMS Action”). The First Amended Complaint in the IMS Action alleged causes of action against the Company for Fraud; Conspiracy to Defraud; Unjust Enrichment/Constructive Trust; Intentional Interference with Contract; and Interference with Economic Relations. Effective February 7, 2024, the Company entered into a confidential Global Settlement Agreement and Mutual Release (the “Settlement Agreement”) to resolve the IMS Action as well as a second related action involving many of the same parties. While the Company denied any wrongdoing, the Settlement was entered into in order to avoid the disruption, inconvenience, uncertainty, and costs associated with both litigations and any claims that the parties may have had or may have claimed to have, against each other. The Settlement Agreement fully resolves both actions, all cross-claims, and all potential claims against the Company and all parties from the beginning of time until the execution of the Settlement agreement.

Pursuant to the Settlement, the Company agreed to pay the following compensation to IMS: a total cash payment of $100,000 payable in various payments over a 24 month period; a $0.35 cassette sales participation payment on all single dry eye lateral flow test cassettes sold by the Company up to a total of $475,000, with such payments having no limit as to the time it takes to reach $475,000; and the issuance of 20,000,000 restricted shares of Company common stock. The restricted shares of common stock are non-transferable, restricted from sale for 12 months, and thereafter, the right to sell the shares is subject to "drip-out" sales volume limitation not to exceed 1% of the Company’s issued and outstanding shares of common stock every 90 days, which such drip-out right is not cumulative. On March 15, 2024, AXIM Biotechnologies, Inc. (the “Company”) issued Convertible Notes, having an aggregate face value of $814,555 (the "Notes"), to (i) its independent directors for past due director fees, (ii) certain officers and contractors of the Company for past due salaries and fees for services rendered, and (iii) employees of its wholly-owned subsidiary, Sapphire Biotech, Inc. ("Sapphire"), for past due salaries. The Notes pay annual interest at the rate of 4.25% annually which shall accrue until the maturity date of March 1, 2034 (“Maturity Date”), at which time all principal and interest accrued thereon shall be due and payable. Two of the Notes, aggregate face value $135,625, require a 25% payment of principal on each annual anniversary of the Notes ("Version 1 Notes"). The four Notes issued to the independent directors, aggregate face value of $140,000, are convertible into common stock of the Company at a conversion price of $0.01 ("Version 2 Notes"). The remaining Notes, aggregate face value $674,555, are convertible into common stock of the Company at a conversion price of $0.02 ("Version 3 Notes"). All of the Notes are restricted from converting into the Company's common stock until the earlier of the two-year anniversary of the Notes or at any time after the six-month anniversary of the Notes if the Company's common stock closes at or above $.20 for 30 consecutive days. In addition, the Notes. may not be sold, transferred, pledged or hypothecated by the holder at any time. In total, the $814,555 aggregate face value of the Notes are convertible into 47,727,750 shares of the Company's common stock.

2. Restricted Common Stock

On March 15, 2024, the Company entered into a Stock Purchase Agreement (the "SPA") with an employee of Sapphire for the purchase of 1,100,000 restricted shares of Company common stock for a purchase price of $0.01 per share totaling $11,000. The employee paid the purchase price by accepting the shares as satisfaction of past due salary totaling $11,000.

10,500,000 shares issued against s-1 offering cash received in the amount of $90,667.

Received cash of $23,475 against subscription receivable.

