Form 10-Q
period 2024-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2024-05-20
CIK 1514946

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Securities registered pursuant to Section 12(b) of the Act:  None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 291,458,824 of common stock, par value $0.0001 per share, outstanding as of May 20, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.

COSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$96,711	$156,457
Total current assets	96,711	156,457

Property and equipment, net of accumulated depreciation	127,510	134,067
Other Assets:
Intangible Asset 510k License and Patents-Eye Care Division, net	3,496,369	3,594,981
Security deposit	9,014	9,014
Operating lease right-of-use asset	205,012	227,029
Total other assets	3,710,395	3,831,024

TOTAL ASSETS	$3,934,616	$4,121,548

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,624,946	$2,781,068
Lease liability obligations (see Note 16) current portion	91,306	94,829
	-	-
Due to related parties	11,000	21,500
Advances from shareholders	338,170	295,170

Deferred Revenue	250,148	303,127
Derivative Liability Conversion feature	2,487,235	2,482,723
Total current liabilities	4,802,805	5,978,417

Long-term liabilities:
Convertible note payable (including accrued interest of $97,792 and $76,163 respectively) net of unamortized debt discount of $1,168,296 and $1,209,806, respectively(see note 8)	1,500,335	1,408,766
Convertible note payable - related parties (including accrued interest of $203,202 and $160,091, respectively)(Net of unamortized debt discount of $852,548 and $631,123, respectively See note 8)	4,961,779	4,253,968
Lease liability obligations (see Note 13)	118,031	137,044
Total long-term liabilities	6,580,145	5,799,778
TOTAL LIABILITIES	11,382,950	11,778,195

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 278,429,403 and 245,929,403 shares issued and outstanding, respectively	27,843	24,593

Stock subscription receivable	(19,543)	(24475)
Additional paid in capital	65,005,073	64,528,043
Common stock to be issued	15,400	0
Accumulated deficit	(72,477,157)	(72,184,858)
TOTAL STOCKHOLDERS' DEFICIT	(7,448,334)	(7,656,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,934,616	$4,121,548

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Revenues	$52,979	$7,397

Operating Expenses:
Research and development expenses	15,495	20,336
Selling, general and administrative	333,840	590,940
Depreciation and amortization	108,007	106,755
Total operating expenses	457,342	718,031

Loss from operations	(404,363)	(710,634)

Other (income) expenses:
Miscellaneous income	5,000
Derivative Liability insufficient shares	-	2,033,074
(Gain) loss on change in value of derivative liability	(334,345)	98,640
Loss on extinguishment/conversion of debt	(6,400)	(172,731)
Amortization of note discount	60,084	35,172
Interest expense	163,597	57,839
Total other expenses	(112,064)	2,051,994

Loss before provision of income tax	(292,299)	(2,762,628)
Provision for income tax	-	-

Loss from operations	(292,299)	(2,762,628)

NET INCOME (LOSS)	$(292,299)	$(2,762,628)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(292,299)	$(2,762,628)
Earnings per share
Basic	$(0.001)	$(0.013)
Diluted	$(0.001)	$(0.013)

Weighted average common shares outstanding - basic and diluted	261,396,070	214,494,489

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Series A Convertible		Series B Convertible		Series C Convertible		Common	Additional	Stock
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to	Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	be Issued	Capital	Receivable	Deficit	Total
	#	$	#	$	#	$	#	$	#	$	$	$		$	$

Balance December 31, 2022	192,441,917	19,245							500,000	50	135,000	59,191,469	(46,000)	(64,125,176)	(4,825,412)

common stock issued under s-1	8,000,000	800										169,200	5,000		175,000
common stock issued against common stock to be issued	1,000,000	100									(135,000)	134,900			-
Common stock issued on conversion of debt	22,207,486	2,220										686,212			688,432
Debt Discount modifications issuance of notes												459,522			459,522
Stock based compensation - stock options												103,822			103,822

															-
Net Loss														(2,762,628)	(2,762,628)

Balance March 31, 2023 (unaudited)	223,649,403	22,365							500,000	50	-	60,745,125	5,000	(66,887,804)	(6,161,264)

Balance December 31, 2023	245,929,403	24,593							500,000	50		64,528,043	(24,475)	(72,184,858)	(7,656,647)

Stock issued in settlement of claim	20,000,000	2,000										378,000			380,000
Common stock issued under S-1	12,500,000	1,250										89,417	4,932		95,599
Stock based compensation- stock options												9,613			9,613
Common stock to be issued pursuant to stock puchase agreement											15,400				15,400
Net Loss														(292,299)	(292,299)

Balance March 31, 2024 (unaudited)	278,429,403	27,843	-	-	-	-	-	-	500,000	50	15,400	65,005,073	(19,543)	(72,477,157)	(7,448,334)

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Unaudited Consolidated Statements of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net Loss	(292,299)	(2,762,628)
Depreciation and amortization	108,007	106,755
Derivative Liability insufficient Shares		2,033,074
Stock based compensation	9,613	103,822
Amortization of prepaid expenses		42,858
Amortization of debt discount	60,084	35,172
Amortization of deferred rent	(519)
Common Stock issued for services/equipment
Non Cash Loss (gain) on extinguishment of debt	(6,400)	(172,731)
Loss on conversion of convertible debt
Common stock issued/to be issued in settlement of obligations	380,000
decrease in other assets		10,825
Non cash interest expense	98,857
Change in fair value of derivative	(334,345)	98,640
Amortization Of Debt Issuance Cost
Loss on settlement of litigation
Changes in operating assets & liabilities:
Decrease in due to related parties	(10,500)
Increase (decrease) in other assets
Increase in shareholder advances	43,000	150,000
Increase in due to first insurance funding
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable and accrued expenses	(1,069,580)	219,651
Decrease in deferred revenue	(52,979)	(7,397)

Net cash provided by (used in) operating activities	(1,067,061)	(141,959)
CASH FLOW FROM INVESTING ACTIVITIES:

Increase in property and equipment	(2,839)
Net cash provided by (used in) investing activities	(2,839)	0
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from convertible note	100,000
Common stock issued under registration statement on Form S-1	95,599	175,000
Repayment of convertible notes
Common stock to be issued in settlement of a liability	814,555
Common stock issued under share purchase agreement
Repayment of first insurance funding		(26,781)
Net cash provided by (used in) financing activities	1,010,154	148,219
Net increase (decrease) in cash and cash equivalents	(59,746)	6,260
Cash and cash equivalents at beginning of year	156,457	47,282
Cash and cash equivalents at end of year	$96,711	53,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$	$135,000
Initial derivative liability at issuance of notes	$338,857	$
Common stock issued against CS subscription	$4,932	$40,000
Common Stock to be issued against settlement of debt	$15,400	$
Convertible note converted to common stock	$	$688,432
Initial debt discount on extinguishment of notes	$	$209,522
Convertible debt issued against settlement of libilities	$380,000	$250,000
Initial debt discount at issuance of notes	$240,000	$250,000

 The accompanying notes are an integral part of these consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1: ORGANIZATION

AXIM Biotechnologies, Inc. (the “Company”) was originally incorporated in Nevada on November 18, 2010, as Axim International Inc. On July 24, 2014, the Company changed its name to AXIM Biotechnologies, Inc. to better reflect its business operations. The Company’s principal executive office is located at 6191 Cornerstone Court E Suite 114 San Diego, California 92121.

On October 16, 2018, the Company formed a wholly owned disregarded entity Marina Street, LLC as part of improvement of internal control over cash management and bank activities. In March 2020, we acquired Sapphire Biotech, Inc. (“Sapphire”), a diagnostic healthcare solutions company, changing our business operations. Sapphire’s operations are located in the greater San Diego, California area.

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

In addition the impact of inflation on the Company’s ability to purchase supplies and manufacture products in a cost effective manner is currently unknown.

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

Together, the Patents and the 510(K) Licenses constitute the acquired technology asset (the “Technology Asset”), which for accounting purposes, are considered one unit of account. We are amortizing the Technology Asset ratably over the 9.1 years average remaining life of the Patents. The net value of these intangibles as of December 31, 2023 and March 31, 2024 is $3,594,981 and $3,496,369 respectively.

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

NOTE 3: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of March 31, 2024, and 2023 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Axim Biotechnologies, Inc. and its wholly owned subsidiaries Axim Holdings, Inc., Marina Street LLC, Axim Biotechnologies (the Netherland Company) and Sapphire Biotech, Inc. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

NOTE 4: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $4,706,095 and has an accumulated deficit of $72,477,157, has cash used in operating activities of operations $1,067,061. During the three months ended March 31, 2024 and 2023, the Company raised additional capital of $95,599 and $175,000 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at March 31, 2024 and December 31, 2023. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. Covid19 has slowed collection as our customers are in a mandated pause. We do not have geographic concentration of customers.

Concentrations

At March 31, 2024, there was no accounts receivable. For the three months ended March 31, 2024 and 2023, one customer accounted for 100% of total revenue. Revenue was all generated from normal operations for the three months  ending March 31, 2024 and March 31, 2023.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to operations consisted of the following at March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023
Equipment of operations	$259,631	$256,792
Less: accumulated depreciation	132,121	122,725
	$127,510	$134,067

Depreciation expense was $9,396 and $8,143 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conduct an impairment analysis for goodwill annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill. There is no goodwill balance as of March 31, 2024 or December 31, 2023.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets such as in-process research and development (IPRD), we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. There is no Indefinite-Lived Intangible Assets balance as of March 31, 2024.

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

As at December 31, 2023, none of the Company’s long-lived assets were deemed impaired.

The Company’s intangible assets relating to operations consisted of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000
Less: accumulated amortization	1,023,631	925,019
	$3,496,369,	$3,594,981

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2024	2025	2026	2027	2028	2029 and onwards
Amortization expense	$292,618	$391,230	$391,230	$391,230	$391,230	$1,638,831

Amortization expense recorded for the three months ended March 31, 2024 and March 31, 2023 was $98,612 and $98,612; respectively.

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

Revenues from operations recognized for the three months  ended March 31, 2024 and March 31, 2023 amounted to $52,979 and $7,397, respectively.

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the  three months ended March 31, 2024 and March 31, 2023, was $-0- and $-0- respectively.

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products to the customers including buying and transportation costs. There was no cost of sales incurred for the three months ended March 31, 2024 and 2023.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses. There were no shipping costs incurred for the three months ended March 31, 2024 and 2023.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2024.

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$2,487,235	$-	$-	$2,487,235

December 31, 2023:

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$2,482,723	$-	$-	$2,482,723

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

No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the three months ended March 31, 2024 and March 31, 2023 and December 31, 2023.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $-0- and $-0- allowance for doubtful accounts at March 31, 2024 and December 31, 2023, respectively and had $-0- accounts receivable at March 31, 2024 and December 31, 2023.

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

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2024 and 2023 as the inclusion of 24,118,329 in stock options, 2,469,247 in warrants, and 343,290,099 in convertible notes would be anti-dilutive.

There were common share equivalents 370,377,675 at March 31, 2024 and 250,027,250 at December 31, 2023. For the three months ended March 31, 2024 and 2023 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred research and development expenses of $15,495 and $20,336 from operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

NOTE 7: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of March 31, 2024 and December 31, 2023 respectively, the principal and accrued interest balances were $380,832 and $378,067 respectively. The note was refinanced January 27, 2022. With an effective date of April 01, 2022 the Note is convertible into Axim common shares at a strike price of $0.1075 per share. The interest rate is 3% compounded monthly. The note is due January 27, 2032. This note now shows as a long term convertible note payable (see Note 11).

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

NOTE 11: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related parties as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Convertible notes Payable MMI due on December 26, 2033 and March 28,2034 interest at 5.25% p.a. (7)	200,000	100,000
Convertible Note Payable John Huemoeller due on January 23, 2033 interest at 4.0% p.a. (6)	250,000	250,000
Convertible Note Payable John Huemoeller due on March 1, 2034 interest at 4.25% p.a. (6)	250,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	375,000	375,000
Convertible notes payable due to Board of directors due on March 15,2034 interest at 4.25% p.a.(9)	140,000
Convertible note Payable CFO (9)	53,500
Convertible notes due to employees due on March 1,2034 interest at 4.25 % p.a. (9)	342,625
Accrued Interest	203,202	160,091
Total	$5,814,327	$4,885,091
Less: unamortized debt discount/finance premium costs	852,548	631,123
Convertible notes payable related parties, net	4,961,779	4,253,968

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

On January 23, 2023, Creditor agreed to waive and forfeit all interest accrued on the MMI Note through December 31, 2023, in the aggregate amount of $261,537, and to waive all prior defaults on the MMI Note through the Effective Date. Interest shall accrue on the MMI Note at the original rate of 3.5% per annum through September 30, 2023, and be payable on that date. Thereafter interest will be payable on a monthly basis beginning on August 1, 2023. In addition, the Conversion Price for the MMI Note is hereby reduced from $0.25 to $0.075 the reduction in conversion price was also effective January 23, 2023. This Agreement serves to modify and amend the MMI Note as set forth herein, in all other respects the terms of the MMI Note remain in full force and effect. The Company determined that the debt modification including conversion feature added resulted in a debt extinguishment due to the change in the fair values exceeding 10% of the debt carrying value. As a result of the debt modification the company recorded a gain on Extinguishment of debt in the amount of $261,537.

For the three months ended March 31, 2024 and March 31, 2023, interest expense was $35,000 and $35,000, respectively.

As of March 31, 2024 and December 31, 2023, the balance of secured convertible note was $4,175,000 and $4,140,000 which included $175,000 and $140,000 accrued interest, respectively.

The following table summarizes convertible note payable as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (1)	$484,478	$484,478
Convertible Note Payable, due on January 27,2032 interest at 3% p.a. (4)	367,931	367,931
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (2)	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	425,000	1,150,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a. (3)	190,000	190,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a. see 8 below	250,000	250,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a. see 8 below	325,000	325,000
Convertible note payable due May 15,2024 interest at 4.25% p.a.	28,430
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	97,792	76,163
Total	2,668,631	2,618,572
Less: unamortized debt discount/finance premium costs	(1,168,296)	(1,209,806)
Convertible note payable, net	$1,500,335	$1,383,416

(1) On September 16, 2016, we entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement” or “Agreement”) with a third-party investor. Under the terms of the Convertible Note Purchase Agreement the investor may acquire up to $5,000,000 of convertible notes from the Company. With various closings, under terms acceptable to the Company and the investor as of the time of each closing. Pursuant to the Agreement, on September 16, 2016 the investor provided the Company with $850,000 secured convertible note financing pursuant to four (4) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes matures on October 1, 2029, and pay 3.5% compounded interest paid bi-annually. The Note are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company common stock at a conversion price equal to $0.04 per share.

As of March 31, 2024 and December 31, 2023 respectively, the balance of secured convertible notes was $506,145 and $501,811, which included $17,333 and $17,333 accrued interest, respectively. See below for debt modification treatment.

(2) On October 20, 2016, a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2024 and December 31, 2023 respectively, this note has not been converted and the balance of secured convertible notes was $517,888 and $517,888, which included $22,360 and $17,888 accrued interest, respectively. See below for debt extinguishment treatment.

(1) & (2) On January 23, 2023, Creditor agreed to waive and forfeit all interest accrued on the Secured Notes through December 31, 2023, in the aggregate amount of $216,572. All prior defaults on the Secured Notes are hereby waived through the Effective Date, and the next interest payments due on each of the Secured Notes is extended from April 1, 2023, to July 1, 2023. In addition, the Conversion Price for each of the Secured Notes is hereby reduced from $0.2201 to $0.04. The Agreement served to modify and amend each of the Secured Notes as set forth above, in all other respects the terms of the Secured Notes remained in full force and effect. The Company determined that the debt modification including conversion feature added resulted in a debt extinguishment due to the change in the fair values exceeding 10% of the debt carrying value.

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

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of March 31, 2024 and December 31, 2023, the balance of secured convertible note was $197,127 and $195,701, which included $5,701 and $7,126 accrued interest, respectively.

On January 27, 2023, Creditor agreed to waive and forfeit all interest accrued on the Sapphire Note through December 31, 2023, in the aggregate amount of $17,115 and to waive all prior defaults on the Sapphire Note through the Effective Date. This was not deemed to be a debt extinguishment since the waiver of accrued interest was not deemed to produce a change in cash flow greater than 10%. The company recorded a gain on modification of $17,117 resulting from forgiveness of accrued interest. The share conversion formula was also changed on January 23, 2023 to .031667 on the full outstanding balance at time of conversion.

(4) On January 27, 2022, Sapphire Biotech entered into a debt exchange agreement (effective April 1, 2022) whereas the company exchanged a convertible note with a balance of 367,931 including accrued interest for a new note charging interest at a rate of 3% per annum first interest payment due January 27, 2023 compounded monthly. The maturity date is January 27, 2032. Upon issuance was convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. As of March 31, 2024 and December 31, 2023, the balance of secured convertible note was $380,832 and $378,066, which included $12,901 and $10,135 accrued interest, respectively. This was not deemed to be a debt extinguishment.

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

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid. During the three months ended March 31, 2024, $175,000 of the note and accrued interest of $2,840 was retired and converted to 5,665,636 common shares valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459 During the three months ended March 31, 2024, $350,000 of the note and accrued interest of $30,858 was retired and converted to 22,207,486 common shares valued at $688,432 and as a result of the debt modification the company recognized a loss on extinguishment of $626,414, including cancellation of balance debt discount of $318,840 and a loss on issuance of the shares of $307,574 and a gain due to cancellation of derivative liabilities as of date of settlement of $624,490. As of March 31, 2024 and December 31, 2023, respectively, the principal and accrued interest balances were $828,735 and $822,735 respectively, which include accrued interest of $28,735 and $22,735, respectively.

During the three months ended March 31, 2024 and March 31, 2023 respectively, the Company amortized the debt discount on all the notes of $60,084, $35,172, respectively. As of March 31, 2024 and December 31, 2023, unamortized debt discount was $2,020,844 and $1,840,929, respectively.

 Convertible Note payable – related party (officer)

(6) As of December 31, 2023, the Company owed to the Executive, for employment in his capacity as CEO of AXIM, $512,500 of unpaid salary which is overdue and payable immediately. Executive and AXIM desired to enter into this Agreement in order resolve the Amount Due in a way that preserves the Company’s working capital and incentivizes and retains Executive. Executive agreed to Issuance of Convertible Note as Partial Satisfaction of the Amount Due. $250,000 of the Amount Due will be paid by issuing to Executive a convertible note, face value $250,000 (the “Convertible Note”) Executive agreed that he shall waive/forfeit $50,000 of the Amount Due, leaving a remaining balance after such waiver of $212,500 ($512,500 minus $250,000 for the Convertible Note = $262,500 minus $50,000 waiver = $212,500), which shall not be payable at any time prior to July 1, 2023, and that Executive shall have no right prior to July 1, 2023 to seek payment of the remaining balance of the Amount Due. Executive further agrees that if in the reasonable discretion of the Board of Directors full payment of the remaining balance of the Amount Due on July 1, 2023 ($212,500) is too burdensome for the Company’s working capital position at that time, then Executive will either grant an additional 3-month extension for the payment of the remaining Amount Due or engage in good faith discussions with the Board in order to enter into a payment plan for the remaining Amount Due, or a combination of both.

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

A second note was issued March 15, 2024 also for 250,000 also in payment of accrued salary Payment of Principal and Interest. From the date of this Convertible Note (the “Note” or “Convertible Note”), interest shall be payable annually on the basis of a three hundred sixty (360) day year and compounded on a yearly basis at a rate equal to Four Percent (4.25%) per annum (the “Interest Rate”). beginning on March 15, 2024 until the maturity date of March 1, 2034, at which time all principal and interest accrued thereon shall be due and payable. Upon issuance, the Convertible Note was convertible into shares of the Company’s common stock at $0.02 per share.

As of March 31, 2024 and December 31, 2023 the balance due on these notes was $512,333 and $259,361 including accrued interest of $12,333 and $9,361 respectively.

Convertible note related party MMI

(7) The Company entered into a Convertible Note Purchase Agreement (“CNPA”) with its affiliated shareholder, Medical Marijuana, Inc. pursuant to the CNPA, the Company has issued an initial note dated December 26, 2023, in the principal amount of $100,000. Due December 26, 2033. Interest payable at 5.25% beginning December 26, 2024. The note is convertible at the lesser of 0.01 or 70% of the average two lowest closing prices of the company’s stock in the ten trading days prior to any particular conversion. A second note for 100,000 was issued March 28, 2024 on the same terms

The Board of Directors also approved the CNPA and the sale and the further issuance of notes in the aggregate principal amount of $750,000 to Medical Marijuana, Inc. As of March 31, 2024 and December 31, 2023 the balance due on the note was $201,385 and $100,073 including accrued interest of $1,385 and $73- respectively.

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

(9) On March 15, 2024, AXIM Biotechnologies, Inc. (the “Company”) issued Convertible Notes, having an aggregate face value of $814,555 (the “Notes”), to (i) its independent directors for past due director fees, (ii) certain officers and contractors of the Company for past due salaries and fees for services rendered, and (iii) employees of its wholly-owned subsidiary, Sapphire Biotech, Inc. (“Sapphire”), for past due salaries.  The Notes pay annual interest at the rate of 4.25% annually which shall accrue until the maturity date of March 1, 2034 (“Maturity Date”), at which time all principal and interest accrued thereon shall be due and payable.  Two of the Notes, aggregate face value $135,625, require a 25% payment of principal on each annual anniversary of the Notes (“Version 1 Notes”). The four Notes issued to the independent directors, aggregate face value of $140,000, are convertible into common stock of the Company at a conversion price of $0.01 (“Version 2 Notes”). The remaining Notes, aggregate face value $674,555, are convertible into common stock of the Company at a conversion price of $0.02 (“Version 3 Notes”). All of the Notes are restricted from converting into the Company's common stock until the earlier of the two-year anniversary of the Notes or at any time after the six-month anniversary of the Notes if the Company's common stock closes at or above $.20 for 30 consecutive days. In addition, the Notes. may not be sold, transferred, pledged or hypothecated by the holder at any time. In total, the $814,555 aggregate face value of the Notes are convertible into 47,727,750 shares of the Company's common stock.

The note to John Huemoeller was accounted for as disclosed above

As of March 31, 2024 and December 31, 2023 the balance due on the note was $593,417 and $588,026 including accrued interest of $18,417 and $13,026 respectively.

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

During 2024 the company issued derivative instruments and on the dates of issuance the Company estimated the fair value of the embedded derivatives of $338,857using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150.19%, (3) risk-free interest rate of 3.92, and (4) expected life of 10 years. The value of notes $240,000 was debited to beneficial conversion feature and the balance $98,857 was recorded as non-cash interest expenses under interest expenses in statement of operation.

On March 31, 2024, the Company estimated the fair value of the embedded derivatives of $2,487,235 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150%, (3) risk-free interest rate of 3.92%, and (4) expected life of 9.86 years. The change of $334,345 was recorded as gain on change in fair value of derivative liabilities for the three months ended March 31, 2024.

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

NOTE 12: DERIVATIVE LIABILITIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2024 and 2023:

Balance, December 31, 2023	$2,482,723
Issuance of convertible note payable	338,857
Issuance of shares in exchange for convertible note payable
Mark to market	(334,345)
Balance, December 31, 2023	$2,487,235

NOTE 13: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. Subsequently that amount was raised to 40,000,000 shares As of March 31, 2024 and December 31, 2023, there were 25,881,671 and 9,806,000 shares available for issuance under the Plan.

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

On September 1, 2023, 1,000,000 in options were issued with a strike price of 0.023 per share vesting over 3 months.

For the three months ended March 31, 2024 and March 31, 2023, the Company recorded compensation expense of $9,613 and $103,822 respectively.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, the Company had 278,429,403 and 245,929,403 shares of common stock issued and outstanding, respectively.

2024 Transactions:

The company issued 20,000,000 shares valued at $380,000 as part of a settlement of claims.

The company issued under S-1  12,500,000 for cash of $95,599.

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

The stock option activity for the three months ended March 31, 2024 and March 31, 2023 and December 31, 2023 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2022	21,860,715	$0.13
Granted	3,000,000	0.02
Exercised

Expired or canceled	(742,386)	0.057
Outstanding at December 31, 2023	24,118,329	$0.013
Granted
Exercised
Expired or Cancelled
Outstanding March 31, 2024	24,118,329	$0.013

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2024 and December 31, 2023:

As of March 31, 2024

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	24,118,329	8.0	$0.013	23,898,740	$0.013

As of December 31, 2023

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	24,118,329	8.0	$0.013	22,313,683	$0.013

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	March 31,	December 31,
	2024	2023
Expected life (years)	10	10
Risk-free interest rate (%)	3.53	3.53
Expected volatility (%)	224	224
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$0.013	$0.013

For the three months ended March 31, 2024 and March 31, 2023 stock-based compensation expense related to vested options was $9,613 and $103,822 respectively.

Warrants

The following table summarizes warrant activity during the three months ended March 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	3,025,000	0.71
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2022	3,025,000	$0.71
Granted	519,247	0.31
Exercised
Outstanding at December 31, 2023	3,544,247	$0.65
Forfeited/Cancelled	(1,075,000)
Outstanding at December 31, 2023	2,469,247	$0.65

All outstanding warrants are exercisable at March 31, 2024 and there was no unrecognized stock-based compensation expense related to warrants.

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

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. Beginning in October 2019, the board ratified to increase CFO base salary to $3,000 per month. During 2022 the board subsequently increased Mr. Malasek’s compensation to 7,500 per month.

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

The Company received an initial license fee of $150,000 and has the right to cancel the agreement if minimum sales targets are not reached. This amount was recorded as deferred revenue and amortized over 5 years beginning September 15, 2022. During the three months ended March 31, 2024 and 2023, the Company amortized $7,479 and $7,397. The carrying balance as of March 31, 2024 and December 31, 2023 was $103,648 and $111,209, respectively.

The Company also received $192,000 towards sale of its IgE and Lactoferrin tests. The tests were not shipped as of December 31, 2023 so the amount was disclosed as deferred revenue as of December 31, 2023. During the quarter ending March 31, 2024 4,550 in tests were shipped at 11 per test resulting in revenue recognition of $45,500; leaving a carrying value of $146,500.

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

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2026. Below is a summary of our right of use assets and liabilities as of March 31, 2024.

Right-of-use assets	$205,012

Lease liability obligations, current	$91,306
Lease liability obligations, noncurrent	118,031
Total lease liability obligations	$209,337

Weighted-average remaining lease term	2.17 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the three months ended March 31, 2024 and March 31, 2023 and December 31, 2023 :

	March 31,		December 31,
	2024		2023
Operating lease expense	$28,869	*	$99,050
Short-term lease expense	-		43,936
Total lease expense	$28,869		$142,986

*We recorded $28,869 of operating lease expense this includes $4,827 of maintenance charges.

Approximate future minimum lease payments for our lease liability over the remaining lease periods as of December 31, 2023, are as follows:

2024	$74,694
2025	102,684
2026	43,686

Total minimum payments	221,064
Less: amount representing interest	(16,054)
Total	$205,010

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

Effective February 7, 2024, the Company entered into a confidential Global Settlement Agreement Pursuant to the Settlement, the Company agreed to pay the following compensation to IMS: a total cash payment of $100,000 payable in various payments over a 24 month period; a $0.35 cassette sales participation payment on all single dry eye lateral flow test cassettes sold by the Company up to a total of $475,000, with such payments having no limit as to the time it takes to reach $475,000; and the issuance of 20,000,000 restricted shares of Company common stock. The restricted shares of common stock are non-transferable, restricted from sale for 12 months, and thereafter, the right to sell the shares is subject to “drip-out” sales volume limitation not to exceed 1% of the Company’s issued and outstanding shares of common stock every 90 days, which such drip-out right is not cumulative.

These financial statements reflect a loss resulting from the settlement agreement in the amount of $955,000. As of March 31, 2024, $543,000 is outstanding.

NOTE 18: SUBSEQUENT EVENTS

The company issued 6,000,000 shares in settlement of a liability.

On March 17, 2024 the company received $50,000 from MMI in exchange for a note.

During April and May 2024 the company received $75,000 in additional advance from shareholder bring the total to $413,170.

The company received $18,543 against stock subscriptions receivable.

The company issued 6,000,000 shares of its stock under its S-1 in exchange for $39,582.

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

Our principal executive office is located at 6191 Cornerstone Court, E. Suite 114, San Diego, CA 92121. Our telephone number is (619) 206-7022 and our website is www.aximbiotech.com. Unless expressly noted, none of the information on our website is part of this Report. Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “AXIM.”

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

This asset purchase will prohibit another company from manufacturing the same devices under the 510(k)’s now owned by AXIM. Companies wishing to compete with AXIM by manufacturing the diagnostic devices acquired by AXIM must initiate a new 510(k) application and conduct costly clinical trials in support of the lengthy clearance process.

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

The FDA allows for CLIA waivers, and we intend to pursue a waiver for both current tests and all future product offerings. Our scientists have been diligently making patentable improvements to the tests which will simplify use by the clinician and enhance likelihood of CLIA waiver approval. We plan to file for the waiver in the second quarter of 2024 after conducting a fairly simple comparative clinical study. The objective will be to determine whether the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED, which we believe is the case. This study is a key component of the filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We believe that the acquisition of these FDA 510(k) cleared diagnostic products, a waiver and the distribution partnership we have with Versea will allow the business to grow at a rapid pace.

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

Business Model

Our eye business model utilizes a razor/razor blade model with the idea of placing as many readers into the field as possible and selling the disposable tests. It is anticipated that our gross profits will be generated from the manufacturing and sale of tests to our distribution partner who then resells the tests. Discounts will be offered to purchasing groups, corporate accounts, academic institutions engaged in research or training, and others as deemed appropriate. It is anticipated that the average price for the reader will be at our acquisition cost so we can get as many “razors” in the field, while pricing of consumable diagnostic kits will be at roughly half of the CMS published reimbursement floor rate.

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

On August 26, 2021, we signed an agreement to acquire two FDA-cleared 510(k)’s DED diagnostic testing technologies. The tests are part of a highly specialized point-of-care (POC) lab testing system explicitly designed to assist eye care physicians in detecting and quantifying various biomarkers associated with external ocular disorders. The tests are also approved for insurance and Medicare reimbursement. Both these tests are non-invasive, Rapid Lateral Flow Assays using tears.

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

On March 8, 2022 we announced that we had successfully developed what we believe to be the first-ever rapid quantitative tear test for MMP-9, an inflammatory biomarker for DED. Matrix metalloproteinase-9 (MMP-9) is an inflammatory biomarker consistently elevated in the tears of dry eye patients. The central role of inflammation in Ocular Surface Disease (OSD) is widely recognized, but the ability to measure this in the clinic has been limited to the Quidel InflammaDry test, which provides a positive/negative result. This “yes or no” report has clinical value, but it is limited. OSD occurs when there is damage to the front surface of the eyes, the cornea. OSD includes dry eye syndrome, but also refers to a number of other disorders that affect the surface of the eye and can cause significant issues with vision and quality of life.

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

Key Diagnostic Device Supply Agreement

In February of 2023, we entered into a key supply agreement for DED test strip readers which will be deployed for diagnostic testing, focusing on lactoferrin levels. The readers, a point of care medical device, will be supplied by Barcelona, Spain-based IUL SA (“IUL”). We will be utilizing state-of-the-art portable iPeak readers that were tested against other comparable products. These readers are designed to hold different cassette sizes and are equipped with connectivity and can read cassettes of up to five strips and seven lines per strip at a time. iPeak is equipped with “Flash Eye” technology based on the principles of machine vision illumination.

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

On October 4, 2022, the Company announced that it had received an initial order of 19,000 point-of-care (POC) diagnostic tests and 100 readers targeting ocular surface diseases through its exclusive global commercialization partner Verséa Ophthalmics, marking the Company’s first large-scale revenue generating order. To date we have delivered approximately 4000 tests.--

The order is part of the recently announced exclusive global commercialization agreement reached between Verséa and AXIM to support the commercial launch of sales at the 2022 American Academy of Ophthalmology (AAO) conference in Chicago. The order represents the largest revenue-generating event in the history of the Company. AXIM is completing the manufacturing and is preparing the order for shipment from its laboratory facilities in San Diego, California as per Verséa’s direction. The order includes both the tear-based tests for Lactoferrin and Immunoglobulin E (IgE) as well as 100 of the associated digital reader that allows for quantitative test results. The tests provide doctors with access to real-time quantitative results within 10 minutes, allowing them to more accurately diagnose and prescribe targeted therapy to patients, leading to overall improved personalized patient care. Both tests are FDA-cleared and have dedicated Medicare CPT codes that allow for rapid POC diagnosis of common ocular conditions such as dry eye disease (DED) and allergic conjunctivitis. On February 20, 2024 we announced that Verséa Ophthalmics placed an order for an additional 50 digital readers.

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

AXIM 2023: Goals and Targeting Positive Cash Flow

Our DED business strategy is starting to take off. Looking ahead we plan to:

●	Successfully complete our clinical trials to prove the accuracy and ease of use to achieve CLIA waivers.
●	Generate positive, peer reviewed reviews by eye care professionals as to the performance and ease of use.
●	Penetrate the ophthalmologist and optometrist marketplace through our partner with our industry-changing DED diagnostic technology.
●	Identify potential strategic acquisition targets to accelerate our DED diagnostic applications and capabilities expansion.
●	Grow our DED business to reach a positive cash flow run rate by the end of 2024 and build its profitability beyond.

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

On September 19, 2022, we signed an exclusive global commercial partnership agreement with Verséa Ophthalmics, LLC, a business division of Verséa Holdings, Inc. (“Verséa”), one of the fastest growing US healthcare companies, specialized in the sale and distribution of ocular diagnostics relating to Axim’s proprietary portfolio of point-of-care (POC) lab testing readers and three key biomarker diagnostic tests designed specifically to assist eye-care physicians in detecting and quantifying biomarkers associated with aqueous deficient Dry Eye Disease and non-specific allergic conjunctivitis.

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

In both interviews, Dr. Rob Sambursky emphasized the improved features of AXIM’s tests, noting that while osmolarity testing is currently taking place with ocular surface disease patients, the rapid new tear-based tests are complementary to those existing tests and enhance a clinician’s ability to manage treatment in a more personalized way.

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

On September 12, 2023 AXIM announced that it has successfully developed the world’s first rapid, point-of-care, non-invasive diagnostic assay for the detection of abnormal alpha-synuclein, a known biomarker for Parkinson’s Disease using tears and filed for a provisional patent application with the U.S. Patent and Trademark Office.

On December 20, 2023, AXIM announced that the Company had signed an agreement with contract manufacturer Auer Precision for the production of its two FDA-cleared diagnostic assays designed for point-of-care diagnosis of Dry Eye Disease (DED).  The partnership will enable scaling of production quantities of the assays to meet demand for the tests in a cost-effective way.

On February 20, 2024, AXIM announced that Verséa™ Ophthalmics, LLC, placed an order for an additional 50 IUL Lateral Flow Readers.

On March 27, 2024, AXIM released a video of an interview of CEO John Huemoeller II conducted by Tony Noto at the 2024 Benzinga Virtual Healthcare Summit.  Mr. Huemoeller shared insights into the Company’s work with its two FDA-cleared ophthalmological diagnostic assays being distributed to clinicians throughout the country as well as the launch of its Parkinson’s diagnostic program.

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

New Patent Allowances

AXIM was recently notified by the United States Patent & Trademark Office (USPTO) of three patent allowances. The first patent application relates to COVID and another for the neutralizing antibody (Nab) testing and treatment. The allowance confirms that AXIM was a pioneer in developing a rapid point of care Nab test and its novelty. Additionally, the company was notified by the USPTO of a second patent allowance for systems and methods for rapid diagnostic for various cancers. The invention relates to the discovery by AXIM scientists of a unique biomarker for cancer, QSOX1-L. A third patent allowance was received for a point-of-care apparatus and methods for detecting cancer that uniquely uses electrochemical or impedance spectroscopy (EIS).

These allowances have increased the depth of AXIM’S IP portfolio to include 10 patent applications, including the 3 above allowed patents, that cover AXIM’s innovative platforms and technologies. The Company sees a significant value in its IP portfolio whereas it may look to either further develop the covered technologies or license the IP to larger healthcare organizations, both creating significant upside value for the organization. These allowances further validate both the novelty and underlaying science of AXIM’s diagnostic technologies.

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

Tear Sample Collectors Systems and Methods. 1 Utility Patent Application

Tear fluid analysis contributes to the greater understanding of various ocular and systemic diseases and obtaining adequate samples for tear analysis requires effective collection methods. Most tear sample collectors on the market use capillary designs as tear sample collectors. These designs are intimidating to the patient when a sharp looking object is approaching the eye, are rather difficult to use by untrained personnel and are expensive to manufacture. Quidel InflammaDry is using a wick type tear sample collector that does not have any fill-up indicator and is rather intricate to produce on mass scale. Other prototype sample collectors employ Q-tip designs, filter paper strips (Schirmer’s test) are imprecise, some are difficult to produce en masse. The invention relates to a laminated and looped tear sample collector that addresses these and that is: 1) Cost-effective to produce on mass scale 2) Features a fill-up indicator (in case of laminated version) 3) Easy to use 4) Soft and non-intimidating to user and patient.

PARKINSON’S DISEASE. 1 Provisional Patent Application

The invention relates to a point-of-care, non-invasive diagnostic assay for the detection of abnormal alpha-synuclein, a known biomarker for Parkinson’s Disease (PD).  Evidence has shown that α-synuclein assays have the potential to differentiate people with PD from healthy controls, enabling the potential for early identification of at-risk groups. These findings suggest a crucial role for α-synuclein in therapeutic development, both in identifying pathologically defined subgroups of people with Parkinson's disease and establishing biomarker-defined at-risk cohorts.

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

DIAGNOSTIC METHODS AND TOOLS

Molecules and Related Assays, Test Kits and Methods. 1 Utility Patent Application, 1 Provisional Patent Application.

The invention relates to the use of various recombinant proteins, test kits, test kit components and methods for detecting and measuring “binding antibodies” (for example, non-neutralizing antibodies) as well as “functional antibodies” (for example, neutralizing) in a single test and at the same time. Such test kit and method can advantageously improve the diagnosis and therapy of various diseases.

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

Employees

As of March 31, 2024, we had six full-time employees and one part-time employee. We also allow and utilize the services of independent contractors. Management believes that we have a good relationship with our employees.

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

(a) For five senior secured convertible notes, as amended, issued by the Company to TL-66, aggregate face value of $934,478 (the “Secured Notes”), which are currently in default, TL-66 agreed to waive and forfeit all interest accrued on the Secured Notes through December 31, 2023, in the aggregate amount of $216,572. In addition, all prior defaults on the Secured Notes were waived through January 23, 2023, and the next interest payments due on each of the Secured Notes was extended from April 1, 2023, to July 1, 2023. All of the Secured Notes pays semi-annual interest at the rate of 3.5% per annum on each October and April 1st until maturity of October 1, 2029. In addition, the conversion price for each of the Secured Notes was reduced from $0.2201 to $0.04.

(b) For a convertible note issued by the Company to TL-66, face value $365,931 (the “TL-66 Note”), TL-66 agreed to waive and forfeit all interest accrued on the Convertible Notes through January 27, 2023, in the aggregate amount of $11,190.96 and to waive all prior defaults on the TL-66 Note through January 23, 2023.The TL-66 Note pays annual interest at the rate of 3.0% per annum on each January 27 until maturity on January 27, 2032 and is convertible into the Company's common stock at a conversion price of $0.10.

(c) For a convertible note issued by the Company's wholly-owned subsidiary, Sapphire Biotech, Inc, to TL-66, face value $190,000 (the “Sapphire Note”), TL-66 agreed to waive and forfeit all interest accrued on the Sapphire Note through December 31, 2023, in the amount of $17,115.84 and to waive all prior defaults on the Sapphire Note through January 23, 2023. The Sapphire Note pays annual interest each December 31st at the rate of 3.0% per annum until maturity on December 31, 2034 and is convertible into the Company's common stock at a conversion price of $0.03166667. In addition, TL-66 has the right to require the Company to assume the Sapphire Note at any time upon demand.

II. John W. Huemoeller II Settlement Agreement

On January 23, 2023, the Company entered into a “Settlement Agreement” with its Chief Executive Officer, John W. Huemoeller II (the “Executive”) regarding $512,500 of accrued and unpaid salary owed to the Executive through December 31, 2023 (the “Amount Due”).

(a) $250,000 of the Amount Due will be paid by issuing to Executive a convertible note, face value $250,000 (the “Executive Note”). The Executive Note is unsecured, shall pay interest annually at the rate of 4% per annum with the first interest payment beginning on January 1, 2024, and each January 1st thereafter until maturity on January 1, 2033, and shall have a conversion price of $0.01.

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

On March 15, 2024 A second note  for $250,000 of the Amount Due will be paid by issuing to Executive a convertible note, face value $250,000 (the “Executive Note”). The Executive Note is unsecured shall accrue interest annually at the rate of 4.25% per annum until  March 1, 2034 at which time all interest and principal will be due and payable, and shall have a conversion price of $0.02.

 III. MMI Convertible Note Modification and Default Waiver Agreement

On January 23, 2023, the Company and Medical Marijuana, Inc (“MMI”) entered into a Convertible Note Modification and Default Waiver Agreement (“MMI Modification Agreement”) in order to modify and cure the default of a convertible note, as amended, face value $4 million, issued by the Company to MMI (the “MMI Convertible Note”) as set forth below.

(a) MMI agreed to waive and forfeit all interest accrued on the MMI Convertible Note through December 31, 2023, in the amount of $261,536.96, and to waive all prior defaults through January 23, 2023. The MMI Convertible Note was further modified so that interest shall accrue at the original rate of 3.5% per annum through June 30, 2023, and payable on that date. Thereafter interest will be payable on a monthly basis beginning on August 1, 2023. In addition, the conversion price for the MMI Convertible Note was reduced from $0.25 to $0.075.

On January 23, 2023, the Company issued a $250,000 unsecured convertible note as more fully described in Item 1.01 II. (a) above, which is incorporated by reference.

On May 23, 2023, our Chief Executive Officer appointed Kurt Phinney as the Company’s Chief Operating Officer.

Mr. Phinney’s experience includes serving as the Quality and Regulatory Manager of Great Lakes Cheese; Sr. Director of Operations for Rapid Pathogen Screening; and R&D Scientist & Manufacturing Manager for Immunetics, Inc. Mr. Phinney received multiple honors and medals serving as a Corpsman in the United States Coast Guard (1989-1995); Principal Consultant for ICA Biotechnology, VP of Operations for Lumos Diagnostics from (2018–2022), VP of Operations for Versea Health (2022-2023) and Principal Consultant for Accalle Group (2022-Present).  In addition, Mr. Phinney holds USPTO Patent 20050277185: Chemistry, Molecular Biology, and Microbiology Binding Assay Device and has presented Modification of a Commercial HIV-1 Enzyme Immunoassay for Identification of Recent HIV-1 Infection, at the annual Conference of Retrovirus and Opportunistic Infections.

Mr. Phinney will serve for a minimum of six months and, pursuant to a Consulting Agreement with the Company, will be compensated with an option to purchase up to 2,000,000 shares of the Company’s common stock registered on Form S-8 (the “Option Shares”) vesting at a rate 1/6 of the Option Shares every 30 days.

On May 23, 2023, AXIM Biotechnologies, Inc. (the “Company”) issued five (5) convertible promissory notes in the aggregate principal amount of $575,000 (the “Convertible Notes”) to certain investors. Four (4) of the Convertibles Notes, for a combined principal amount of $325,000, were issued in exchange for cash of $325,000.  One (1) of the Convertible Note, in the principal amount of $250,000, was issued as repayment of five cash advances made to the Company, for a total of $250,000, during the period between January 12, 2023, and April 11, 2023. Each of the Convertibles Notes has the same terms as follows: (a) unsecured; (b) interest rate of 3.75% per annum, payable annually beginning on May 23, 2024; (c) maturity date of May 23, 2033, (d) the Company may not prepay the Convertible Notes, either in whole or in part, without the express written consent of holder; They are  convertible at any time, in whole or in part (subject to a 4.9% beneficial ownership blocker), at the option of the holder, into shares of Company common stock at a conversion price that is equal to the lesser of $0.01 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten (10) trading days prior to any particular conversion; and (f) if an Event of Default (as defined in the Convertibles Notes) occurs, the holder thereof may declare the entire balance of the note, including all accrued interest immediately due.

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

Effective December 26, 2023, AXIM Biotechnologies, Inc. (the “Company”) entered into a Convertible Note Purchase Agreement (the “Agreement”) with Medical Marijuana, Inc (“MJNA”), currently an affiliate of the Company and one of its largest shareholders, for the purchase of up to $750,000 face value in convertible notes.  Also, effective December 26, 2023, MJNA purchased its first convertible note,  face value of $100,000, under the terms of the Agreement (the “Initial Note”).On March 28, 2024 MJNA, MJNA purchased its second convertible note,  face value of $100,000, under the terms of the Agreement (the “Initial Note”).

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

During the next three months, we anticipate incurring costs related to:

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $4,706,095 has an accumulated deficit of $72,477,157, has cash used in operating activities of $1,067,061 and presently does not have the resources to accomplish its objectives during the next three months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	$ Change	%Change
Revenues	52,979	7,397	45,582	>	100%
Cost of Goods Sold
Operating Expenses	457,342	718,031	(260,689)	>	37%
Loss from Operations	(404,363)	(710,634)	(306,271)	>	43%
Other expenses (income)	(112,064)	2,051,994	(2,164,058)	>	100%
Net loss	(292,299)	(2,762,628)	(2,470,329)	>	100%

Revenue

Revenues from continuing operations recognized for the three months ended March 31, 2024 and 2023 amounted to $52,979 and $7,397, respectively.

Cost of Revenue from continuing operations recognized for three months ended March, 2024 and 2023 amounted to $0 and $0, respectively. The lack of COGS is due to packaging and other miscellaneous costs being previously expensed customers in 2024 and 2023.

Operating Expenses

Research and Development Expenses

For the three months ended March 31, 2024 and 2023 the Company incurred research and development expenses of $15,495 and $20,336 from continuing operations, respectively.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three months ending March 31, 2024 and 2023 were $333,840 and $590,940, respectively. The decrease is primarily due to services in legal, consulting and accounting, advertising and increase in salaries because of the ramping up of activity due to acquisition of Sapphire Biotech on March 2020, and the acquisition of assets from Advanced Tear Diagnostics and a current lack of operating capital.

Depreciation Expenses

For the three months ending March 31, 2024 our depreciation expenses were $9,396 as compared to $8,143 for the three months ended March 31, 2023. The increase is primarily due to the no purchase of purchase of fixed assets in current period.

Amortization Expenses

For the three months ended March 31, 2024 our amortization expenses were $98,612 as compared to $98,612 for the three months ended March 31, 2023. due to recognizing the intangible assets as a result of the acquisition of Sapphire Biotech and patents and 510(K) license from advanced Tear Diagnostics, LLC in 2021.

Other Income and Expenses

Our interest expenses for the three months ended March 31, 2024 and 2023 were $163,597 and $57,839, respectively, variance was due to non-cash interest expenses. Gain on extinguishment of debt for the three months ended March 31, 2024 and 2023 were $(6,400) and $172,731, respectively, variance was result of debt exchange. Amortization of debt discount was $60,084 and $35,172 respectively. Loss from derivative liability insufficient shares was -0- for the period ending March 31, 2024 as opposed to 2,033,074 for the period ending March 31, 2023. The variances were due to Debt modification agreements.

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities was $1,067,061, respectively, for the three months ended March 31, 2024, as compared to net cash used of $141,959 for the three months ended March 31, 2023. The cash used in operating activities is primarily attributable to our net loss from operations of $292,299 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the three months ended March 31, 2024, stock-based compensation was $9,613, amortization of debt discount was $60,084, common stock issued for service was $0, amortization of intangible was $98,612, Loss on extinguishment of debt was $6,400, non-cash interest expense was $98,857 and this was offset by change in fair value if derivative liability of $334,345. For the three months ended March 31, 2023, these non-cash expenses were stock-based compensation of $103,822 and amortization of $35,172. For the three months ended March 31, 2024 and 2023 the Company recorded increase (decrease) to accounts payable and accrued expenses of $(1,069,580) and $219,651, respectively, of operating activities.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended March 31, 2024 was $2,839 compared to $0 for the same period in 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months period ended March 31, 2024, was $1,010,154, and $148,219 for the same period in 2023. The Company has successfully raised significant capital in exchange for its common stock for the three months ended March 31, 2024 and 2023.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·

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

Attestation Report of the Registered Public Accounting Firm

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2024, and March 31, the Company issued total 20,000,000 shares valued $380,000 that were not registered under the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On July 14, 2022, the company entered into an equity purchase agreement with Cross & Co (Cross)Subject to the terms and conditions of the Equity Purchase Agreement, Cross has the right to “put,” or sell, up to $30,000,000 worth of shares of our common stock to Cross. Unless terminated earlier, Cross’ purchase commitment will automatically terminate on the earlier of the date on which Cross shall have purchased an aggregate of $30,000,000 shares of common stock under the Equity Purchase Agreement or July 14, 2025 We have no obligation to sell any shares of common stock under the Equity Purchase Agreement. This arrangement is also sometimes referred to herein as the “Equity Line.”

As provided in the Equity Purchase Agreement, we may require Cross to purchase shares of our common stock from time to time by delivering a put notice to Cross specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each put notice. We may determine the Investment Amount, provided that such amount may not be more than 500% of the average daily trading volume in dollar amount for our common stock during the 5 trading days preceding the date on which we deliver the applicable put notice, unless waived by Cross in its sole discretion. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. Cross will have no obligation to purchase shares under the Equity Line to the extent that such purchase would cause Cross to own more than 4.99% of our issued and outstanding shares of common stock.

For each share of the our common stock purchased under the Equity Line, Cross will pay a purchase price equal to 87.5% of the “Market Price,” which is defined as the lowest closing traded price on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive trading days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the “Put Date,” or the date that a put notice is delivered to Cross (the “Pricing Period”). On the settlement date, Cross will purchase the applicable number of shares, subject to satisfaction of customary closing conditions, including, without limitation, a requirement that a registration statement remain effective registering the resale by Cross of the shares to be issued under the Equity Line. The Equity Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months March 31, 2024 and 2023(unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: May 20, 2024	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: May 20, 2024	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

