Form 10-Q/A
period 2024-03-31
AXIM BIOTECHNOLOGIES, INC.
filed 2024-05-22
CIK 1514946

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March 31, 2024, is to revise non-material typographical errors which occurred during the Edgarization process. The revisions are not material in nature, however this Amendment #1 corrects those issues.  No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$96,711	$156,457
Total current assets	96,711	156,457

Property and equipment, net of accumulated depreciation	127,510	134,067
Other Assets:
Intangible Asset 510k License and Patents-Eye Care Division, net	3,496,369	3,594,981
Security deposit	9,014	9,014
Operating lease right-of-use asset	205,012	227,029
Total other assets	3,710,395	3,831,024

TOTAL ASSETS	$3,934,616	$4,121,548

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,624,946	$2,781,068
Lease liability obligations (see Note 13) current portion	91,306	94,829
	-	-
Due to related parties	11,000	21,500
Advances from shareholders	338,170	295,170

Deferred Revenue	250,148	303,127
Derivative Liability Conversion feature	2,487,235	2,482,723
Total current liabilities	4,802,805	5,978,417

Long-term liabilities:
Convertible note payable (including accrued interest of $97,792 and $76,163 respectively) net of unamortized debt discount of $1,168,296 and $1,209,806, respectively(see note 8)	1,500,335	1,408,766
Convertible note payable - related parties (including accrued interest of $203,202 and $160,091, respectively)(Net of unamortized debt discount of $852,548 and $631,123, respectively See note 8)	4,961,779	4,253,968
Lease liability obligations (see Note 13)	118,031	137,044
Total long-term liabilities	6,580,145	5,799,778
TOTAL LIABILITIES	11,382,950	11,778,195

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 278,429,403 and 245,929,403 shares issued and outstanding, respectively	27,843	24,593

Stock subscription receivable	(19,543)	(24475)
Additional paid in capital	65,005,073	64,528,043
Common stock to be issued	15,400	0
Accumulated deficit	(72,477,157)	(72,184,858)
TOTAL STOCKHOLDERS' DEFICIT	(7,448,334)	(7,656,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,934,616	$4,121,548

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Revenues	$52,979	$7,397

Operating Expenses:
Research and development expenses	15,495	20,336
Selling, general and administrative	331,040	590,940
Depreciation and amortization	108,007	106,755
Total operating expenses	454,542	718,031

Loss from operations	(401,563)	(710,634)

Other (income) expenses:
Miscellaneous income	(5,000)
Derivative Liability insufficient shares	-	2,033,074
(Gain) loss on change in value of derivative liability	(334,345)	98,640
Loss on extinguishment/conversion of debt	6,400	(172,731)
Amortization of note discount	60,084	35,172
Interest expense	163,597	57,839
Total other expenses	(109,264)	2,051,994

Loss before provision of income tax	(292,299)	(2,762,628)
Provision for income tax	-	-

Loss from operations	(292,299)	(2,762,628)

NET INCOME (LOSS)	$(292,299)	$(2,762,628)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(292,299)	$(2,762,628)
Earnings per share
Basic	$(0.001)	$(0.013)
Diluted	$(0.001)	$(0.013)

Weighted average common shares outstanding - basic and diluted	261,396,070	214,494,489

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Series A Convertible		Series B Convertible		Series C Convertible		Common	Additional	Stock
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to	Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	be Issued	Capital	Receivable	Deficit	Total
	#	$	#	$	#	$	#	$	#	$	$	$		$	$

Balance December 31, 2022	192,441,917	19,245							500,000	50	135,000	59,191,469	(46,000)	(64,125,176)	(4,825,412)

common stock issued under s-1	8,000,000	800										169,200	5,000		175,000
common stock issued against common stock to be issued	1,000,000	100									(135,000)	134,900			-
Common stock issued on conversion of debt	22,207,486	2,220										686,212			688,432
Debt Discount modifications issuance of notes												459,522			459,522
Stock based compensation - stock options												103,822			103,822

															-
Net Loss														(2,762,628)	(2,762,628)

Balance March 31, 2023 (unaudited)	223,649,403	22,365							500,000	50	-	60,745,125	5,000	(66,887,804)	(6,161,264)

Balance December 31, 2023	245,929,403	24,593							500,000	50		64,528,043	(24,475)	(72,184,858)	(7,656,647)

Stock issued in settlement of claim	20,000,000	2,000										378,000			380,000
Common stock issued under S-1	12,500,000	1,250										89,417	4,932		95,599
Stock based compensation- stock options												9,613			9,613
Common stock to be issued pursuant to stock puchase agreement											15,400				15,400
Net Loss														(292,299)	(292,299)

Balance March 31, 2024 (unaudited)	278,429,403	27,843	-	-	-	-	-	-	500,000	50	15,400	65,005,073	(19,543)	(72,477,157)	(7,448,334)

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.

Unaudited Consolidated Statements of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net Loss	(292,299)	(2,762,628)
Depreciation and amortization	108,007	106,755
Derivative Liability insufficient Shares		2,033,074
Stock based compensation	9,613	103,822
Amortization of prepaid expenses		42,858
Amortization of debt discount	60,084	35,172
Amortization of deferred rent	(519)
Common Stock issued for services/equipment
Non Cash Loss (gain) on extinguishment of debt	6,400	(172,731)
Loss on conversion of convertible debt
Decrease in other assets		10,825
Non cash interest expense	98,857
Change in fair value of derivative	(334,345)	98,640
Amortization Of Debt Issuance Cost
Loss on settlement of litigation
Changes in operating assets & liabilities:
Decrease in due to related parties	(10,500)
Increase (decrease) in other assets
Increase in shareholder advances	43,000	150,000
Increase in due to first insurance funding
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable and accrued expenses	112,175	219,651
Decrease in deferred revenue	(52,979)	(7,397)

Net cash provided by (used in) operating activities	(252,506)	(141,959)
CASH FLOW FROM INVESTING ACTIVITIES:

Increase in property and equipment	(2,839)
Net cash provided by (used in) investing activities	(2,839)	0
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from convertible note	100,000
Common stock issued under registration statement on Form S-1	95,599	175,000
Repayment of convertible notes
Common stock issued under share purchase agreement
Repayment of first insurance funding		(26,781)
Net cash provided by (used in) financing activities	195,599	148,219
Net increase (decrease) in cash and cash equivalents	(59,746)	6,260
Cash and cash equivalents at beginning of year	156,457	47,282
Cash and cash equivalents at end of year	$96,711	53,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$	$135,000
Initial derivative liability at issuance of notes	$338,857	$
Common stock issued against CS subscription	$4,932	$40,000
Common Stock to be issued against settlement of debt	$15,400	$
Convertible note converted to common stock	$	$688,432
Initial debt discount on extinguishment of notes	$	$209,522
Convertible debt issued against settlement of liabilities	$1,194,555	$250,000
Initial debt discount at issuance of notes	$240,000	$250,000

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

NOTE 4: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $4,706,095 and has an accumulated deficit of $72,477,157, has cash used in operating activities of operations $252,506. During the three months ended March 31, 2024 and 2023, the Company raised additional capital of $95,599 and $175,000 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets such as in-process research and development (IPRD), we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. There are no Indefinite-Lived Intangible Assets balance as of March 31, 2024 and December 31, 2023 respectively.

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

As at March 31, 2024 and December 31, 2023, none of the Company’s long-lived assets were deemed impaired.

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

No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the three months ended March 31, 2024 and March 31, 2023 .

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

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2024 and 2023 as the inclusion of 24,118,329 in stock options, 2,469,247 in warrants, and 343,290,099 in convertible notes, and convertible preferred stock of 500,000 would be anti-dilutive.

There were common share equivalents 370,377,675 at March 31, 2024 and 185,766,420 at March 31, 2023. For the three months ended March 31, 2024 and 2023 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

NOTE 6: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of March 31, 2024 and December 31, 2023 respectively, the principal and accrued interest balances were $380,832 and $378,067 respectively. The note was refinanced January 27, 2022. With an effective date of April 01, 2022 the Note is convertible into Axim common shares at a strike price of $0.1075 per share. The interest rate is 3% compounded monthly. The note is due January 27, 2032. This note now shows as a long term convertible note payable (see Note 9).

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

NOTE 8: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related parties as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Convertible notes Payable MMI due on December 26, 2033 and March 28,2034 interest at 5.25% p.a. (7)	200,000	100,000
Convertible Note Payable John Huemoeller due on January 23, 2033 interest at 4.0% p.a. (6)	250,000	250,000
Convertible Note Payable John Huemoeller due on March 1, 2034 interest at 4.25% p.a. (6)	250,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	375,000	375,000
Convertible notes payable due to Board of directors due on March 15, 2034 interest at 4.25% p.a. see 9 below	140,000
Convertible note Payable CFO see 9 below	53,500
Convertible notes due to employees due on March 1, 2034 interest at 4.25 % p.a. see 9 below	342,625
Accrued Interest	203,202	160,091
Total	$5,814,327	$4,885,091
Less: unamortized debt discount/finance premium costs	852,548	631,123
Convertible notes payable related parties, net	4,961,779	4,253,968

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

The following table summarizes convertible note payable as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (1)	$484,478	$484,478
Convertible Note Payable, due on January 27,2032 interest at 3% p.a. (4)	367,931	367,931
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (2)	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	425,000	1,150,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a. (3)	190,000	190,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a. see 8 below	250,000	250,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a. see 8 below	325,000	325,000
Convertible note payable due March 1, 2034 interest at 4.25% p.a. see 9 below	28,430
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	97,792	76,163
Total	2,668,631	2,618,572
Less: unamortized debt discount/finance premium costs	(1,168,296)	(1,209,806)
Convertible note payable, net	$1,500,335	$1,383,416

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

The note to John Huemoeller was accounted for as disclosed above.

As of March 31, 2024 and December 31, 2023 the balance due on the note was $593,417 and $588,026 including accrued interest of $18,417 and $13,026 respectively.

NOTE 9: DERIVATIVE LIABILITIES

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

NOTE 9: DERIVATIVE LIABILITIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2024 and 2023:

Balance, December 31, 2023	$2,482,723
Issuance of convertible note payable	338,857
Issuance of shares in exchange for convertible note payable
Mark to market	(334,345)
Balance, March 31, 2024	$2,487,235

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

NOTE 11: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of March 31, 2024 and December 31, 2023 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of March 31, 2024 and December 31, 2023.

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

NOTE 12: STOCK OPTIONS AND WARRANTS

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years.

The stock option activity for the three months ended March 31, 2024 and December 31, 2023 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2022	21,860,715	$0.13
Granted	3000000	0.02
Exercised

Expired or canceled	(742,386)	0.057
Outstanding at December 31, 2023	24,118,329	$0.013
Granted
Exercised
Expired or Cancelled
Outstanding March 31, 2024	24,118,329	$0.013

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2024 and December 31, 2023:

As of March 31, 2024

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	24,118,329	7.75	$0.013	23,898,740	$0.013

As of December 31, 2023

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	24,118,329	8.0	$0.013	22,313,683	$0.013

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

NOTE 12: STOCK OPTIONS AND WARRANTS (CONTINUED)

For the three months ended March 31, 2024 and March 31, 2023 stock-based compensation expense related to vested options was $9,613 and $103,822 respectively.

Warrants

The following table summarizes warrant activity during the three months ended March 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	3,025,000	$0.71
Granted	519,247	0.31
Exercised
Outstanding at December 31, 2023	3,544,247	$0.65
Forfeited/Cancelled	(1,075,000)
Outstanding at March 31, 2024	2,469,247	$0.65

All outstanding warrants are exercisable at March 31, 2024 and there was no unrecognized stock-based compensation expense related to warrants.

NOTE 13: COMMITMENT AND CONTINGENCIES

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

NOTE 13: COMMITMENT AND CONTINGENCIES (CONTINUED)

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

NOTE 13: COMMITMENT AND CONTINGENCIES (CONTINUED)

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2026. Below is a summary of our right of use assets and liabilities as of March 31, 2024.

Right-of-use assets	$205,012

Lease liability obligations, current	$91,306
Lease liability obligations, noncurrent	118,031
Total lease liability obligations	$209,337

Weighted-average remaining lease term	2.17 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the three months ended March 31, 2024 and March 31, 2023:

	March 31,		March 31,
	2024		2023
Operating lease expense	$28,869	*	$19,104
Short-term lease expense	-		11,637
Total lease expense	$28,869		$30,741

*We recorded $28,869 of operating lease expense this includes $4,827 of maintenance charges.

Approximate future minimum lease payments for our lease liability over the remaining lease periods as of March 31, 2024, are as follows:

2024	$74,694
2025	102,684
2026	43,686

Total minimum payments	221,064
Add: deferred rent	4,327
Less: amount representing interest	(16,054)
Total	$209,337

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

NOTE 14: SUBSEQUENT EVENTS

The company issued 6,000,000 shares in settlement of a liability.

On May 17, 2024 the company received $50,000 from MMI in exchange for a note.

During April and May 2024 the company received $75,000 in additional advance from shareholder bring the total to $403,170.

The company received $18,543 against stock subscriptions receivable.

In April and May 2024, the company issued an additional 6 million shares of its common stock under its S-1 in exchange for $49,582.

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

(b) For a convertible note issued by the Company to TL-66, face value $365,931 (the “TL-66 Note”), TL-66 agreed to waive and forfeit all interest accrued on the Convertible Notes through January 27, 2023, in the aggregate amount of $11,190.96 and to waive all prior defaults on the TL-66 Note through January 23, 2023. The TL-66 Note pays annual interest at the rate of 3.0% per annum on each January 27 until maturity on January 27, 2032 and is convertible into the Company's common stock at a conversion price of $0.10.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $4,706,095 has an accumulated deficit of $72,477,157, has cash used in operating activities of $252,506 and presently does not have the resources to accomplish its objectives during the next three months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	$ Change	%Change
Revenues	52,979	7,397	45,582	>	100%
Cost of Goods Sold
Operating Expenses	454,542	718,031	(263,489)	>	37%
Loss from Operations	(401,563)	(710,634)	(309,071)	>	43%
Other expenses (income)	(109,264)	2,051,994	(2,161,258)	>	100%
Net loss	(292,299)	(2,762,628)	(2,470,329)	>	100%

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

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three months ending March 31, 2024 and 2023 were $331,040 and $590,940, respectively. The decrease is primarily due to services in legal, consulting and accounting, advertising and increase in salaries because of the ramping up of activity due to acquisition of Sapphire Biotech on March 2020, and the acquisition of assets from Advanced Tear Diagnostics and a current lack of operating capital.

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

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities was $252,506, respectively, for the three months ended March 31, 2024, as compared to net cash used of $141,959 for the three months ended March 31, 2023. The cash used in operating activities is primarily attributable to our net loss from operations of $292,299 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the three months ended March 31, 2024, stock-based compensation was $9,613, amortization of debt discount was $60,084, common stock issued for service was $0, amortization of intangible was $98,612, Loss on extinguishment of debt was $6,400, non-cash interest expense was $98,857 and this was offset by change in fair value if derivative liability of $334,345. For the three months ended March 31, 2023, these non-cash expenses were stock-based compensation of $103,822 and amortization of $35,172. For the three months ended March 31, 2024 and 2023 the Company recorded increase (decrease) to accounts payable and accrued expenses of $112,175 and $219,651, respectively, of operating activities.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended March 31, 2024 was $2,839 compared to $0 for the same period in 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months period ended March 31, 2024, was $195,599, and $148,219 for the same period in 2023. The Company has successfully raised significant capital in exchange for its common stock for the three months ended March 31, 2024 and 2023.

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

