Form 10-Q
period 2024-06-30
AXIM BIOTECHNOLOGIES, INC.
filed 2024-08-19
CIK 1514946

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 301,958,824 of common stock, par value $0.0001 per share, outstanding as of August 16, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AXIM BIOTECHNOLOGIES, INC.

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED COSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$6,044	$156,457
Supplies	14,199	-
Total current assets	20,243	156,457

Property and equipment, net of accumulated depreciation	117,993	134,067
Other Assets:
Intangible Asset 510k License and Patents-Eye Care Division, net	3,397,759	3,594,981
Security deposit	9,014	9,014
Operating lease right-of-use asset	182,686	227,029
Total other assets	3,589,459	3,831,024

TOTAL ASSETS	$3,727,695	$4,121,548

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,673,957	$2,781,068
Lease liability obligations (see Note 13) current portion	92,645	94,829
	-	-
Due to related parties	11,705	21,500
Advances from shareholders	445,420	295,170

Deferred Revenue	232,669	303,127
Derivative Liability Conversion feature	4,115,975	2,482,723
Total current liabilities	6,572,371	5,978,417

Long-term liabilities:
Convertible note payable (including accrued interest of $119,668 and $76,163 respectively) net of unamortized debt discount of $1,132,342 and $1,209,806, respectively(see note 8)	1,558,166	1,408,766
Convertible note payable - related parties (including accrued interest of $254,865 and $160,091, respectively)(Net of unamortized debt discount of $927,889 and $631,123, respectively See note 8)	5,038,101	4,253,968
Lease liability obligations (see Note 13)	93,847	137,044
Total long-term liabilities	6,690,114	5,799,778
TOTAL LIABILITIES	13,262,485	11,778,195

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 shares designated

Series B Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued, 0 and 0 outstanding, respectively	-	-
Series C Convertible Preferred Stock, $0.0001 par value 500,000 shares designated, 500,000 and 500,000 shares issued and outstanding, respectively	50	50

Common stock, $0.0001 par value, 1,000,000,000 shares authorized	29,446	24,593
294,458,824 and 245,929,403 shares issued and outstanding respectively
Stock subscription receivable	(1,000)	(24,475)
Additional paid in capital	65,183,686	64,528,043
Accumulated deficit	(74,746,972)	(72,184,858)
TOTAL STOCKHOLDERS' DEFICIT	(9,534,790)	(7,656,647)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,727,695	$4,121,548

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$17,479	$9,929	$70,458	$17,078
Cost of Goods Sold	1,744	-	1,744	-
Gross Profit	15,735	9,929	68,714	17,078
Operating Expenses:
Research and development expenses	4,063	34,074	19,349	54,409
Selling, general and administrative	472,984	566,829	804,235	1,157,524
Depreciation and amortization	108,129	106,755	216,136	213,509
Total operating expenses	585,176	707,658	1,039,720	1,425,442

Loss from operations	(569,441)	(697,729)	(971,006)	(1,408,364)

Other (income) expenses:
Miscellaneous income	-	-	(5,000)	-
Derivative Liability insufficient shares	-	1,637,705	-	3,670,779
(Gain ) loss on change in value of derivative liability	1,424,228	594,876	1,089,883	693,515
Loss on extinguishment/conversion of debt	37,288	-	43,688	(172,731)
Amortization of note discount	60,614	41,480	120,697	76,652
Interest expense	178,244	751,505	341,840	809,344
Total other expenses	1,700,374	3,025,566	1,591,108	5,077,559

Loss before provision of income tax	(2,269,815)	(3,723,295)	(2,562,114)	(6,485,923)
Provision for income tax	-	-	-	-

Loss from operations	(2,269,815)	(3,723,295)	(2,562,114)	(6,485,923)

NET INCOME (LOSS)	$(2,269,815)	$(3,723,295)	$(2,562,114)	$(6,485,923)

NET LOSS	$(2,269,815)	$(3,723,295)	$(2,562,114)	$(6,485,923)
Earnings per share
Basic	$(0.010)	$(0.020)	$(0.010)	$(0.030)
Diluted	$(0.010)	$(0.020)	$(0.010)	$(0.030)

Weighted average common shares outstanding - basic and diluted	288,913,074	226,264,788	275,069,590	220,412,153

See accompanying notes to these consolidated financial statements

AXIM BIOTECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock to be	Additional Paid In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Receivable	Deficit	Total
	#	$	#	$	#	$	#	$	#	$	$	$		$	$

Balance December 31, 2022	192,441,917	19,245							500,000	50	135,000	59,191,469	(46,000)	(64,125,176)	(4,825,412)

common stock issued under s-1	8,000,000	800										169,200	5,000		175,000
common stock issued against common stock to be issued	1,000,000	100									(135,000)	134,900			-
Common stock issued on conversion of debt	22,207,486	2,220										686,212			688,432
Debt Discount modifications issuance of notes												459,522			459,522
Stock based compensation - stock options												103,822			103,822

															-
Net Loss														(2,762,628)	(2,762,628)

Balance March 31, 2023	223,649,403	22,365							500,000	50	-	60,745,125	(41,000)	(66,887,804)	(6,161,264)
common stock issued under s-1	4,000,000	400										72,150	40,000		112,550
															-
Stock based compensation - stock options												21,404			21,404
															-
Net Loss														(3,723,295)	(3,723,295)

Balance June 30, 2023	227,649,403	22,765							500,000	50	-	60,838,679	(1,000)	(70,611,099)	(9,750,605)

Balance December 31, 2023	245,929,403	24,593							500,000	50		64,528,043	(24,475)	(72,184,858)	(7,656,647)

Stock issued in settlement of claim	20,000,000	2,000										378,000			380,000
Common stock issued under S-1	12,500,000	1,250										89,417	4,932		95,599
Stock based compensation- stock options												9,613			9,613
Common stock to be issued pursuant to stock purchase agreement											15,400				15,400
Net Loss														(292,299)	(292,299)

Balance March 31, 2024 (unaudited)	278,429,403	27,843	-	-	-	-	-	-	500,000	50	15,400	65,005,073	(19,543)	(72,477,157)	(7,448,334)

Stock issued in settlement of debt	6,000,000	600										95,400			96,000
Common stock issued under S-1	9,000,000	900										51,432	18,543		70,875
Stock based compensation- stock options												9,613			9,613
Common stock to be issued against common stock to be issued	1100000	110									15,400	15,290			-
Common stock issued for services	429,424	43										6,828			6,871
Echo connection shares cancelled	-500003	-50										50			-
Net Loss														(2,269,815)	(2,269,815)

Balance June 30, 2024 (unaudited)	294,458,824	29,446	-	-	-	-	-	-	500,000	50	-	65,183,686	(1,000)	(74,746,972)	(9,534,790)

The accompanying notes are an integral part of these consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.
UNADITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net Loss	(2,562,114)	(6,485,923)
Depreciation and amortization	216,136	213,510
Derivative Liability insufficient Shares	-	3,670,779
Stock based compensation	19,226	125,226
Amortization of prepaid expenses	-	42,858
Amortization of debt discount	120,697	76,652
Amortization of deferred rent	(1,038)	-
increase in supplies on hand	(14,199)	-
Non Cash Loss (gain) on extinguishment of debt	43,688	(172,731)

Non cash interest expense	203,429	690,000
Change in fair value of derivative	1,089,883	693,515
Changes in operating assets & liabilities:
decrease in other assets		6,811
Decrease in due to related parties	(9,795)	-
Increase (decrease) in other assets
Increase in shareholder advances	150,250	17,450
Increase (decrease) in accounts payable and accrued expenses	300,247	351,176
Decrease in deferred revenue	(70,458)	(14,876)

Net cash provided by (used in) operating activities	(514,048)	(785,553)
CASH FLOW FROM INVESTING ACTIVITIES:

Increase in property and equipment	(2,839)	-
Net cash provided by (used in) investing activities	(2,839)	-
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from convertible note	200,000	575,000
Common stock issued under registration statement on Form S-1	166,474	287,550
Repayment of convertible notes
Common stock to be issued in settlement of a liability
Common stock issued under share purchase agreement
Repayment of first insurance funding	-	(26,781)
Net cash provided by (used in) financing activities	366,474	835,769
Net increase (decrease) in cash and cash equivalents	(150,413)	50,216
Cash and cash equivalents at beginning of year	156,457	47,282
Cash and cash equivalents at end of year	$6,044	97,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$-	-
Income taxes - net of tax refund	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued against common stock to be issued	$15,400	$135,000
Initial derivative liability at issuance of notes	$543,369	$1,265,000
Common stock issued against CS subscription	$23,475	$40,000
Common Stock to be issued against settlement of debt	$15,400	$-
Convertible note converted to common stock	$-	$688,432
Initial debt discount on extinguishment of notes	$-	$209,522
Convertible debt issued against settlement of liabilities	$1,194,555	$250,000
Initial debt discount at issuance of notes	$340,000	$825,000

The accompanying notes are an integral part of these consolidated financial statements.

AXIM BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Together, the Patents and the 510(K) Licenses constitute the acquired technology asset (the “Technology Asset”), which for accounting purposes, are considered one unit of account. We are amortizing the Technology Asset ratably over the 9.1 years average remaining life of the Patents. The net value of these intangibles as of December 31, 2023 and June 30, 2024 is $3,594,981 and $3,397,759 respectively.

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

NOTE 3: BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of AXIM Biotechnologies, Inc. (formerly Axim International, Inc.) as of June 30, 2024, and 2023 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on April 16, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

NOTE 4: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company has negative working capital of $6,552,128 and has an accumulated deficit of $74,746,972, has cash used in operating activities of operations $514,048. During the three and six months ended June 30, 2024 and 2023, the Company raised additional capital of $70,875, $166,474 and $112,550 $287,550 through Stock Purchase Agreements. This capital provides funds for research, development, and ongoing operations. The Company intends to raise substantial additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. That will raise a doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers all highly liquid investments with original maturities of three and six months or less at the time of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at June 30, 2024 and December 31, 2023. The Company has never experienced any losses related to these balances.

Accounts Receivable

It is the Company’s policy to review accounts receivable at least on a monthly basis for conductibility and follow up with customers accordingly. We do not have geographic concentration of customers.

Concentrations

At June 30, 2024, there was no accounts receivable. For the three and six months ended June 30, 2024 and 2023, one customer accounted for 100% of total revenue. Revenue was all generated from normal operations for the three and six months ending June 30, 2024.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful life. New assets and expenditures that extend the useful life of property or equipment are capitalized and depreciated. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. The Company’s property and equipment relating to operations consisted of the following at June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024	December 31, 2023
Equipment of operations	$259,631	$256,792
Less: accumulated depreciation	141,638	122,725
	$117,993	$134,067

Depreciation expense was $9,396, $18,670 and $8,022, $16,043  for the three and six months ended June 30, 2024 and 2023, respectively.

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conduct an impairment analysis for goodwill annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill. There is no goodwill balance as of June 30, 2024 or December 31, 2023.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets such as in-process research and development (IPRD), we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. There are no Indefinite-Lived Intangible Assets balance as of June 30, 2024 and December 31, 2023 respectively.

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

As at June 30, 2024 and December 31, 2023, none of the Company’s long-lived assets were deemed impaired.

The Company’s intangible assets relating to operations consisted of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
Patents	$250,000	$250,000
Licenses	4,270,000	4,270,000
	4,520,000	4,520,000
Less: accumulated amortization	1,122,241	925,019
	$3,397,759	$3,594,981

Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2024	2025	2026	2027	2028	2029 and onwards
Amortization expense	$197,224	$391,230	$391,230	$391,230	$391,230	$1,635,615

Amortization expense recorded for the three and six months ended June 30, 2024 and 2023 was $98,612, $197,224 and 98,612, 197,224 respectively.

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

Revenues from operations recognized for the three and six months ended June 30, 2024 and 2023 amounted to $17,479, $70,458 and $9,929,  $17,078 respectively.

Deferred revenue

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities in the condensed Consolidated Balance Sheets. Such amounts consist of extended prepaid services and are generally recognized as the respective performance obligations are satisfied. Deferred revenue is recognized as earned by shipping of tests or as initial 60 month advance royalty is earned by passage of time. During the three and six months ended June 30, 2024 and 2023, the Company recognized revenue of $17,479, $70,458 and $9,929, $17,078, respectively, related to its contract liabilities.

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

The Company recognizes funds received from contractual research and development services and from government grants as other revenue. These contracts and grants are not considered an ongoing major and central operation of the Company’s business. Our Income from Grants from Government for the three and six months ended June 30, 2024 and 2023, was $-0-, -0- and $-0-, -0- respectively.

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products to the customers including buying and transportation costs. There was cost of sales incurred for the three and six months ended June 30, 2024 and 2023 of $1,411, 1,411 and -0-, -0- respectively.

Supplies

A deferred cost allows a company to record a cost in its accounts, but not an expense it until a future accounting period. Supplies on hand are recognized as a current asset on the balance sheet until the goods or services are used, at which point they are charged to expenses. As of June 30, 2024 and December 31, 2023 they were $14,199 and $-0- respectively.

Deferred cost/Supplies Advance accounting policy.

A deferred cost allows a company to record a cost in its accounts, but not an expense it until a future accounting period. Supplies on hand are recognized as a current asset on the balance sheet until the goods or services are used, at which point they are charged to expenses.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in general and administrative expenses. There were no shipping costs incurred for the three and six months ended June 30, 2024 and 2023.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2024.

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$4,115,975	$-	$-	$4,115,975

December 31, 2023:

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$2,482,723	$-	$-	$2,482,723

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

No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the three and six months ended June 30, 2024 and 2023.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company had $-0- and $-0- allowance for doubtful accounts at June 30, 2024 and December 31, 2023, respectively and had $-0- accounts receivable at June 30, 2024 and December 31, 2023.

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

Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2024 as the inclusion of 24,118,329 in stock options, 1,754,962 in warrants, and 356,359,966 in convertible notes, and convertible preferred stock of 500,000 would be anti-dilutive.

There were common share equivalents 382,733,257 at June 30, 2024 and 234,215,379 at June 30, 2023. For the three and six months ended June 30, 2024 and 2023 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three and six months ended June 30, 2024 and 2023, The Company incurred research and development expenses of $4,063,$19,349 and 34,074, 54,409  from operations, respectively. The Company has entered into various agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

NOTE 6: PROMISSORY NOTE

On December 31, 2019, Sapphire Biotech, Inc. had entered into a Debt Exchange Agreement whereas the Company assumed three (3) loans totaling $128,375 of Debt owned by Sapphire Diagnostics, LLC which had an interest rate of 6% per annum. In the same Debt Exchange Agreement, the Company assumed four (4) additional loans made to Sapphire in 2019, which had an interest rate of 6% per annum. All seven (7) loans totaling $310,000, plus the aggregate interest accrued thereon of $14,218 making the face value of the new note $324,218. As of June 30, 2024 and December 31, 2023 respectively, the principal and accrued interest balances were $380,832 and $378,067 respectively. The note was refinanced January 27, 2022. With an effective date of April 01, 2022 the Note is convertible into Axim common shares at a strike price of $0.1075 per share. The interest rate is 3% compounded monthly. The note is due January 27, 2032. This note now shows as a long term convertible note payable (see Note 8).

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

See Note 8 for related party Notes payable.

NOTE 8: CONVERTIBLE NOTES PAYABLE

The following table summarizes convertible note payable of related parties as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Convertible note payable, due on November 1, 2026, interest at 3.5% p.a.	$4,000,000	$4,000,000
Convertible notes Payable MMI due on December 26, 2033 and March 28,2034 interest at 5.25% p.a. (7)	300,000	100,000
Convertible Note Payable John Huemoeller due on January 23, 2033 interest at 4.0% p.a. (6)	250,000	250,000
Convertible Note Payable John Huemoeller due on March 1, 2034 interest at 4.25% p.a. (6)	250,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	375,000	375,000
Convertible notes payable due to Board of directors due on March 15, 2034 interest at 4.25% p.a. see 9 below	140,000
Convertible note Payable CFO see 9 below	53,500
Convertible notes due to employees due on March 1, 2034 interest at 4.25 % p.a. see 9 below	342,625
Accrued Interest	254,865	160,091
Total	$5,965,990	$4,885,091
Less: unamortized debt discount/finance premium costs	927,889	631,123
Convertible notes payable related parties, net	5,038,101	4,253,968

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

For the three and six months ended June 30, 2024 and 2023, interest expense was $35,000, $70,000 and $35,000, $70,000 respectively.

As of June 30, 2024 and December 31, 2023, the balance of secured convertible note was $4,210,000 and $4,140,000 which included $210,000 and $140,000 accrued interest, respectively.

The following table summarizes convertible note payable as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (1)	$484,478	$484,478
Convertible Note Payable, due on January 27, 2032 interest at 3% p.a. (4)	367,931	367,931
Convertible note payable, due on October 1, 2029, interest at 3.5% p.a. (2)	500,000	500,000
Convertible note payable, due on February 10, 2032, interest at 3.0% p. a. (5)	425,000	425,000
Convertible note payable, due on December 31, 2034, interest at 3% p.a. (3)	190,000	190,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a. see 8 below	250,000	250,000
Convertible note payable, due on May 23, 2033, interest at 3.75% p.a. see 8 below	325,000	325,000
Convertible note payable due March 1, 2034 interest at 4.25% p.a. see 9 below	28,430
Accrued interest (The accrued interest and principal are both included in the captions titled “convertible note payable” in the balance sheet)	119,668	76,163
Total	2,690,507	2,618,572
Less: unamortized debt discount/finance premium costs	(1,132,342)	(1,209,806)
Convertible note payable, net	$1,558,165	$1,408,766

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

As of June 30, 2024 and December 31, 2023 respectively, the balance of secured convertible notes was $510,477 and $501,811, which included $26,001 and $17,333 accrued interest, respectively. See below for debt modification treatment.

(2) On October 20, 2016, a third-party investor provided the Company with $1,000,000 secured convertible note financing pursuant to three (3) Secured Convertible Promissory Notes (the “Notes”). Each of the Notes mature on October 1, 2029 and pay 3.5% compounded interest paid bi-annually. The Notes are secured by the assets of the Company, may not be pre-paid without the consent of the holder, and are convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price equal of $0.2201 per share. The investor paid cash of $500,000 for one of the Notes and issued to the Company two (2) secured promissory notes of $250,000 each for two (2) Convertible Notes of $250,000 each. The two secured promissory notes issued by the investor (totaling $500,000) as payment for two (2) secured Notes totaling $500,000 mature on February 1, 2017 ($250,000) and March 1, 2017 ($250,000), bear interest at the rate of 1% per annum, are full recourse and additionally secured by 10,486,303 shares of Medical Marijuana, Inc. (Pink Sheets symbol: MJNA) and were valued at $858,828 based upon the closing price of MJNA on October 20, 2016. A debt discount was recorded related to beneficial conversion feature inn connection with this convertible note of $499,318, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2024 and December 31, 2023 respectively, this note has not been converted and the balance of secured convertible notes was $526,832 and $517,888, which included $26,832 and $17,888 accrued interest, respectively. See below for debt extinguishment treatment.

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

On March 17, 2020, the Company entered into a Share Exchange Agreement (“Agreement”) with Sapphire Biotech, Inc., a Delaware corporation (“Sapphire”) and all of the Sapphire stockholders (collectively, the “Sapphire Stockholders”). Following the closing of the transaction, Sapphire will become a wholly owned subsidiary of AXIM. Under the terms of the Agreement, the Company intends to assume the convertible notes in the principal amounts of $190,000. After the acquisition, the Convertible Note was able to convert 6,000,000 shares of Axim’s common stock. Upon assumption of the note, the Company recorded a beneficial conversion feature of $190,000. As of June 30, 2024 and December 31, 2023, the balance of secured convertible note was $198,550 and $195,701, which included $8,550 and $5,701 accrued interest, respectively.

On January 27, 2023, Creditor agreed to waive and forfeit all interest accrued on the Sapphire Note through December 31, 2023, in the aggregate amount of $17,115 and to waive all prior defaults on the Sapphire Note through the Effective Date. This was not deemed to be a debt extinguishment since the waiver of accrued interest was not deemed to produce a change in cash flow greater than 10%. The company recorded a gain on modification of $17,117 resulting from forgiveness of accrued interest. The share conversion formula was also changed on January 23, 2023 to 0.031667 on the full outstanding balance at time of conversion.

(4) On January 27, 2022, Sapphire Biotech entered into a debt exchange agreement (effective April 1, 2022) whereas the company exchanged a convertible note with a balance of 367,931 including accrued interest for a new note charging interest at a rate of 3% per annum first interest payment due January 27, 2023 compounded monthly. The maturity date is January 27, 2032. Upon issuance was convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. As of June 30, 2024 and December 31, 2023, the balance of secured convertible note was $383,599 and $378,066, which included $15,668 and $10,135 accrued interest, respectively. This was not deemed to be a debt extinguishment.

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

Each of the Convertible Notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on February 10, 2032; and (iv) is convertible, in whole or in part, at any time by the holder, into restricted shares of the Company’s common stock at a conversion price equal to the lesser of $0.08125 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.999% of Company’s issued and outstanding common stock as of the date of the conversion. A debt discount was recorded related to beneficial conversion feature in connection with this convertible note of $1,325,000, which to be amortized over the life of the note or until the note is converted or repaid. During the three and six months ended June 30, 2024, $166,474 of the note and accrued interest of $2,840 was retired and converted to 5,665,636 common shares valued at $349,535 and as a result recognized a loss on extinguishment of $111,807, including cancellation of balance debt discount of $167,571 and a gain due to cancellation of derivative liabilities as of date of settlement of $227,459 During the three and six months ended June 30, 2024, $350,000 of the note and accrued interest of $30,858 was retired and converted to 22,207,486 common shares valued at $688,432 and as a result of the debt modification the company recognized a loss on extinguishment of $626,414, including cancellation of balance debt discount of $318,840 and a loss on issuance of the shares of $307,574 and a gain due to cancellation of derivative liabilities as of date of settlement of $624,490. As of June 30, 2024 and December 31, 2023, respectively, the principal and accrued interest balances were $834,725 and $822,735 respectively, which include accrued interest of $34,735 and $22,735, respectively.

During the three and six months ended June 30, 2024 and 2023 respectively, the Company amortized the debt discount on all the notes of $60,614, $120,697 and 41,480, 76,652 respectively. As of June 30, 2024 and December 31, 2023, unamortized debt discount was $2,060,230 and $1,840,929, respectively.

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

As of June 30, 2024 and December 31, 2023 the balance due on these notes was $517,425 and $259,361 including accrued interest of $17,425 and $9,361 respectively.

Convertible note related party MMI

(7) The Company entered into a Convertible Note Purchase Agreement (“CNPA”) with its affiliated shareholder, Medical Marijuana, Inc. pursuant to the CNPA, the Company has issued an initial note dated December 26, 2023, in the principal amount of $100,000. Due December 26, 2033. Interest payable at 5.25% beginning December 26, 2024. The note is convertible at the lesser of 0.01 or 70% of the average two lowest closing prices of the company’s stock in the ten trading days prior to any particular conversion. A second and third note each for $100,000 was issued March 28, 2024  and  June 24, 2024 on the same terms.

The Board of Directors also approved the CNPA and the sale and the further issuance of notes in the aggregate principal amount of $750,000 to Medical Marijuana, Inc. As of June 30, 2024 and December 31, 2023 the balance due on the note was $304,428 and $100,073 including accrued interest of $4,428 and $73 respectively.

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

As of June 30, 2024 and December 31, 2023 the balance due on the note was $598,807 and $588,026 including accrued interest of $23,807 and $13,026 respectively.

(9) On March 15, 2024, AXIM Biotechnologies, Inc. (the “Company”) issued Convertible Notes, having an aggregate face value of $814,555 (the “Notes”), to (i) its independent directors for past due director fees, (ii) certain officers and contractors of the Company for past due salaries and fees for services rendered, and (iii) employees of its wholly-owned subsidiary, Sapphire Biotech, Inc. (“Sapphire”), for past due salaries.  The Notes pay annual interest at the rate of 4.25% annually which shall accrue until the maturity date of March 1, 2034 (“Maturity Date”), at which time all principal and interest accrued thereon shall be due and payable.  Two of the Notes, aggregate face value $135,625, require a 25% payment of principal on each annual anniversary of the Notes (“Version 1 Notes”). The four Notes issued to the independent directors, aggregate face value of $140,000, are convertible into common stock of the Company at a conversion price of $0.01 (“Version 2 Notes”). The remaining Notes, aggregate face value $674,555, are convertible into common stock of the Company at a conversion price of $0.02 (“Version 3 Notes”). All of the Notes are restricted from converting into the Company's common stock until the earlier of the two-year anniversary of the Notes or at any time after the six-month anniversary of the Notes if the Company's common stock closes at or above $0.20 for 30 consecutive days. In addition, the Notes. may not be sold, transferred, pledged or hypothecated by the holder at any time. In total, the $814,555 aggregate face value of the Notes are convertible into 47,727,750 shares of the Company's common stock.

The note to John Huemoeller was accounted for as disclosed above.

NOTE 9: DERIVATIVE LIABILITIES

Upon the issuance of certain convertible note payable having a variable conversion rate, the Company determined that the features associated with the embedded conversion option embedded in the debt, should be accounted for at fair value, as a derivative liability.

During 2023 the company issued derivative instruments and on the dates of issuance the Company estimated the fair value of the embedded derivatives of $1,465,000 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150.19%, (3) risk-free interest rate of 3.92, and (4) expected life of 10 years. The value of notes $675,000 was debited to beneficial conversion feature and the balance $790,000 was recorded as non-cash interest expenses under interest expenses in statement of operation.

During 2024 the company issued derivative instruments and on the dates of issuance the Company estimated the fair value of the embedded derivatives of $543,369 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 152.15%, (3) risk-free interest rate of 4.43, and (4) expected life of 10 years. The value of notes $340,000 was debited to beneficial conversion feature and the balance $203,369 was recorded as non-cash interest expenses under interest expenses in statement of operation.

On June 30, 2024, the Company estimated the fair value of the embedded derivatives of $4,115,975 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 152.15%, (3) risk-free interest rate of 4.43% and (4) expected life of 9.5 years. The change of $1,424,228, $1,089,833 was recorded as loss on change in fair value of derivative liabilities for the three and six months ended June 30, 2024.

The change of $594,876 and $693,515 was recorded as loss on change in fair value of derivative liabilities for the three and six months ended June 30, 2023.

On December 31, 2023, the Company estimated the fair value of the embedded derivatives of $2,482,723 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150.19%, (3) risk-free interest rate of 3.88%, and (4) expected life of 9.86 years. The change of $ 6,618 was recorded as gain on change in fair value of derivative liabilities for the year ended December 31, 2023.

NOTE 9: DERIVATIVE LIABILITIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2024.

Balance, December 31, 2023	$2,482,723
Issuance of convertible note payable	543,369
Issuance of shares in exchange for convertible note payable
Mark to market	1,089,883
Balance, June 30, 2024	$4,115,975

NOTE 10: STOCK INCENTIVE PLAN

On May 29, 2015 the Company adopted its 2015 Stock Incentive Plan. Under the Plan the Company may issue up to 10,000,000 S-8 shares to officers, employees, directors or consultants for services rendered to the Company or its affiliates or to incentivize such parties to continue to render services. S-8 shares are registered immediately upon the filing of the Plan and are unrestricted shares that are free-trading upon issuance. On May 20, 2021 the board consent increased the issue up to 20,000,000 shares. Subsequently that amount was raised to 40,000,000 shares As of June 30, 2024 and December 31, 2023, there were 15,881,671 and 9,806,000 shares available for issuance under the Plan.

On May 9, 2023 2,000,000 in options were issued with a strike price of $0.21 per share vesting over 6 months.

On September 1, 2023, 1,000,000 in options were issued with a strike price of $0.023 per share vesting over 3 months.

For the three and six months ended June 30, 2024 and 2023, the Company recorded compensation expense of $9,613, $19,226 and $21,404, $125,226 respectively.

NOTE 11: STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 4,000,000 are undesignated “blank check” preferred stock. The Company may issue such preferred shares and designate the rights, privileges and preferences of such shares at the time of designation and issuance. As of June 30, 2024 and December 31, 2023 there are -0- and -0- shares of undesignated preferred shares issued and outstanding, respectively.

There are zero shares issued and outstanding of Series A and Series B Preferred stock as of June 30, 2024 and December 31, 2023.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, the Company had 294,458,824 and 245,929,403 shares of common stock issued and outstanding, respectively.

2024 Transactions:

The company issued 20,000,000 shares valued at $380,000 as part of a settlement of claims.

The company issued under S-1 21,500,000 for cash of $166,474.

The Company issued 1,529,424 shares valued at $22,171 for services.

The company issued 6,000,000 shares valued at $96,000 in payment for vendor invoices.

The Company cancelled 500,003 shares accounted at par value by debiting common stock and crediting additional paid in capital account.

2023 Transactions:

One million shares were issued in satisfaction of Common stock to be issued.

Eight million shares were issued during the March of 2023 pursuant to the Company’s S-1 in exchange for $166,474, $40,000 of which was received in April 2023. Twelve million shares were issued during the “period ended June 30 2023” pursuant to the Company’s S-1 in exchange for $287,550.

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

The stock option activity for the six months ended June 30, 2024 and for the year ended December 31, 2023 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2022	21,860,715	$0.13
Granted	3,000,000	0.02
Exercised

Expired or canceled	(742,386)	0.057
Outstanding at December 31, 2023	24,118,329	$0.13
Granted
Exercised
Expired or Cancelled
Outstanding June 30, 2024	24,118,329	$0.13

The following table summarizes the changes in options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2024 and December 31, 2023:

As of June 30, 2024

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	24,118,329	7.5	$0.13	24,028,072	$0.13

As of December 31, 2023

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.15	24,118,329	8.0	$0.13	22,313,683	$0.13

The Company determined the value of share-based compensation for options vested using the Black-Scholes fair value option-pricing model with the following weighted average assumptions:

	June 30,	December 31,
	2024	2023
Expected life (years)	10	10
Risk-free interest rate (%)	3.53	3.53
Expected volatility (%)	224	224
Dividend yield (%)	-	-
Weighted average fair value of shares at grant date	$0.15	$0.15

NOTE 12: STOCK OPTIONS AND WARRANTS (CONTINUED)

For the three and six months ended June 30, 2024 and 2023 stock-based compensation expense related to vested options was $9,613, $19,226 and $21,404, $125,226 respectively.

Warrants

The following table summarizes warrant activity during the period ended June 30, 2024 and for the year ended December 31,2023:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	3,025,000	$0.71
Granted	519,247	0.31
Exercised
Outstanding at December 31, 2023	3,544,247	$0.65
Forfeited/Cancelled	(1,789,285)	(0.09)
Outstanding at June 30, 2024	1,754,962	$0.56

All outstanding warrants are exercisable at June 30, 2024 and there was no unrecognized stock-based compensation expense related to warrants.

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

On April 24, 2017 the company entered into an employment agreement with Robert Malasek, its Chief Financial Officer and Secretary. The agreement does not have a set term and may be terminated at any time by the Company or Mr. Malasek with proper notice. The shares were issued in the 1st quarter 2018. Beginning in October 2019, the board ratified to increase CFO base salary to $3,000 per month. During 2022 the board subsequently increased Mr. Malasek’s compensation to $7,500 per month.

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

In order to accommodate Versea we have arranged to have IUL a supplier of test readers to supply readers directly to Versea.  Axim has no control over readers and receives no income as a result.  This is reflected on a net basis on the financials with no profit or loss effect.

Due to the Agreement, the positions of: (i) National Sales Director; and (ii) Chief Medical Officer held by Jeff Busby and Dr. Joseph Tauber, respectively, were no longer necessary for Company operations and, therefore, eliminated.

The Company received an initial license fee of $150,000 and has the right to cancel the agreement if minimum sales targets are not reached. This amount was recorded as deferred revenue and amortized over 5 years beginning September 15, 2022. During the three and six months ended June 30, 2024 and 2023, the Company amortized $7,479, $14,958 and $7,397, $14,876 The carrying balance as of June 30, 2024 and December 31, 2023 was $96,189 and $111,209, respectively.

The Company also received $192,000 towards sale of its IgE and Lactoferrin tests. The tests were not shipped as of December 31, 2023 so the amount was disclosed as deferred revenue as of December 31, 2023. The initial agreement was made between the parties was $12 per test, but subsequently verbally it was agreed for $10 per test by both the parties.

During the quarter ending March 31, 2024 4,550 in tests were shipped at $10 per test resulting in revenue recognition of $45,500 and during the quarter ended June 30, 2024  1,000 tests were shipped resulting in 10,000 revenue recognition; leaving a carrying value of $136,500. There was a verbal agreement to reduce the selling price of the tests from $12- to $10-

Supply agreement

In February 2024, the Company entered into a key supply agreement for DED test strip readers which will be deployed for diagnostic testing, focusing on lactoferrin levels. The readers, a point of care medical device, will be supplied by Barcelona, Spain-based IUL SA (“IUL”). The Company will be utilizing state-of-the-art portable iPeak readers that were tested against other comparable products. These readers are designed to hold different cassette sizes and are equipped with connectivity and can read cassettes of up to five strips and seven lines per strip at a time. iPeak is equipped with “Flash Eye” technology based on the principles of machine vision illumination.

On February 20, 2024, the Company announced that Verséa™ Ophthalmics, LLC, placed an order for an additional 50 of  IUL Lateral Flow Readers. During the period ended the Company acted in an agent role between the Versea and IUL for arranging the material and making payments on their behalf, As of June 30, 2024, the amount of $19,010 receivable from Versea was netted off with accounts payable balance of IUL.

Operating Lease

Lease Agreement—On March 29, 2023, Sapphire entered into a 3-year lease agreement (“Lease”) renewal to stay in the same space. with monthly base rent in the 1st year $8,014, 2nd year $8,335 and 3rd year $8,668 and a final payment of $9,014 at implicit interest rate of 6%. Upon commencement of the Lease, the lease will expire on May 31, 2026.

NOTE 13: COMMITMENT AND CONTINGENCIES (CONTINUED)

Operating Leases - Right of Use Assets and Purchase Commitments Right of Use Assets

We have operating leases for office space that expire through 2026. Below is a summary of our right of use assets and liabilities as of June 30, 2024.

Right-of-use assets	$182,686

Lease liability obligations, current	$92,645
Lease liability obligations, noncurrent	93,847
Total lease liability obligations	$186,492

Weighted-average remaining lease term	1.92 years

Weighted-average discount rate	6%

The following table summarizes the lease expense for the three and six months ended June 30, 2024 and 2023:

	Six Months June 30,		Six Months June 30,
	2024		2023
Operating lease expense	$58,171	*	$44,232
Short-term lease expense	-		23,274
Total lease expense	$58,171		$67,506

*We recorded $58,171 of operating lease expense this includes $9,445 of maintenance charges.

	Three Months June 30,		Three Months June 30,
	2024		2023
Operating lease expense	$29,301	*	$25,128
Short-term lease expense	-		11,637
Total lease expense	$29,301		$36,765

*We recorded $29,301 of operating lease expense this includes $5,136 of maintenance charges.

Approximate future minimum lease payments for our lease liability over the remaining lease periods as of June 30, 2024, are as follows:

2024	$50,010
2025	102,684
2026	43,686

Total minimum payments	196,380
Add: deferred rent	3,806
Less: amount representing interest	(13,694)
Total	$186,492

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

During the year ended December 31, 2023 the financial statements reflected a loss resulting from the settlement agreement in the amount of $955,000. As of June 30, 2024, $537,000 is outstanding.

NOTE 14: SUBSEQUENT EVENTS

$18,000 from a related party in exchange for a note which is (i)unsecured; (ii) bears interest at a rate of 5.25% per annum; (iii) payable upon demand.

On July 16, 2024 the company received $50,000 from an investor in exchange for a convertible note. Interest payable at 5.25% beginning December 26, 2024. The note is convertible at the lesser of 0.01 or 70% of the average two lowest closing prices of the company’s stock in the ten trading days prior to any particular conversion.

On July31 the company received $25,000 from a related party in exchange for a note Interest payable at 5.25% beginning December 26, 2024. The note is convertible at the lesser of 0.01 or 70% of the average two lowest closing prices of the company’s stock in the ten trading days prior to any particular conversion.

On August 6, 2024 the company received $50,000 from an investor in exchange for a note Interest payable at 5.25% beginning December 26, 2024. The note is convertible at the lesser of 0.01 or 70% of the average two lowest closing prices of the company’s stock in the ten trading days prior to any particular conversion.

On August 7, 2024 the company received a $22,500 advance from a related party. During August 2024 the company received $38,000 in additional advance from shareholder bring the total to $483,420.

In August 2024, the company issued an additional 7,500,000 million shares of its common stock under its S-1 in exchange for funds that have not been finalized as of the filing date.

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

The FDA allows for CLIA waivers, and we intend to pursue a waiver for both current tests and all future product offerings. Our scientists have been diligently making patentable improvements to the tests which will simplify use by the clinician and enhance likelihood of CLIA waiver approval. We plan to file for the waiver in the third quarter of 2024 after conducting a fairly simple comparative clinical study. The objective will be to determine whether the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED, which we believe is the case. This study is a key component of the filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. We believe that the acquisition of these FDA 510(k) cleared diagnostic products, a waiver and the distribution partnership we have with Versea will allow the business to grow at a rapid pace.

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

Ocular Lactoferrin Lf) CPT code 83520 2021 CMS reimbursement (average) $17.27/eye

Ocular Immunoglobulin E (IgE) CPT Code 83520 2021 CMS reimbursement (average) $16.46/eye

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

We intend to run a clinical study for MMP-9 in the 1st quarter of 2025. The distribution agreement we have with Versea calls for Versea to pay for half of the expense in return for a paid up license to market the test after the 510(k) clearance is achieved.

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

On July 12, 2023, AXIM announced that it had begun shipping revenue generating validation kits for Ocular Immunoglobulin E (IgE), a key biomarker primarily associated with non-specific, allergic conjunctivitis, which often mimics Dry Eye Disease. Since then, the Company has undertaken additional optimization of IgE and is planning a re-release of the product in the 3rd quarter.

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

On September 30, 2022, Verséa launched the IgE and Lactoferrin tests at the 2022 American Academy of Ophthalmology (AAO) and American Academy of Optometry (AAOPT) conferences. The MMP-9 test is anticipated to follow in the 1st quarter 2025 upon FDA clearance. In recent months, AXIM has been preparing for the scaling of production of its tests in anticipation of significant new orders and is now prepared to support new orders associated with the Versea agreement and subsequent launch.

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

On October 4, 2022, the Company announced that it had received an initial order of 19,000 point-of-care (POC) Lactoferrin diagnostic tests and 100 readers targeting ocular surface diseases through its exclusive global commercialization partner Verséa Ophthalmics, marking the Company’s first large-scale revenue generating order. To date we have received an order for an additional 50 readers and have produced and delivered 100 kits each with 100 eye tests in each kit totaling 10,000 Lactoferrin diagnostic tests.  Our distribution partner, Versea, has been steadily increasing the number of customer sites for our products for a total of 41 active customer sites to date.

On December 20, 2023, AXIM announced that the Company had signed an agreement with contract manufacturer Auer Precision for the production of its two FDA-cleared diagnostic assays designed for point-of-care diagnosis of Dry Eye Disease (DED).  The partnership has enabled Axim to scale production quantities of the Lactoferrin diagnostic test.  To date, Auer has produced 5,000 validated Lactoferrin tests for Axim and has shipped directly to Versea, our distributor, a total of 2,900 tests.

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

CLIA Waiver Process

In the 3rd quarter, the Company plans to conduct a comparative clinical study commencing with Lactoferrin. The objective will be to prove that the AXIM Eye test system has equal or better simplicity than the other forms of diagnostic testing for DED. This study is a key component of our filing process with the FDA for a Clinical Laboratory Improvement Amendment (CLIA) Certificate of Waiver. Initially, we will be targeting a waiver for the Lactoferrin diagnostic test, to be followed by the IgE diagnostic test. The testing is expected to prove that the products are simple to use with minimal risks of erroneous results. The expected timeline for filing and receiving a final CLIA decision is approximately three to six months.

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

Milestones to Date

On August 3, 2021, we announced that the Company has signed a Binding Term Sheet to acquire the technology for the testing of Dry Eye Disease (DED), including two FDA clearances for the commercial sale of two ophthalmic diagnostic lab tests. The transaction closed on August 26, 2021.

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

On July 12, 2023, AXIM announced that it had begun shipping revenue generating validation kits for Ocular Immunoglobulin E (IgE), a key biomarker primarily associated with non-specific, allergic conjunctivitis, which often mimics Dry Eye Disease.   Since that time, the Company has been optimizing IgE and plans to re-release the product by end of the 3rd quarter.

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

On May 14, 2024, Axim was advised that the California Department of Public Health had granted the Company a medical device manufacturing license satisfying the requirement that Axim obtain the manufacturing license to support its production of medical devices in California.

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

Going Concern

The Company’s financial statements have been presented assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital of $6,552,128 has an accumulated deficit of $74,746,972, has cash used in operating activities of $514,048 and presently does not have the resources to accomplish its objectives during the next three months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023:

	Three Months June 30, 2024	Three Months June 30, 2023	$ Change	%Change
Revenues	17,479	9,929	7,550	>	86%
Cost of Goods Sold	1,744		1,744		100
Operating Expenses	585,176	707,658	(122,482)	>	16%
Loss from Operations	(569,441)	(697,729)	(128,288)	>	17%
Other expenses (income)	1,700,374	3,025,566	(1,325,192)	>	43%
Net loss	(2,269,815)	(3,723,295)	(1,453,480)	>	38%

	Six Months June 30, 2024	Six Months June 30, 2023	$ Change	%Change
Revenues	70,458	17,078	53,380	>	100%
Cost of Goods Sold	1,744		1,744		100
Operating Expenses	1,039,720	1,425,442	(385,722)	>	26%
Loss from Operations	(971,006)	(1,408,364)	(437,358)	>	30%
Other expenses (income)	1,591,108	5,077,559	(3,486,451)	>	68%
Net loss	(2,562,114)	(6,485,923)	(3,923,809)	>	60%

Revenue

Revenues from continuing operations recognized for the three and six months ended June 30, 2024 and 2023 amounted to $17,479, $70,458 and $9,929, $17,078 respectively.

Cost of Revenue from continuing operations recognized for three and six months ended March, 2024 and 2023 amounted to $1,744, $1,744 and $-0-, -0- respectively. The lack of COGS is due to packaging and other miscellaneous costs being previously expensed customers in 2024 and 2023.

Operating Expenses

Research and Development Expenses

For the three and six months ended June 30, 2024 and 2023 the Company incurred research and development expenses of $4,063, $19,349, and $34,074, $54,409 from continuing operations, respectively.

Selling, General and Administrative Expenses

Our Selling, General and Administrative expenses for the three and six months ending June 30, 2024 and 2023 were $478,394, $809,435 and $566,829, $1,157,524, respectively. The decrease is a current lack of operating capital.

Depreciation Expenses

For the three and six months ending June 30, 2024 our depreciation expenses were $9,517, $18,912 as compared to $8,143, $16,285 for the three and six months ended June 30, 2023. The increase is primarily due to the purchase of fixed assets in current period.

Amortization Expenses

For the three and six months ended June 30, 2024 our amortization expenses were $98,612, $197,224 as compared to $98,612, $197,224 for the three and six months ended June 30, 2023. due to recognizing the intangible assets as a result of the acquisition of Sapphire Biotech and patents and 510(K) license from advanced Tear Diagnostics, LLC in 2021.

Other Income and Expenses

Our interest expenses for the three and six months ended June 30, 2024 and 2023 were $178,244, $341,840 and $751,505, $809,344 respectively, variance was due to non-cash interest expenses .Loss ( Gain) on extinguishment of debt for the three and six months ended June 30, 2024 and 2023 were $37,018, $43,418 and $-0-, $172,731, respectively, variance was result of debt exchange. Amortization of debt discount was $60,614, $120,697 and $41,480, $76,652 respectively. Loss from derivative liability insufficient shares was -0- for the three and six months ending period ending June 30, 2024 as opposed to $1,637,705, 3,670,779 for the three and six months ending June 30, 2023. The variances were due to Debt modification agreements; and issuance of convertible notes in excess of authorized shares.

Net Cash Provided by/Used in Operating Activities

Net cash used in continuing operating activities was $514,048, net cash used of $785,553 for the ended June 30, 2024 and 2023 respectively. The cash used in operating activities is primarily attributable to our net loss from operations of $2,758,729 and offset by net changes in the balances of operating assets and liabilities and non-cash expenses. For the six months ended June 30, 2024, stock-based compensation was $19,226, amortization of debt discount was $120,697, common stock issued for service was $5,853, amortization of intangible was $98,612, Loss on extinguishment of debt was $43,688, non-cash interest expense was $203,429 and this was offset by change in fair value if derivative liability of $1,089,883. For the six months ended June 30, 2023, these non-cash expenses were stock-based compensation of $125,266 and amortization of $76.652 change in fair value of derivative of $693,515. For six months ended June 30, 2024 and 2023 the Company recorded increase (decrease) to accounts payable and accrued expenses of $300,247 and $351,176, respectively, of operating activities.

Net Cash provided by Investing Activities

Net cash used in (provided by) investing activities during the period ended June 30, 2024 was $2,839 compared to $0 for the same period in 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months period ended June 30, 2024, was $366,474, and $835,769 for the same period in 2023. The Company has successfully raised significant capital in exchange for its common stock for the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between January 1, 2024, and June 30, the Company issued total 26,000,000 shares valued $476,000 that were not registered under the Securities Act.

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

Item 6. Exhibits.

Statements
Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023.

Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and six months June 30, 2024 and 2023(unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited)

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

AXIM BIOTECHNOLOGIES, INC.

Dated: August 19, 2024	By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President and Director
Principal Executive Officer

Dated: August 19, 2024	By:	/s/ Robert Malasek
Robert Malasek
Principal Financial Officer

